Form 10-Q
period 2023-03-31
PRUDENTIAL FINANCIAL INC
filed 2023-05-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

As of April 30, 2023, 365 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) rapidly rising interest rates and equity market declines and their impact on our liquidity, capital positions, cash flows, results of operations and financial position; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to execute our strategy; and (16) the risks related to COVID-19 could reemerge. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2023 and December 31, 2022 (in millions, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023-$269; 2022-$138) (amortized cost: 2023-$338,604; 2022-$335,447)(1)	$320,512	$307,719
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2023-$2; 2022-$2) (fair value: 2023-$1,449; 2022-$1,455)(1)	1,277	1,296
Fixed maturities, trading, at fair value (amortized cost: 2023-$7,427; 2022-$7,303)(1)	6,269	5,951
Assets supporting experience-rated contractholder liabilities, at fair value	2,958	2,844
Equity securities, at fair value (cost: 2023-$5,432; 2022-$5,306)(1)	7,573	7,150
Commercial mortgage and other loans (net of $221 and $203 allowance for credit losses; includes $257 and $137 of loans measured at fair value under the fair value option at March 31, 2023 and December 31, 2022, respectively)(1)	56,778	56,745
Policy loans	10,041	10,046
Other invested assets (net of $1 and $1 allowance for credit losses; includes $6,117 and $5,682 of assets measured at fair value at March 31, 2023 and December 31, 2022, respectively)(1)	21,491	21,099
Short-term investments (net of allowance for credit losses: 2023-$7; 2022-$6)	5,177	4,591
Total investments	432,076	417,441
Cash and cash equivalents(1)	17,425	17,251
Accrued investment income(1)	3,095	3,012
Deferred policy acquisition costs(2)	20,741	20,546
Value of business acquired(2)	601	621
Market risk benefit assets(2)	976	800
Other assets (net of allowance for credit losses: 2023-$26; 2022-$26)(1)(2)	32,061	31,679
Separate account assets	202,294	197,679
TOTAL ASSETS	$709,269	$689,029
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(2)	$273,586	$261,773
Policyholders’ account balances(2)	138,139	135,624
Market risk benefit liabilities(2)	6,096	5,864
Policyholders’ dividends	1,487	694
Securities sold under agreements to repurchase	6,617	6,589
Cash collateral for loaned securities	5,975	6,100
Income taxes(2)	517	277
Short-term debt	705	775
Long-term debt	20,451	19,908
Other liabilities (including allowance for credit losses: 2023-$17; 2022-$18 )(1)(2)	20,540	21,824
Notes issued by consolidated variable interest entities(1)	415	374
Separate account liabilities	202,294	197,679
Total liabilities	676,822	657,481
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 20)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2023 and December 31, 2022)	6	6
Additional paid-in capital	25,643	25,747
Common Stock held in treasury, at cost (300,443,223 and 300,342,458 shares at March 31, 2023 and December 31, 2022, respectively)	(23,147)	(23,068)
Accumulated other comprehensive income (loss)(2)	(3,825)	(3,806)
Retained earnings(2)	32,708	31,714
Total Prudential Financial, Inc. equity	31,385	30,593
Noncontrolling interests	1,062	955
Total equity	32,447	31,548
TOTAL LIABILITIES AND EQUITY	$709,269	$689,029
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2023 and 2022 (in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUES
Premiums (includes 2023-$16 and 2022-$55 for gain (loss) from changes in estimates on deferred profit liability amortization)(1)	$9,363	$7,689
Policy charges and fee income(1)	1,134	1,299
Net investment income	4,320	4,358
Asset management and service fees	917	1,133
Other income (loss)(1)	1,019	(1,310)
Realized investment gains (losses), net(1)	217	(1,044)
Change in value of market risk benefits, net of related hedging gains (losses)(1)	75	(270)
Total revenues	17,045	11,855
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	10,304	8,775
Change in estimates of liability for future policy benefits(1)	25	(145)
Interest credited to policyholders’ account balances(1)	981	60
Dividends to policyholders	319	235
Amortization of deferred policy acquisition costs(1)	365	371
General and administrative expenses(1)	3,204	3,217
Total benefits and expenses	15,198	12,513
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,847	(658)
Total income tax expense (benefit)(1)	382	(144)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,465	(514)
Equity in earnings of operating joint ventures, net of taxes	12	8
NET INCOME (LOSS)	1,477	(506)
Less: Income (loss) attributable to noncontrolling interests	15	(13)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,462	$(493)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.94	$(1.33)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.93	$(1.33)
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2023 and 2022 (in millions)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$1,477	$(506)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period(1)	13	(389)
Net unrealized investment gains (losses)(1)	8,379	(22,833)
Interest rate remeasurement of future policy benefits(1)	(8,705)	23,589
Gain (loss) from changes in non-performance risk on market risk benefits(1)	186	1,107
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	19	65
Total	(108)	1,539
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(90)	599
Other comprehensive income (loss), net of taxes	(18)	940
Comprehensive income (loss)	1,459	434
Less: Comprehensive income (loss) attributable to noncontrolling interests	16	(14)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,443	$448
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)						1,443	16	1,459
Balance, March 31, 2023	$6	$25,643	$32,708	$(23,147)	$(3,825)	$31,385	$1,062	$32,447
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021(1)	$6	$25,732	$35,183	$(21,838)	$(9,494)	$29,589	$732	$30,321
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(493)			(493)	(13)	(506)
Other comprehensive income (loss), net of tax					941	941	(1)	940
Total comprehensive income (loss)						448	(14)	434
Balance, March 31, 2022(1)	$6	$25,659	$34,228	$(22,051)	$(8,553)	$29,289	$700	$29,989
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (in millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)(1)	$1,477	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	(217)	1,044
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(75)	270
Policy charges and fee income(1)	(540)	(557)
Interest credited to policyholders’ account balances(1)	981	60
Depreciation and amortization(1)	41	15
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(134)	972
Change in:
Deferred policy acquisition costs(1)	(205)	(201)
Future policy benefits and other insurance liabilities(1)	1,888	1,221
Income taxes(1)	357	(158)
Derivatives, net(1)	(354)	(2,840)
Other, net(1)	(1,876)	681
Cash flows from (used in) operating activities	1,343	1
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	11,178	14,240
Fixed maturities, held-to-maturity	7	9
Fixed maturities, trading	226	530
Assets supporting experience-rated contractholder liabilities	765	9,493
Equity securities	550	1,544
Commercial mortgage and other loans	855	1,337
Policy loans	460	470
Other invested assets	249	481
Short-term investments	6,381	10,486
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,677)	(17,000)
Fixed maturities, trading	(290)	(59)
Assets supporting experience-rated contractholder liabilities	(770)	(9,844)
Equity securities	(550)	(563)
Commercial mortgage and other loans	(737)	(1,472)
Policy loans	(371)	(285)
Other invested assets	(570)	(703)
Short-term investments	(6,837)	(7,658)
Derivatives, net	(104)	(540)
Other, net	(68)	29
Cash flows from (used in) investing activities	(3,303)	495
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	6,747	7,980
Policyholders’ account withdrawals	(4,592)	(7,249)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(97)	(374)
Cash dividends paid on Common Stock	(473)	(466)
Net change in financing arrangements (maturities 90 days or less)	38	5
Common Stock acquired	(251)	(364)
Common Stock reissued for exercise of stock options	28	69
Proceeds from the issuance of debt (maturities longer than 90 days)	495	1,024
Repayments of debt (maturities longer than 90 days)	(29)	(60)
Proceeds from notes issued by consolidated VIEs	59	0
Repayments of notes issued by consolidated VIEs	(16)	0
Other, net	220	(139)
Cash flows from (used in) financing activities	2,129	426
Effect of foreign exchange rate changes on cash balances	5	(86)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	174	836
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	0	(366)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	174	1,202
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	17,299	12,934
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$17,473	$14,136

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (in millions)

	Three Months Ended March 31,
	2023	2022
HELD-FOR-SALE CLASSIFICATION(1)(2)
Change in assets classified as held-for-sale	$0	$(11,531)
Change in liabilities classified as held-for-sale	0	(9,237)
Change in net assets classified as held-for-sale	$0	$(2,294)

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$264	$222
Novation of annuity contracts(3)	$(8)	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$1,506	$502
Liabilities assumed	2,409	505
Net cash received	$903	$3

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$17,425	$14,086
Restricted cash and restricted cash equivalents (included in “Other assets”)	48	50
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$17,473	$14,136
__________
(1)Prior period amounts include the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)See Note 1 for additional information regarding the dispositions.
(3)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude certain non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company. See Note 1 for additional information.

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

Effective January 1, 2023, the Company made the following segment reporting changes, which do not impact the Company’s consolidated financial statements:

•Based on the write-down of Assurance IQ’s (“AIQ”) goodwill asset, and that its financial results and operations are not considered significant, AIQ no longer represents a separately reportable segment and is now included within the Company’s Corporate and Other operations.
•Since Prudential Advisors, the Company’s proprietary nationwide distribution business, is no longer managed through the Individual Life segment and its financial results and operations are not considered significant, it is now included within the Company’s Corporate and Other operations.

Historical segment results have been updated to conform to the current period presentation.

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance and Individual Life businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included within Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above.

Basis of Presentation

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Unaudited Interim Consolidated Financial Statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Adoption of ASU 2018-12

In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and deferred policy acquisition costs (“DAC”) and related balances, and using the retrospective transition method, as required, for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as previously reported in 2022, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Unaudited Interim Consolidated Financial Statements included herein.

Unaudited Interim Consolidated Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
Deferred policy acquisition costs	$19,537	$1,009	$20,546
Value of business acquired	595	26	621
Income tax assets	4,214	(4,214)	0
Market risk benefit assets	0	800	800
Other assets	30,188	1,491	31,679
TOTAL ASSETS	689,917	(888)	689,029

Future policy benefits	284,452	(22,679)	261,773
Policyholders' account balances	135,602	22	135,624
Market risk benefit liabilities	0	5,864	5,864
Income taxes	0	277	277
Other liabilities	20,536	1,288	21,824
Total liabilities	672,709	(15,228)	657,481

Accumulated other comprehensive income (loss)	(19,827)	16,021	(3,806)
Retained earnings	33,392	(1,678)	31,714
Total Prudential Financial, Inc. equity	16,250	14,343	30,593
Noncontrolling interests	958	(3)	955
Total equity	17,208	14,340	31,548
TOTAL LIABILITIES AND EQUITY	$689,917	$(888)	$689,029

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Operations:

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$7,952	$(263)	$7,689
Policy charges and fee income	1,459	(160)	1,299
Other income (loss)	(1,371)	61	(1,310)
Realized investment gains (losses), net	(316)	(728)	(1,044)
Change in value of market risk benefits, net of related hedging gain	0	(270)	(270)
Total revenues	13,215	(1,360)	11,855
BENEFITS AND EXPENSES
Policyholders' benefits	8,868	(93)	8,775
Change in estimates of liability for future policy benefits	0	(145)	(145)
Interest credited to policyholders' account balances	169	(109)	60
Amortization of deferred policy acquisition costs	847	(476)	371
General and administrative expenses	3,211	6	3,217
Total benefits and expenses	13,330	(817)	12,513
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(115)	(543)	(658)
Total income tax expense (benefit)	(69)	(75)	(144)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(46)	(468)	(514)
Equity in earnings of operating joint ventures, net of taxes	2	6	8
NET INCOME (LOSS)	(44)	(462)	(506)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(31)	$(462)	$(493)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.10)	$(1.23)	$(1.33)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.10)	$(1.23)	$(1.33)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(44)	$(462)	$(506)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(352)	(37)	(389)
Net unrealized investment gains (losses)	(21,770)	(1,063)	(22,833)
Interest rate remeasurement of future policy benefits	0	23,589	23,589
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,107	1,107
Total	(22,057)	23,596	1,539
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(4,937)	5,536	599
Other comprehensive income (loss), net of taxes	(17,120)	18,060	940
Comprehensive income (loss)	(17,164)	17,598	434
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(17,150)	$17,598	$448

Unaudited Interim Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44)	$(462)	$(506)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	316	728	1,044
Change in value of market risk benefits, net of related hedging (gain) loss	0	270	270
Policy charges and fee income	(634)	77	(557)
Interest credited to policyholders' account balances	169	(109)	60
Depreciation and amortization	18	(3)	15
Change in:
Deferred policy acquisition costs	266	(467)	(201)
Future policy benefits and other insurance liabilities	1,404	(183)	1,221
Income taxes	(83)	(75)	(158)
Derivatives, net	(3,000)	160	(2,840)
Other, net	617	64	681
Cash flows from (used in) operating activities	$1	$0	$1

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income (“AOCI”) and the impacted insurance-related balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

January 1, 2021
Retained Earnings
(in millions)
Balance after-tax, prior to transition	$30,749
Reclassification of market risk benefits non-performance risk to AOCI(1)	(1,588)
Updates to certain universal life contract liabilities(2)	(1,025)
Change in non-participating traditional and limited-payment contract liabilities(3)	(543)
Other	(271)
Total pre-tax adjustments	(3,427)
Tax impacts	815
Balance after-tax, after transition	$28,137
__________
(1)Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRB”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)Reflects the impact on additional insurance reserves (“AIR”) and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts in the Individual Life segment. For additional information, see Note 2.
(3)Reflects the impact on in-force contract liabilities where expected benefits exceed expected gross premiums and/or exhausts any deferred profit liabilities at any issue-year cohort level as a result of updating to current best estimate cash flow assumptions as of transition date, as well as the impact of flooring the liability for future policy benefits at zero at the issue-year cohort level as of transition date.

At transition, there was a pre-tax charge to retained earnings of $402 million for certain issue-year cohorts related to non-participating traditional and limited-payment products where the expected benefits exceeded the expected gross premiums and/or exhausted any deferred profit liabilities. The charge is primarily driven by the loss of the aggregation benefit as sufficiencies in issue-year cohorts cannot offset issue-year cohorts with deficiencies. For additional information regarding the liability for future policy benefits, see Note 2.

January 1, 2021
Accumulated Other Comprehensive Income
(in millions)
Balance after-tax, prior to transition	$30,738
Unwinding amounts related to unrealized investment gains and losses(1)	5,534
Reclassification of MRB NPR to AOCI(2)	1,588
Interest rate remeasurement of future policy benefits(3)	(62,711)
Change in operating joint ventures	(12)
Total pre-tax adjustments	(55,601)
Tax impacts	13,205
Balance after-tax, after transition	$(11,658)
__________
(1)Primarily reflects i) the removal of amounts related to the impact of unrealized investment gains and losses on premium deficiency reserves for non-participating traditional and limited-payment contracts and ii) amounts related to DAC and other balances as unrealized investment gains or losses no longer impact the amortization pattern of such balances under the new guidance. Also includes the impacts from updates to reserves and other related balances for certain universal life contracts. For additional information, see Note 2.
(2)Reflects the cumulative impact of changes in NPR on the fair value of market risk benefits from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(3)Reflects the impact of remeasuring in-force non-participating traditional and limited-payment contract liabilities using current upper-medium grade fixed income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates as of January 1, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Deferred Policy Acquisition Costs
	Retirement Strategies	Individual Life		International Businesses		Other Businesses	Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance prior to transition	$4,643	$2,417	$3,779	$4,278	$3,390	$520	$19,027
Unwinding amounts related to unrealized investment gains and losses and other activity	273	0	450	337	570	106	1,736
Balance after transition	$4,916	$2,417	$4,229	$4,615	$3,960	$626	$20,763

	January 1, 2021
	Deferred Sales Inducements(1)
	Retirement Strategies	Other Businesses	Total
	Individual Variable
	(in millions)
Balance prior to transition	$781	$39	$820
Unwinding amounts related to unrealized investment gains and losses	85	2	87
Balance after transition	$866	$41	$907
__________
(1)Deferred sales inducements (“DSI”) are included in “Other assets”.

	January 1, 2021
	Value of Business Acquired
	International Businesses	Other Businesses(1)	Total
	Gibraltar Life and Other
	(in millions)
Balance prior to transition	$852	$251	$1,103
Unwinding amounts related to unrealized investment gains and losses and other activity	59	1	60
Balance after transition	$911	$252	$1,163
__________
(1)Primarily represents value of business acquired (“VOBA”) for the Full Service Retirement business.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Benefit Reserves(1)
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other	Other Businesses(2)	Total
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long- Term Care
	(in millions)
Balance prior to transition	$65,383	$7,887	$51,607	$69,542	$7,975	$6,624	$209,018
Changes in cash flow assumptions and other activity	(3,805)	0	10	(523)	(18)	1	(4,335)
Balance after transition, at original discount rate	61,578	7,887	51,617	69,019	7,957	6,625	204,683
Cumulative changes in discount rate assumptions and other activity	13,548	2,662	22,590	13,784	4,905	5,381	62,870
Balance after transition, at current discount rate	75,126	10,549	74,207	82,803	12,862	12,006	267,553
Less: Reinsurance recoverable	0	799	160	307	0	13	1,279
Balance after transition, net of reinsurance recoverable	$75,126	$9,750	$74,047	$82,496	$12,862	$11,993	$266,274
__________
(1)Benefit reserves, excluding amounts for reinsurance recoverable, are included in "Future policy benefits." For additional information regarding the liability for future policy benefits, see Note 9.
(2)Primarily represents benefit reserves related to the Prudential of Taiwan business that was sold in the second quarter of 2021. The Company did not choose to apply ASU 2022-05 to this disposal transaction. See Note 2 for additional information.

	January 1, 2021
	Deferred Profit Liability(1)
	Retirement Strategies	International Businesses		Other Businesses	Total
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Balance prior to transition	$1,315	$1,964	$3,746	$349	$7,374
Changes in benefit reserves	3,801	110	730	148	4,789
Balance after transition	5,116	2,074	4,476	497	12,163
Less: Reinsurance recoverable	0	7	15	0	22
Balance after transition, net of reinsurance recoverable	$5,116	$2,067	$4,461	$497	$12,141
__________
(1)Deferred profit liability (“DPL”), excluding amounts for reinsurance recoverable, is included in "Future policy benefits." For additional information regarding the liability for future policy benefits, see Note 9.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Additional Insurance Reserves(1)
	Retirement Strategies	Individual Life	Other Businesses	Total
	Individual Variable	Variable/ Universal Life
	(in millions)
Balance prior to transition	$889	$9,415	$483	$10,787
Unwinding amounts related to unrealized investment gains and losses	(65)	(1,444)	(106)	(1,615)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	824	7,971	377	9,172
Reclassification of future policy benefits AIR to MRB	(824)	0	(92)	(916)
Reclassification of policyholders’ account balances AIR to MRB	0	0	(48)	(48)
Updates to certain universal life contract liabilities(2)	0	1,772	7	1,779
Change in discount rate for annuitization benefits	0	0	116	116
Balance after transition, excluding amounts related to unrealized investment gains and losses	0	9,743	360	10,103
Amounts related to unrealized investment gains and losses after transition	0	1,186	0	1,186
Balance after transition	0	10,929	360	11,289
Less: Reinsurance recoverable	0	4,387	0	4,387
Balance after transition, net of reinsurance recoverable	$0	$6,542	$360	$6,902
__________
(1)Additional insurance reserves (“AIR”), excluding amounts for reinsurance recoverable, are included in “Future policy benefits”. For additional information regarding the liability for future policy benefits, see Note 9.
(2)For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

	January 1, 2021
	Universal Life Loss Recognition Reserves/Profit Followed by Losses Liability(1)
	Individual Life	Other Businesses
			Total
	(in millions)
Balance prior to transition	$1,823	$6	$1,829
Unwinding amounts related to unrealized investment gains and losses	(1,149)	0	(1,149)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	674	6	680
Derecognizing LRR & PFL	(674)	0	(674)
Balance after transition, excluding amounts related to unrealized investment gains and losses	0	6	6
Amounts related to unrealized investment gains and losses after transition	1,018	0	1,018
Balance after transition	$1,018	$6	$1,024
__________
(1)Universal life loss recognition reserves (“LRR”) / profit followed by losses liability (“PFL”) are included in “Future policy benefits”. For additional information regarding the liability for future policy benefits, see Note 9.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Non-Participating Traditional and Limited-Payment Loss Recognition Reserves/Profit Followed by Losses Liability(1)
	Retirement Strategies	International Businesses		Corporate and Other	Other Businesses	Total
	Institutional	Life Planner	Gibraltar Life and Other	Long- Term Care
	(in millions)
Balance prior to transition	$1,985	$181	$670	$734	$145	$3,715
Unwinding amounts related to unrealized investment gains and losses	(1,985)	(169)	(670)	(734)	(105)	(3,663)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	0	12	0	0	40	52
Derecognizing LRR & PFL	0	(12)	0	0	(40)	(52)
Balance after transition	$0	$0	$0	$0	$0	$0
__________
(1)Prior to the adoption of ASU 2018-12, non-participating traditional and limited-payment loss recognition reserves / profit followed by losses liabilities were included in “Future policy benefits”.

	January 1, 2021
	Terminal Dividend Liability(1)
	Individual Life		Closed Block Division	Total
	Variable/ Universal Life	Term Life
	(in millions)
Balance prior to transition	$212	$4	$375	$591
Unwinding amounts related to unrealized investment gains and losses and other activity	(11)	0	0	(11)
Balance after transition	201	4	375	580
Less: Reinsurance recoverable	0	0	0	0
Balance after transition, net of reinsurance recoverable	$201	$4	$375	$580
__________
(1)Terminal dividend liability is included in “Future policy benefits”.

	January 1, 2021
	Unearned Revenue Reserves(1)
	Individual Life	International Businesses
	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Corporate and Other	Other Businesses	Total
	(in millions)
Balance prior to transition	$2,204	$161	$45	$152	$30	$2,592
Unwinding amounts related to unrealized investment gains and losses and other activity	539	2	5	38	0	584
Balance after transition	2,743	163	50	190	30	3,176
Less: Reinsurance recoverable	0	0	0	0	0	0
Balance after transition, net of reinsurance recoverable	$2,743	$163	$50	$190	$30	$3,176
__________
(1)Unearned revenue reserves (“URR”) are included in “Policyholders' account balances”.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Market Risk Benefits(1)
	Retirement Strategies	Other Businesses	Total
	Individual Variable
	(in millions)
Liability for guaranteed benefits recorded at fair value, prior to transition	$18,731	$148	$18,879
AIR to be reclassified to MRB, prior to transition, excluding amounts related to unrealized investment gains and losses	824	140	964
Total liability prior to transition	19,555	288	19,843
Change in reserve basis to MRB framework	122	98	220
MRB after transition, at current NPR value	19,677	386	20,063
Less: Reinsured MRB	204	7	211
MRB after transition, net of reinsurance	19,473	379	19,852

MRB after transition, at contract inception NPR value	21,259	392	21,651
Cumulative change in NPR	1,582	6	1,588
MRB after transition, at current NPR value	$19,677	$386	$20,063
__________
(1)For additional information regarding market risk benefits, see Note 11.

January 1, 2021
Cost of Reinsurance(1)
Individual Life
Variable/Universal Life
(in millions)
Balance prior to transition	$3,058
Unwinding amounts related to unrealized investment gains and losses	(659)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	2,399
Impact from updates to certain universal life contract liabilities(2)	860
Balance after transition, excluding amounts related to unrealized investment gains and losses	3,259
Amounts related to unrealized investment gains and losses after transition	580
Balance after transition	$3,839
_________
(1)Cost of reinsurance is included in “Other liabilities.”
(2)For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

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

The most significant estimates include those used in determining future policy benefits; policyholders’ account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits; the measurement of goodwill and any related impairment; the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); pension and other postretirement benefits; any provision for income taxes and valuation of deferred tax

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified for reasons unrelated to the adoption of ASU 2018-12 to conform to the current period presentation.

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

The Company recognized a pre-tax gain on sale of $1,448 million within “Other income”, which is included in adjusted operating income within the Retirement Strategies segment.

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

The Company recognized a net pre-tax gain on sale of $650 million, composed of (i) an $850 million gain recorded in “Other income”; (ii) $150 million of realized losses recorded in “Realized investment gains (losses), net”, related to assets transferred as part of the reinsurance of certain retained policies to Great-West; and (iii) $50 million of indirect expenses and charges recorded in “General and administrative expenses” on the Consolidated Statements of Operations. These amounts reflect certain post-closing adjustments in accordance with the terms of the transaction agreement. The net gain was excluded from adjusted operating income and reported within Divested Businesses as part of Corporate and Other operations. In addition, the Company recognized a deferred gain of approximately $400 million, including a post-closing true-up, for the ceding of certain insurance policies through reinsurance to Great-West. This deferred reinsurance gain will be recognized in income over the term of the ceded policies.

The Full Service Retirement business generated a pre-tax loss of $218 million for the three months ended March 31, 2022. This amount excludes the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adoption of ASU 2018-12

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Consolidated Financial Statements and disclosures. See Note 1 for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022.

Outlined below are: (1) key accounting policy changes effected by the ASU and (2) updated accounting policies for all of the periods presented in the Unaudited Interim Consolidated Financial Statements.

(1) Key Accounting Policy Changes

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters

Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires an entity to review and, if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021 (the “transition date”). Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
The impact upon transition reflects the impact on in-force contract liabilities in instances where expected net premiums exceeded expected gross premiums at an issue-year cohort level as a result of updating to current best estimate cash flow assumptions as of the transition date. As a result of the modified retrospective transition method, the vast majority of the impact of updating cash flow assumptions to best estimates as of the transition date will be reflected in the pattern of earnings in subsequent periods. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 9 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires discount rate assumptions to be based on upper-medium grade fixed income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, the guidance for the liability for future policy benefits was adopted effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, for balance sheet remeasurement purposes, the liability for future policy benefits is remeasured using discount rates as of January 1, 2021 with the impact recorded as a cumulative effect adjustment to AOCI.
Adoption of the ASU resulted in a significant impact to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 9 for additional information.
Amortization of deferred acquisition costs (“DAC”) and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.	Adoption of the ASU did not have a significant impact on DAC and other balances upon transition, other than the impact of the removal of any related amounts in AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 7 for additional information.
Market Risk Benefits (“MRB”)	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in the fair value of market risk benefits are recorded in net income, except for the portion attributable to changes in an entity’s NPR, which is recognized in OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Effective January 1, 2023 using the retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021.	Adoption of the ASU resulted in an adjustment to retained earnings for the difference between the fair value and carrying value of benefits not measured at fair value prior to the adoption of the ASU (e.g., guaranteed minimum death benefits on variable annuities) and a reclass of the cumulative effect of changes in NPR from retained earnings to AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 11 for additional information.

In addition to the significant key accounting changes noted above, ASU 2018-12 also clarified the definition of assessments used to accrue additional insurance reserves and other related balances, primarily for no-lapse guarantee features on certain universal life contracts in the Individual Life segment. Application of the new guidance changed the pattern of

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reserve recognition for these guarantees and resulted in an increase to the net contract liabilities related to these products at transition. See Note 1 for additional information regarding the effect on the financial statements.

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company did not choose to apply this accounting policy election to any of its eligible sale or disposal transactions.

(2) Updated Accounting Policies

This section includes the updated accounting policies resulting from the adoption of ASU 2018-12, which are applicable to all of the periods presented in the Unaudited Interim Consolidated Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ASSETS

Deferred policy acquisition costs (“DAC”) represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of the ASU.

DAC is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance products in the Individual Life and International Insurance segments and Closed Block division, and group corporate- and bank-owned life insurance contracts in the Group Insurance segment.

•Payout annuity contracts – DAC associated with payout annuity contracts in the Retirement Strategies segment is amortized in proportion to annual benefit payments.

•Deferred annuity contracts – DAC associated with fixed and variable deferred annuity contracts in the Retirement Strategies and International Insurance segments is amortized in proportion to deposits.

•Health contracts – DAC associated with health contracts in the International Insurance segment is generally amortized in proportion to maximum lifetime benefits.

For funding agreement note contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts (“GICs”), acquisition costs are expensed as incurred.

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter (see “Annual Assumptions Review” below), unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

Assumptions used for DAC are consistent with those used in estimating the liability for future policy benefits (or any other related balance) for the corresponding contract. Determining the level of aggregation and actuarial assumptions used in projecting in-force terminations requires judgment. Internal criteria are developed to determine the level of aggregation by considering both qualitative and quantitative materiality thresholds.

The assumptions used in projecting in-force terminations are mortality, mortality improvement, and lapse assumptions. These assumptions are generally based on the Company’s experience, industry experience and/or other factors, as applicable. For variable deferred annuity contracts, lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefits and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 7 for additional information regarding DAC.

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of March 31, 2023, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

Market risk benefits (“MRB”) in an asset position are presented separately from market risk benefits in a liability position. See “Market risk benefits” below.

Other assets consists primarily of prepaid pension benefit costs, certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables (see “Reinsurance” below), and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Deferred Sales Inducements are amounts that are credited to a policyholders’ account balance primarily as an inducement to purchase fixed and/or variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology, factors and assumptions used to amortize DAC. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” Unlike DAC, DSI are considered contractual cash flows and, as a result, are subject to periodic recoverability testing. See Note 7 for additional information regarding DSI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross (“NTG”) ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 9 for additional information regarding future policy benefits.

The reserving methodology used for non-participating traditional and limited-payment contracts include the following:

•Cash Flow Assumptions. In measuring the liability for future policy benefits, the net premium valuation methodology is utilized. Under this methodology, a liability for future policy benefits is established using current best estimate insurance assumptions and interest rate assumptions locked-in at contract issuance date. The NTG ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums. The liability is then determined as the present value of expected future policy benefits and non-level claim settlement expenses less the present value of expected future net premiums. For purposes of liability measurement, contracts are grouped into cohorts based primarily on issue year, reportable segment and major product line.

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), and with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and non-level claim settlement expenses, the NTG ratio is capped at 100%. In these instances, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately. While the liability for future policy benefits cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”), the NTG ratio may be negative. This would be the case whereby conditions have improved such that the present value of future net premiums plus the existing liability for future policy benefits as of the valuation date exceed the present value of expected future policy benefits and non-level claim settlement expenses. In this case, the negative NTG ratio would be applied going forward to gross premiums received, effectively amortizing the gain into income and reducing the liability over time.

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability (“DPL”) representing gross premiums received in excess of net premiums and is generally recognized in revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

For contracts issued prior to January 1, 2021, the modified retrospective transition method was used to transition to ASU 2018-12. Under this method, the transition date of January 1, 2021 serves as the new issue date of the contracts in force for purposes of retrospectively unlocking the NTG ratio and DPL, as described above.

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits” in OCI.

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States and foreign economies, such as Japan, with observable corporate A spreads, is developed using government bond rates, plus globally equivalent public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). The rate used in foreign operations (with the exception of certain emerging markets, as discussed below) is based on the equivalent of a single A rate from a global rating agency for corporate bonds issued in the same currency and country in which the insurance contract is written. Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company’s ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

The Company has foreign currency denominated insurance obligations to policyholders in certain emerging markets where there is limited or no observable market data on upper medium grade (low credit risk) fixed income instrument yields. As a proxy for the upper medium grade fixed income instrument yield, the Company estimates an equivalent global single A yield in the currency of the emerging economy by converting a global single A U.S. dollar bond yield curve based on the relationship between market observable U.S. Treasury and foreign sovereign yield curves of similar duration as the insurance liability cash flows. The derived global single A curves in the foreign currency are evaluated against available evidence of observable global single A corporate bond rates in similar emerging economies. The Company uses interpolation and extrapolation techniques to complete the discount rate construction for the duration of the insurance liabilities to calculate the liability for future policy benefits denominated in the local currencies.

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (Additional Insurance Reserves or “AIR” liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders’ account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio).

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including URR, net of reinsurance, and any DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in “policyholders’ benefits”. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominately associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in-force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 10 for additional information regarding policyholders’ account balances. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

Market risk benefit liabilities (or assets) represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 6. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses)”, except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 11 for additional information regarding market risk benefits.

Policyholders’ dividends includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information regarding the policyholder dividend obligation, see Note 13. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Separate account liabilities primarily represents the contractholders’ account balances in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

Amounts received as payment for universal or variable group and individual life contracts, deferred fixed or variable annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC, DSI and VOBA.

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded through “Realized investment gains (losses), net”. For additional information regarding the valuation of these embedded derivatives, see Note 6.

For group life, other than universal and variable group life contracts, and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

OTHER ACCOUNTING POLICIES

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

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 12 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Other assets” and amounts payable are included in “Other liabilities.” “Other assets” also includes recoverables from assumed modified coinsurance arrangements which generally reflects the fair value of the invested assets

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

retained by the cedant and contains an embedded derivative that is bifurcated and accounted for separately from the host contract. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in “Interest rate remeasurement of future policy benefits” in OCI.

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies. The cost of reinsurance related to short-duration reinsurance contracts is accounted for over the reinsurance contract period.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Other liabilities” and deposits made are included in “Other assets”. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Net investment income” or “General and administrative expenses,” as appropriate.

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. The assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not credible. The Company sets mortality assumptions that vary by major type of business, with different assumptions for life insurance, annuities, and retirement products. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

The Company also performs a comprehensive review of the long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry surveys as the primary basis for assumptions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASUs adopted during the three months ended March 31, 2023

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. Specific to the accounting policy for commercial mortgage and other loans, adoption of the ASU resulted in the elimination of TDRs such that, on a prospective basis, all modifications are evaluated under the existing modification guidance in ASC 310-20 to determine whether a modification results in a new financial instrument or a continuation of the existing financial instrument. Furthermore, for modifications of loans that have a CECL allowance and result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms and the post-modification effective yield. Prior to the adoption of the ASU, if a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan’s original effective yield. Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,054	$1,399	$3,387	$0	$27,066
Obligations of U.S. states and their political subdivisions	10,122	311	511	0	9,922
Foreign government bonds	75,080	5,547	3,438	62	77,127
U.S. public corporate securities	102,895	1,694	11,016	77	93,496
U.S. private corporate securities(1)	39,661	584	2,764	36	37,445
Foreign public corporate securities	22,167	483	1,558	53	21,039
Foreign private corporate securities	32,706	249	4,367	40	28,548
Asset-backed securities(2)	13,035	183	228	1	12,989
Commercial mortgage-backed securities	11,251	5	844	0	10,412
Residential mortgage-backed securities(3)	2,633	26	191	0	2,468
Total fixed maturities, available-for-sale(1)	$338,604	$10,481	$28,304	$269	$320,512

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$718	$139	$0	$857	$0	$718
Foreign public corporate securities	426	24	0	450	2	424
Residential mortgage-backed securities(3)	135	7	0	142	0	135
Total fixed maturities, held-to-maturity(4)	$1,279	$170	$0	$1,449	$2	$1,277

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
(2)Includes credit-tranched securities collateralized loan obligations, education loans, auto loans, home equity loans and other asset types.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,861	$290	$10,732	$3,097	$16,593	$3,387
Obligations of U.S. states and their political subdivisions	2,151	72	2,879	439	5,030	511
Foreign government bonds	2,397	99	21,059	3,324	23,456	3,423
U.S. public corporate securities	21,422	887	51,026	10,121	72,448	11,008
U.S. private corporate securities	10,019	450	20,443	2,314	30,462	2,764
Foreign public corporate securities	4,232	114	9,222	1,418	13,454	1,532
Foreign private corporate securities	5,305	486	19,278	3,878	24,583	4,364
Asset-backed securities	1,960	27	7,610	201	9,570	228
Commercial mortgage-backed securities	2,683	204	7,440	640	10,123	844
Residential mortgage-backed securities	535	23	1,220	166	1,755	189
Total fixed maturities, available-for-sale	$56,565	$2,652	$150,909	$25,598	$207,474	$28,250

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,009	$3,143	$2,563	$1,270	$20,572	$4,413
Obligations of U.S. states and their political subdivisions	5,510	526	558	202	6,068	728
Foreign government bonds	16,932	2,384	9,877	2,971	26,809	5,355
U.S. public corporate securities	58,816	7,790	15,780	5,726	74,596	13,516
U.S. private corporate securities	24,610	2,065	6,705	1,373	31,315	3,438
Foreign public corporate securities	10,168	932	4,098	993	14,266	1,925
Foreign private corporate securities	16,909	2,521	8,196	2,678	25,105	5,199
Asset-backed securities	5,385	130	5,059	156	10,444	286
Commercial mortgage-backed securities	9,289	655	1,080	206	10,369	861
Residential mortgage-backed securities	1,322	130	402	93	1,724	223
Total fixed maturities, available-for-sale	$166,950	$20,276	$54,318	$15,668	$221,268	$35,944

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $26,542 million and $33,778 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,708 million and $2,166 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2023, the $25,598 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and foreign government securities. As of December 31, 2022, the $15,668 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$13,660	$13,628	$0	$0
Due after one year through five years	52,864	51,798	425	450
Due after five years through ten years	62,703	61,453	15	16
Due after ten years(1)	182,458	167,764	702	841
Asset-backed securities	13,035	12,989	0	0
Commercial mortgage-backed securities	11,251	10,412	0	0
Residential mortgage-backed securities	2,633	2,468	135	142
Total	$338,604	$320,512	$1,277	$1,449
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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,350	$9,083
Proceeds from maturities/prepayments	3,988	5,305
Gross investment gains from sales and maturities	290	242
Gross investment losses from sales and maturities	(305)	(570)
Write-downs recognized in earnings(2)	(9)	(6)
(Addition to) release of allowance for credit losses	(131)	(77)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$7	$9
(Addition to) release of allowance for credit losses	0	0
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(160) million and $(148) million for the three months ended March 31, 2023 and 2022, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million for both the three months ended March 31, 2023 and 2022.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	75	0	0	0	137
Reductions for securities sold during the period	0	0	(40)	0	0	0	(40)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(1)	35	0	0	0	34
Balance, end of period	$0	$62	$206	$1	$0	$0	$269

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	10	62	0	0	0	72
Reductions for securities sold during the period	0	(2)	(28)	0	0	0	(30)
Reductions for securities with intent to sell	0	(4)	0	0	0	0	(4)
Additions (reductions) on securities with previous allowance	0	1	38	0	0	0	39
Reclassified to / (from) “Assets held-for-sale”(1)	0	0	1	0	0	0	1
Balance, end of period	$0	$12	$180	$0	$0	$0	$192
__________
(1)    See Note 1 for additional information.

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$4	$0	$0	$0	$4

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For the three months ended March 31, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and finance sectors within corporate securities as well as foreign government securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the utility and capital goods sectors within corporate securities. For the three months ended March 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications, utility and foreign agency sectors within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2023 or December 31, 2022.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$0	$0
Fixed maturities:
Corporate securities	90	88	91	88
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities	0	0	0	0
Asset-backed securities	0	0	0	0
Foreign government bonds	663	658	705	668
U.S. government authorities and agencies and obligations of U.S. states	188	192	188	189
Total fixed maturities(1)	941	938	984	945
Equity securities	1,651	2,020	1,628	1,899
Total assets supporting experience-rated contractholder liabilities(2)	$2,592	$2,958	$2,612	$2,844
__________
(1)As a percentage of amortized cost, 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2023 and December 31, 2022.
(2)As a percentage of amortized cost 100% of the portfolio consisted of public securities, as of both March 31, 2023 and December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $134 million and $(972) million during the three months ended March 31, 2023 and 2022, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $194 million and $(633) million during the three months ended March 31, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $297 million and $(257) million during the three months ended March 31, 2023 and 2022, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$65,734	$68,307	$65,198	$64,959
Fixed maturities, held-to-maturity	699	835	706	831
Fixed maturities, trading	19	19	20	19
Assets supporting experience-rated contractholder liabilities	573	570	613	587
Total	$67,025	$69,731	$66,537	$66,396

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,685	$2,422	$2,264	$2,010
Short-term investments	65	65	60	61
Cash equivalents	236	236	210	210
Total	$2,986	$2,723	$2,534	$2,281

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,727	15.5%	$9,096	16.2%
Retail	6,108	10.8	6,103	10.8
Apartments/Multi-Family	15,386	27.3	15,381	27.3
Industrial	13,494	23.9	13,079	23.2
Hospitality	2,012	3.6	2,027	3.6
Other	3,790	6.7	3,791	6.7
Total commercial mortgage loans	49,517	87.8	49,477	87.8
Agricultural property loans	6,881	12.2	6,857	12.2
Total commercial mortgage and agricultural property loans	56,398	100.0%	56,334	100.0%
Allowance for credit losses	(220)		(201)
Total net commercial mortgage and agricultural property loans	56,178		56,133
Other loans:
Uncollateralized loans	454		463
Residential property loans	39		43
Other collateralized loans	108		108
Total other loans	601		614
Allowance for credit losses	(1)		(2)
Total net other loans	600		612
Total net commercial mortgage and other loans(1)	$56,778		$56,745
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of March 31, 2023 and December 31, 2022, the net carrying value of these loans were $257 million and $137 million, respectively.

As of March 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%), and included loans secured by properties in Europe (6%), Asia (1%), Mexico (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	17	2	0	0	0	19
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Allowance, end of period	$205	$15	$0	$0	$1	$221

	Three Months Ended March 31, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	(4)	0	0	0	0	(4)
Reclassified (to) from “Assets held-for-sale”(1)	6	0	0	0	0	6
Allowance, end of period	$113	$4	$0	$0	$4	$121
_________
(1)See Note 1 for additional information.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For the three months ended March 31, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases to reserves to reflect declining market conditions and an increase in loan-specific reserves. For the three months ended March 31, 2022, the allowance for credit losses on commercial mortgage and other loans was relatively unchanged.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$93	$857	$1,757	$1,276	$2,831	$19,030	$0	$25,844
60%-69.99%	408	1,977	3,560	1,533	2,766	5,642	0	15,886
70%-79.99%	324	871	1,053	497	1,077	2,076	0	5,898
80% or greater	0	35	26	7	100	1,721	0	1,889
Total	$825	$3,740	$6,396	$3,313	$6,774	$28,469	$0	$49,517
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$749	$3,195	$6,072	$2,998	$5,851	$24,072	$0	$42,937
1.0 - 1.2x	2	545	247	125	450	2,645	0	4,014
Less than 1.0x	74	0	77	190	473	1,752	0	2,566
Total	$825	$3,740	$6,396	$3,313	$6,774	$28,469	$0	$49,517
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$92	$913	$2,002	$826	$461	$1,565	$86	$5,945
60%-69.99%	17	671	49	5	42	8	0	792
70%-79.99%	0	0	23	20	0	54	0	97
80% or greater	0	0	0	0	0	47	0	47
Total	$109	$1,584	$2,074	$851	$503	$1,674	$86	$6,881
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$109	$1,571	$2,031	$772	$502	$1,543	$86	$6,614
1.0 - 1.2x	0	5	43	79	0	71	0	198
Less than 1.0x	0	8	0	0	1	60	0	69
Total	$109	$1,584	$2074	$851	$503	$1,674	$86	$6,881

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Agricultural property loans
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

For additional information regarding the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$49,505	$0	$0	$12	$12	$49,517	$11
Agricultural property loans	6,854	4	11	12	27	6,881	28
Residential property loans	38	1	0	0	1	39	0
Other collateralized loans	108	0	0	0	0	108	0
Uncollateralized loans	454	0	0	0	0	454	25
Total	$56,959	$5	$11	$24	$40	$56,999	$64
__________
(1)As of March 31, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended March 31, 2023 and 2022. Loans on non-accrual status that did not have a related allowance for credit losses were $62 million and $27 million as of March 31, 2023 and December 31, 2022, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2023 and December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,538	$7,215
Hedge funds	3,041	3,220
Real estate-related	2,564	2,793
Subtotal equity method	13,143	13,228
Fair value:
Private equity	1,436	1,476
Hedge funds	2,143	1,908
Real estate-related	293	305
Subtotal fair value	3,872	3,689
Total LPs/LLCs	17,015	16,917
Real estate held through direct ownership(1)	1,860	1,617
Derivative instruments	1,444	1,457
Other(2)	1,172	1,108
Total other invested assets	$21,491	$21,099
_________
(1)As of March 31, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $183 million and $208 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Fixed maturities	$2,599	$2,517
Equity securities	8	6
Commercial mortgage and other loans	187	190
Policy loans	244	253
Other invested assets	17	18
Short-term investments and cash equivalents	40	28
Total accrued investment income	$3,095	$3,012

Write-downs on accrued investment income were less than $1 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Fixed maturities, available-for-sale(1)	$3,235	$2,969
Fixed maturities, held-to-maturity(1)	50	54
Fixed maturities, trading	55	62
Assets supporting experience-rated contractholder liabilities	13	135
Equity securities	40	26
Commercial mortgage and other loans	543	588
Policy loans	124	125
Other invested assets	310	555
Short-term investments and cash equivalents	238	17
Gross investment income	4,608	4,531
Less: investment expenses	(288)	(173)
Net investment income	$4,320	$4,358
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Fixed maturities(1)	$(155)	$(411)
Commercial mortgage and other loans	(12)	15
Investment real estate	32	6
LPs/LLCs	(16)	(12)
Derivatives	358	(638)
Other	10	(4)
Realized investment gains (losses), net	$217	$(1,044)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(79)	$(45)
Fixed maturity securities, available-for-sale without an allowance	(17,744)	(27,545)
Derivatives designated as cash flow hedges(1)	2,344	2,616
Derivatives designated as fair value hedges(1)	(74)	(54)
Other investments(2)	18	2
Net unrealized gains (losses) on investments	$(15,535)	$(25,026)
__________
(1)For additional information regarding cash flow and fair value hedges, see Note 5.
(2)As of March 31, 2023 there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,330	$200	$50	$6,580	$6,179	$200	$200	$6,579
Commercial mortgage-backed securities	27	0	0	27	0	0	0	0
Residential mortgage-backed securities	10	0	0	10	10	0	0	10
Total securities sold under agreements to repurchase	$6,367	$200	$50	$6,617	$6,189	$200	$200	$6,589
.
The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	61	0	61	61	0	61
Foreign government bonds	342	8	350	285	14	299
U.S. public corporate securities	4,051	350	4,401	4,109	395	4,504
Foreign public corporate securities	838	66	904	806	69	875
Equity securities	258	0	258	360	0	360
Total cash collateral for loaned securities(1)	$5,551	$424	$5,975	$5,622	$478	$6,100
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.
4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Fixed maturities, available-for-sale	$448	$398	$91	$90
Fixed maturities, held-to-maturity	0	0	683	689
Fixed maturities, trading	190	164	0	0
Equity securities	74	85	0	0
Commercial mortgage and other loans	752	784	0	0
Other invested assets	3,770	3,397	81	68
Cash and cash equivalents	202	375	0	0
Accrued investment income	3	2	3	3
Other assets	357	352	724	706
Total assets of consolidated VIEs	$5,796	$5,557	$1,582	$1,556
Other liabilities	$418	$389	$0	$0
Notes issued by consolidated VIEs(2)	415	374	0	0
Total liabilities of consolidated VIEs	$833	$763	$0	$0
__________
(1)Total assets of consolidated VIEs reflect $3,495 million and $3,403 million as of March 31, 2023 and December 31, 2022, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2023, the maturities of these obligations were between 1 and 10 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $914 million and $950 million as of March 31, 2023 and December 31, 2022, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $17,015 million and $16,917 million as of March 31, 2023 and December 31, 2022, respectively.

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

5. DERIVATIVES AND HEDGING

Types of Derivative and Hedging Instruments

The Company utilizes various derivatives and hedging instruments to manage certain of its risks. Commonly used derivative and non-derivative hedging instruments include, but are not necessarily limited to:
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

For detailed information regarding these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,443 million and $1,455 million as of March 31, 2023 and December 31, 2022, respectively, and total derivative liabilities of $2,274 million and $3,055 million as of March 31, 2023 and December 31, 2022, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,576	$100	$(176)	$3,627	$66	$(245)
Interest Rate Forwards	299	0	(50)	398	0	(85)
Foreign Currency
Foreign Currency Forwards	4,870	122	(217)	4,830	155	(262)
Currency/Interest Rate
Foreign Currency Swaps	25,766	3,121	(326)	25,636	3,469	(333)
Total Derivatives Designated as Hedge Accounting Instruments	$34,511	$3,343	$(769)	$34,491	$3,690	$(925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$223,439	$7,567	$(19,487)	$212,934	$9,097	$(21,154)
Interest Rate Futures	11,995	62	(16)	18,080	13	(24)
Interest Rate Options	27,078	276	(737)	9,778	224	(280)
Interest Rate Forwards	3,700	31	(18)	2,354	21	(42)
Foreign Currency
Foreign Currency Forwards	30,693	1,558	(1,799)	31,317	1,556	(1,924)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	8,298	744	(138)	8,410	813	(170)
Credit
Credit Default Swaps	8,081	38	(44)	6,351	27	(57)
Equity
Equity Futures	1,527	7	(14)	1,372	1	(2)
Equity Options	41,000	707	(1,448)	38,323	708	(1,590)
Total Return Swaps	10,969	126	(158)	11,806	106	(184)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	83,379	1	(1)	84,338	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$451,409	$11,117	$(23,860)	$426,313	$12,567	$(25,428)
Total Derivatives(2)(3)	$485,920	$14,460	$(24,629)	$460,804	$16,257	$(26,353)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $3,706 million and $2,997 million as of March 31, 2023 and December 31, 2022, respectively, primarily included in "Policyholder account balances."
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2023, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2023		December 31, 2022
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$303	$30	$297	$27
Commercial mortgage and other loans	$0	$0	$0	$0
Policyholders’ account balances	$(1,016)	$180	$(966)	$217
Future policy benefits	$(2,450)	$295	$(2,354)	$391
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

	March 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,368	$(13,017)	$1,351	$(518)	$833
Securities purchased under agreement to resell	708	0	708	(708)	0
Total assets	$15,076	$(13,017)	$2,059	$(1,226)	$833
Offsetting of Financial Liabilities:
Derivatives	$24,628	$(22,355)	$2,273	$(2,273)	$0
Securities sold under agreement to repurchase	6,617	0	6,617	(6,590)	27
Total liabilities	$31,245	$(22,355)	$8,890	$(8,863)	$27

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,178	$(14,802)	$1,376	$(702)	$674
Securities purchased under agreement to resell	385	0	385	(385)	0
Total assets	$16,563	$(14,802)	$1,761	$(1,087)	$674
Offsetting of Financial Liabilities:
Derivatives	$26,352	$(23,298)	$3,054	$(3,054)	$0
Securities sold under agreement to repurchase	6,589	0	6,589	(6,589)	0
Total liabilities	$32,941	$(23,298)	$9,643	$(9,643)	$0
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(3)	$0	$0	$0	$0	$37	$43	$0
Currency	0	0	(1)	0	0	0	49	0
Total gains (losses) on derivatives designated as hedge instruments	(3)	0	(1)	0	0	37	92	0
Gains (losses) on the hedged item:
Interest Rate	4	0	3	0	0	(37)	(48)	0
Currency	0	0	1	0	0	0	(47)	0
Total gains (losses) on hedged item	4	0	4	0	0	(37)	(95)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	(20)
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	(20)
Total gains (losses) on fair value hedges net of hedged item	1	0	3	0	0	0	(5)	(20)
Cash flow hedges
Interest Rate	(22)	0	(1)	0	0	0	0	43
Currency	5	0	0	0	0	0	0	(38)
Currency/Interest Rate	36	0	83	(80)	0	0	0	(277)
Total gains (losses) on cash flow hedges	19	0	82	(80)	0	0	0	(272)
Net investment hedges
Currency	0	0	0	0	0	0	0	(1)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(1)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	546	267	0	0	0	0	0	0
Currency	(161)	0	0	1	0	0	0	0
Currency/Interest Rate	(28)	0	0	(2)	0	0	0	0
Credit	46	0	0	0	0	0	0	0
Equity	189	(238)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(245)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	347	29	0	(1)	0	0	0	0
Total	$367	$29	$85	$(81)	$0	$0	$(5)	$(293)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$15	$0	$(2)	$0	$0	$(141)	$(158)	$0
Currency	(25)	0	0	0	0	0	(56)	0
Total gains (losses) on derivatives designated as hedge instruments	(10)	0	(2)	0	0	(141)	(214)	0
Gains (losses) on the hedged item:
Interest Rate	(15)	0	4	0	0	147	160	0
Currency	25	0	3	0	0	0	53	0
Total gains (losses) on hedged item	10	0	7	0	0	147	213	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	11
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	11
Total gains (losses) on fair value hedges net of hedged item	0	0	5	0	0	6	(3)	11
Cash flow hedges
Interest Rate	(5)	0	1	0	0	0	0	(58)
Currency	1	0	0	0	0	0	0	30
Currency/Interest Rate	6	0	69	79	0	0	0	164
Total gains (losses) on cash flow hedges	2	0	70	79	0	0	0	136
Net investment hedges
Currency	0	0	0	0	0	0	0	(12)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(12)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(877)	$(2,728)	0	0	0	0	0	0
Currency	(209)	$0	0	(1)	0	0	0	0
Currency/Interest Rate	140	$0	0	1	0	0	0	0
Credit	(37)	$0	0	0	0	0	0	0
Equity	111	$365	0	0	0	0	0	0
Other	1	$0	0	0	0	0	0	0
Embedded Derivatives	258	$0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(613)	(2,363)	0	0	0	0	0	0
Total	$(611)	$(2,363)	$75	$79	$0	$6	$(3)	$135
_______
(1)Excluding changes related to net investment hedges using non-derivative instruments of $(1) million for the three months ended March 31, 2023, and $30 million for three months ended March 31, 2022, respectively
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI:
Interest Rate	20
Currency	(33)
Currency/Interest Rate	(238)
Total amount recorded in AOCI	(251)
Amount reclassified from AOCI to income:
Interest Rate	23
Currency	(5)
Currency/Interest Rate	(39)
Total amount reclassified from AOCI to income	(21)
Balance, March 31, 2023	$2,344

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2023 values, it is estimated that a pre-tax gain of approximately $274 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2024.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 28 years.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(2) million for the three months ended March 31, 2023 and $18 million for the three months ended March 31, 2022.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 24 years for index reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	46	0	0	0	5,618	(24)	0	0	0	0	1,109	19	6,773	(5)
Total	$46	$0	$0	$0	$5,618	$(24)	$0	$0	$0	$0	$1,109	$19	$6,773	$(5)

	December 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	48	0	0	0	5,197	(46)	0	0	0	0	782	15	6,027	(31)
Total	$48	$0	$0	$0	$5,197	$(46)	$0	$0	$0	$0	$782	$15	$6,027	$(31)
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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2023 and December 31, 2022, the Company had $1,308 million and $324 million of outstanding notional amounts and reported at fair value as a liability of $1 million and an asset of $1 million, respectively.

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

As of March 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

The fair value of these market risk benefits is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of these benefit features is based on assumptions a market participant would use in valuing market risk benefits. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the valuations, the assets and liabilities included in market risk benefits have been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$27,066	$0	$	$27,066
Obligations of U.S. states and their political subdivisions	0	9,915	7		9,922
Foreign government bonds	0	77,118	9		77,127
U.S. corporate public securities	0	93,430	66		93,496
U.S. corporate private securities(2)	0	35,106	2,339		37,445
Foreign corporate public securities	0	20,971	68		21,039
Foreign corporate private securities	0	27,080	1,468		28,548
Asset-backed securities(3)	0	12,604	385		12,989
Commercial mortgage-backed securities	0	9,368	1,044		10,412
Residential mortgage-backed securities	0	2,459	9		2,468
Subtotal	0	315,117	5,395		320,512
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	192	0		192
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	658	0		658
Corporate securities	0	88	0		88
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	855	1,165	0		2,020
All other(4)	0	0	0		0
Subtotal	855	2,103	0		2,958
Market risk benefit assets	0	0	976		976
Fixed maturities, trading	0	5,930	339		6,269
Equity securities	4,508	2,264	801		7,573
Commercial mortgage and other loans	0	257	0		257
Other invested assets(5)	70	14,389	803	(13,017)	2,245
Short-term investments	336	3,789	16		4,141
Cash equivalents	681	6,991	0		7,672
Other assets	0	368	167		535
Separate account assets(6)(7)	10,299	161,011	1,169		172,479
Total assets	$16,749	$512,219	$9,666	$(13,017)	$525,617
Market risk benefit liabilities	$0	$0	$6,096	$	$6,096
Policyholders’ account balances	0	0	4,244		4,244
Other liabilities	35	24,560	1	(22,355)	2,241
Total liabilities	$35	$24,560	$10,341	$(22,355)	$12,581

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,069	$0	$	$26,069
Obligations of U.S. states and their political subdivisions	0	9,682	7		9,689
Foreign government bonds	0	73,218	8		73,226
U.S. corporate public securities	0	87,521	65		87,586
U.S. corporate private securities(2)	0	34,487	2,392		36,879
Foreign corporate public securities	0	20,621	66		20,687
Foreign corporate private securities	0	26,325	1,335		27,660
Asset-backed securities(3)	0	12,582	269		12,851
Commercial mortgage-backed securities	0	9,644	1,011		10,655
Residential mortgage-backed securities	0	2,408	9		2,417
Subtotal	0	302,557	5,162		307,719
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	189	0		189
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	668	0		668
Corporate securities	0	88	0		88
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	780	1,119	0		1,899
All other(4)	0	0	0		0
Subtotal	780	2,064	0		2,844
Market risk benefit assets	0	0	800		800
Fixed maturities, trading	0	5,647	304		5,951
Equity securities	4,338	2,185	627		7,150
Commercial mortgage and other loans	0	137	0		137
Other invested assets(5)	15	16,241	539	(14,802)	1,993
Short-term investments	341	3,428	18		3,787
Cash equivalents	544	6,930	0		7,474
Other assets	0	0	152		152
Separate account assets(6)(7)	8,310	162,414	1,081		171,805
Total assets	$14,328	$501,603	$8,683	$(14,802)	$509,812
Market risk benefit liabilities	$0	$0	$5,864	$	$5,864
Policyholders’ account balances	0	0	3,492		3,492
Other liabilities	26	25,953	1	(23,298)	2,682
Total liabilities	$26	$25,953	$9,357	$(23,298)	$12,038
__________
(1)“Netting” amounts represent cash collateral of $(9,338) million and $(8,496) million as of March 31, 2023 and December 31, 2022, respectively.
(2)Excludes notes with fair value of $8,040 million (carrying amount of $8,040 million), as of both March 31, 2023 and December 31, 2022, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2023 and December 31, 2022, the fair values of such investments were $3,872 million and $3,689 million, respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2023 and December 31, 2022, the fair value of such investments were $29,815 million and $25,874 million, respectively.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,302	Discounted cash flow	Discount rate	0.53%	20%	7.66%	Decrease
		Market comparables	EBITDA multiples(4)	0.0X	0.0X	0.0X	Increase
		Liquidation	Liquidation value	8.56%	82.86%	72.41%	Increase
Commercial mortgage-backed securities	$969	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(7)	$976	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.52%	2.20%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	18%	25%		Decrease
Equity securities	$285	Discounted cash flow(5)	Discount rate	0.2%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.0X	3.5X	Increase
		Net Asset Value	Share price	$6	$1,708	$543	Increase
Liabilities:
Market risk benefit liabilities(7)	$6,096	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.52%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	25%		Increase
Policyholders’ account balances(8)	$4,244	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.27%	2.34%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,128	Discounted cash flow	Discount rate	0.61%	20%	8.09%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	23.5X	8.3X	Increase
		Liquidation	Liquidation value	8.16%	8.25%	8.21%	Increase
Market risk benefit assets(7)	$800	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.50%	2.20%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Equity securities	$290	Discounted cash flow(5)	Discount rate	0.2%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$6	$1,708	$22	Increase
Separate account assets-commercial mortgage loans(6)	$74	Discounted cash flow	Spread	1.25%	2.10%	1.44%	Decrease
Liabilities:
Market risk benefit liabilities(7)	$5,864	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$3,492	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.17%	1.93%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase
___________
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
(7)Market risk benefits primarily represent fair value for all living benefit guarantees including accommodation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(14)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

Commercial Mortgage-backed Securities—Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.

Market Risk Benefits—The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	7	0	0	0	0	0	0	0	0	7	0
Foreign government	8	0	0	0	0	1	0	0	0	9	0
Corporate securities(3)	3,858	9	527	(128)	0	(323)	(2)	0	0	3,941	21
Structured securities(4)	1,289	(35)	240	(1)	0	(12)	0	37	(80)	1,438	(36)
Other assets:
Fixed maturities, trading	304	5	33	0	0	(4)	1	0	0	339	3
Equity securities	627	17	7	(59)	0	(6)	215	1	(1)	801	0
Other invested assets	539	1	270	(7)	0	0	0	0	0	803	1
Short-term investments	18	2	3	0	0	(7)	0	0	0	16	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	152	(18)	35	0	0	(2)	0	0	0	167	(17)
Separate account assets(5)	1,081	39	143	(67)	0	(26)	0	0	(1)	1,169	37
Liabilities:
Policyholders’ account balances(6)	(3,492)	(251)	0	0	(401)	0	(100)	0	0	(4,244)	(442)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0

	Three Months Ended March 31, 2023(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(3)	$0	$0	$(24)	$1	$7	$0	$0	$(22)
Other assets:
Fixed maturities, trading	0	4	0	0	1	0	3	0	0
Equity securities	0	17	0	0	0	0	0	0	0
Other invested assets	0	1	0	0	0	0	1	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(18)	0	0	0	0	(17)	0	0	0
Separate account assets(5)	0	0	39	0	0	0	0	37	0
Liabilities:
Policyholders’ account balances	(251)	0	0	0	0	(442)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	0	0	0	0	0	0	0	0	8	0
Foreign government	10	0	0	0	0	0	0	0	0	10	0
Corporate securities(3)	5,316	(382)	244	(24)	0	(147)	(10)	8	0	5,005	(373)
Structured securities(4)	1,986	(145)	85	(17)	0	(20)	(3)	6	(140)	1,752	(146)
Other assets:
Fixed maturities, trading	421	(12)	10	(29)	0	(16)	4	0	0	378	(12)
Equity securities	799	22	11	(122)	0	(2)	(9)	73	0	772	(1)
Other invested assets	493	7	21	(17)	0	0	0	0	0	504	7
Short-term investments	330	0	1	0	0	(118)	0	0	0	213	0
Cash equivalents	70	(2)	7	0	0	(73)	0	0	0	2	(2)
Other assets	54	7	4	0	0	(2)	76	0	0	139	5
Separate account assets(5)	1,283	(46)	32	(11)	0	(3)	(1)	0	0	1,254	(48)
Liabilities:
Policyholders’ account balances(6)	(1,436)	167	0	0	(133)	0	0	0	0	(1,402)	493
Other liabilities	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2022(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(76)	$0	$0	$(453)	$2	$(79)	$0	$0	$(440)
Other assets:
Fixed maturities, trading	0	(12)	0	0	0	0	(12)	0	0
Equity securities	0	22	0	0	0	0	(1)	0	0
Other invested assets	(3)	10	0	0	0	(3)	10	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	(2)	0	0	0	0	(2)	0	0	0
Other assets	7	0	0	0	0	5	0	0	0
Separate account assets(5)	0	0	(47)	0	1	0	0	(48)	0
Liabilities:
Policyholders’ account balances	167	0	0	0	0	493	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
___________
(1)“Other” includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
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
(8)Effective January 1, 2021, Future policy benefits previously included in “changes in level 3 assets and liabilities” are reported in Note 11 Market Risk Benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Fair Value Information

The following tables present the balances of certain derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by the primary underlying risks they are used to manage. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Other invested assets” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities,” above.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$62	$7,974	$1	$	$8,037
Currency	0	1,680	0		1,680
Credit	0	38	0		38
Currency/Interest Rate	0	3,865	0		3,865
Equity	7	833	0		840
Other	0	0	0		0
Netting(1)				(13,017)	(13,017)
Total derivative assets	$69	$14,390	$1	$(13,017)	$1,443
Derivative Liabilities:
Interest Rate	$16	$20,468	$1	$	$20,485
Currency	0	2,016	0		2,016
Credit	0	44	0		44
Currency/Interest Rate	0	464	0		464
Equity	19	1,601	0		1,620
Other	0	0	0		0
Netting(1)				(22,355)	(22,355)
Total derivative liabilities	$35	$24,593	$1	$(22,355)	$2,274

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$13	$9,408	$1	$	$9,422
Currency	0	1,711	0		1,711
Credit	0	27	0		27
Currency/Interest Rate	0	4,282	0		4,282
Equity	1	814	0		815
Other	0	0	0		0
Netting(1)				(14,802)	(14,802)
Total derivative assets	$14	$16,242	$1	$(14,802)	$1,455
Derivative Liabilities:
Interest Rate	$24	$21,806	$1	$	$21,831
Currency	0	2,186	0		2,186
Credit	0	57	0		57
Currency/Interest Rate	0	503	0		503
Equity	2	1,774	0		1,776
Other	0	0	0		0
Netting(1)				(23,298)	(23,298)
Total derivative liabilities	$26	$26,326	$1	$(23,298)	$3,055

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended March 31, 2023
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
________
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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Gains (Losses):
Mortgage servicing rights(1)	$0	$3
Investment real estate	$0	$0
Investment in JV/LP	$(17)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023	December 31, 2022
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$0	$77
Investment real estate(2)	$0	$112
Investment in JV/LP(2)	$19	$64
Goodwill(3)	$0	$177
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
(2)Reported carrying values for 2022 include values as of the measurement periods of June 30, 2022 and September 30, 2022 for “Investment real estate” and June 30, 2022 for “Investment in JV/LP”.
(3)The Company recognized a goodwill impairment charge for Assurance IQ in 2022. The fair value was determined using weighting of an income approach based on discounted cash flow valuation techniques and a market approach based on forward sales multiple of comparable publicly traded companies. The valuation as of December 31, 2022 included unobservable inputs such as forecasted cash flows, discount rate applied, expected synergies and business growth rate assumptions under the income approach and forward market multiples of comparable peer companies and an implied control premium under the market approach. The inputs and assumptions applied are consistent with how a market participant would value Assurance IQ and the related goodwill. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income (loss)” for other assets. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rate as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2023	2022

Commercial mortgage and other loans:
Interest income	$1	$4

	March 31, 2023	December 31, 2022
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$257	$137
Aggregate contractual principal as of period end	$253	$136
Other assets:
Fair value as of period end	$11	$11
__________
(1)As of March 31, 2023, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

	March 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,449	$0	$1,449	$1,277
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	47	53,064	53,111	56,521
Policy loans	6	0	10,035	10,041	10,041
Other invested assets	0	102	0	102	102
Short-term investments	942	94	0	1,036	1,036
Cash and cash equivalents	9,041	712	0	9,753	9,753
Accrued investment income	0	3,095	0	3,095	3,095
Other assets	48	2,751	985	3,784	3,783
Total assets	$10,037	$8,250	$64,084	$82,371	$85,608
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,743	$35,844	$67,587	$71,109
Securities sold under agreements to repurchase	0	6,617	0	6,617	6,617
Cash collateral for loaned securities	0	5,975	0	5,975	5,975
Short-term debt	0	607	98	705	705
Long-term debt(3)	561	17,810	832	19,203	20,451
Notes issued by consolidated VIEs	0	0	415	415	415
Other liabilities	0	7,132	21	7,153	7,153
Separate account liabilities—investment contracts	0	28,281	24,478	52,759	52,759
Total liabilities	$561	$98,165	$61,688	$160,414	$165,184

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,455	$0	$1,455	$1,296
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	46	52,296	52,342	56,608
Policy loans	5	0	10,041	10,046	10,046
Other invested assets	0	102	0	102	102
Short-term investments	715	89	0	804	804
Cash and cash equivalents	9,388	389	0	9,777	9,777
Accrued investment income	0	3,012	0	3,012	3,012
Other assets	48	2,929	754	3,731	3,731
Total assets	$10,156	$8,022	$63,091	$81,269	$85,376
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,665	$34,937	$66,602	$70,722
Securities sold under agreements to repurchase	0	6,589	0	6,589	6,589
Cash collateral for loaned securities	0	6,100	0	6,100	6,100
Short-term debt	0	613	164	777	775
Long-term debt(3)	550	17,324	790	18,664	19,908
Notes issued by consolidated VIEs	0	0	374	374	374
Other liabilities	0	7,970	11	7,981	7,981
Separate account liabilities—investment contracts	0	27,735	25,270	53,005	53,005
Total liabilities	$550	$97,996	$61,546	$160,092	$165,454
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $4,250 million (carrying amount of $4,250 million) as of both March 31, 2023 and December 31, 2022, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $12,290 million (carrying amount of $12,290 million) as of both March 31, 2023 and December 31, 2022, which have been offset with the associated receivables under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,171	$2,288	$5,000	$4,710	$4,231	$20,400
Capitalization	59	33	142	159	155	548
Amortization expense	(98)	(53)	(60)	(81)	(75)	(367)
Other adjustments	0	0	0	5	0	5
Foreign currency adjustment	0	0	0	2	(13)	(11)
Balance, EOP	$4,132	$2,268	$5,082	$4,795	$4,298	20,575
Other businesses						166
Total DAC balance						$20,741

	March 31, 2022
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,872	$2,372	$4,679	$4,685	$4,135	$20,743
Capitalization	79	34	141	168	152	574
Amortization expense	(108)	(52)	(61)	(83)	(76)	(380)
Other adjustments	0	0	0	6	0	6
Foreign currency adjustment	0	0	0	(54)	(70)	(124)
Balance, EOP	$4,843	$2,354	$4,759	$4,722	$4,141	20,819
Other businesses						229
Reclassified to “Assets held-for-sale”(1)						(1,180)
Total DAC balance						$19,868
_________
(1)Represents “Assets held-for-sale” of $1,084 million and $96 million in Individual Retirement Strategies and Full Services Retirement (in Other businesses), respectively.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31,
	2023	2022
	(in millions)
Balance, BOP	$446	$799
Capitalization	2	1
Amortization expense	(10)	(17)
Balance, EOP	438	783
Other businesses	34	37
Reclassified to “Assets held-for-sale”(1)	0	(335)
Total DSI balance	$472	$485
_________
(1)Represents “Assets held-for-sale” in Individual Retirement Strategies.

Value of Business Acquired

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	March 31,
	2023	2022
	(in millions)
Balance, BOP	$597	$746
Amortization expense	(14)	(17)
Foreign currency adjustment	(5)	(36)
Balance, EOP	578	693
Other businesses	23	231
Reclassified to “Assets held-for-sale”(1)	0	(201)
Total VOBA balance	$601	$723
_________
(1)Represents “Assets held-for-sale” of $26 million and $175 million in Individual Retirement Strategies and Full Services Retirement (in Other businesses), respectively.

The following table provides VOBA balances for the applicable businesses for the period ended March 31:

2023
(in millions)
Gibraltar Life	$578
Gibraltar BSN Life Berhad	1
Aoba Life	22
Total	$601
The following table provides estimated future amortization, net of interest, for the periods indicated:

	2023 (April-December)	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$42	$51	$46	$42	$38	$382	$601

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. SEPARATE ACCOUNTS

The Company issues annuity and life insurance variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most annuity and life insurance variable contracts are offered with both separate and general account options.

The Company also issues variable annuity contracts where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals. In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

The assets supporting the variable portion of annuity and life insurance variable contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net.”

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,353	$5,208
Obligations of U.S. states and their political subdivisions	2,100	2,006
Foreign government bonds	150	120
U.S. corporate securities	13,488	13,135
Foreign corporate securities	3,329	3,261
Asset-backed securities	1,154	1,131
Mortgage-backed securities	15,229	14,653
Mutual funds:
Equity	83,917	82,781
Fixed Income	39,529	38,109
Other	5,332	3,797
Equity securities	5,100	5,177
Commercial mortgage and other loans	73	74
Other invested assets	23,307	24,590
Short-term investments	1,250	1,306
Cash and cash equivalents	2,983	2,331
Total	$202,294	$197,679

For the periods ended March 31, 2023 and December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities are as follows:

	March 31, 2023
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$40,056	$11,428	$93,395	$23,513	$32,930	$201,322
Deposits	1,279	51	94	6	667	2,097
Investment performance	174	454	4,627	702	1,938	7,895
Policy charges	(21)	(3)	(594)	(42)	(262)	(922)
Surrenders and withdrawals	(1,012)	(45)	(2,285)	(2)	(178)	(3,522)
Benefit payments	(857)	(137)	(23)	(77)	(97)	(1,191)
Net transfers (to) from general account	(168)	(14)	(11)	0	(67)	(260)
Other	(190)	128	3	561	20	522
Balance, EOP	$39,261	$11,862	$95,206	$24,661	$34,951	205,941
Other businesses(1)						(3,647)
Total separate account liabilities						$202,294

Cash surrender value(2)	$39,261	$11,862	$93,618	$24,542	$31,955	$201,238
__________
(1)Primarily represents Divested and Run-off Businesses, partially offset with the impact of intercompany eliminations. There are no associated cash surrender charges.
(2)"Cash surrender value" represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

	March 31, 2022
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$42,020	$14,064	$158,546	$27,097	$39,789	$281,516
Deposits	1,832	326	259	55	611	3,083
Investment performance	637	(906)	(9,867)	(1,708)	(2,209)	(14,053)
Policy charges	(26)	(4)	(833)	(52)	(250)	(1,165)
Surrenders and withdrawals	(2,393)	(2,708)	(3,320)	(2)	(177)	(8,600)
Benefit payments	(815)	(149)	(39)	(85)	(120)	(1,208)
Net transfers (to) from general account	5	2,839	(167)	18	(154)	2,541
Other	224	28	2	614	27	895
Balance, EOP	$41,484	$13,490	$144,581	$25,937	$37,517	263,009
Other businesses(1)						57,293
Reclassified to "Liabilities held-for-sale"(2)						(90,681)
Total separate account liabilities						$229,621

Cash surrender value(3)	$41,484	$13,490	$142,391	$25,809	$34,609	$257,783
__________
(1)Primarily represents Divested and Run-off Businesses, partially offset with the impact of intercompany eliminations. There are no associated cash surrender charges.
(2)Represents "Liabilities held-for-sale" of $61,254 million and $29,427 million in Full Service Retirement (included in “Other businesses”) and Individual Retirement Strategies, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)"Cash surrender value" represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Additional Insurance Reserves; and
•Deferred Profit Liability

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	March 31, 2023
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$52,620	$11,282	$30,689	$28,951	$2,932	$126,474
Effect of cumulative changes in discount rate assumptions, BOP	14,349	572	1,354	1,326	103	17,704
Balance at original discount rate, BOP	66,969	11,854	32,043	30,277	3,035	144,178
Effect of actual variances from expected experience and other activity	141	(17)	(193)	(159)	45	(183)
Adjusted balance, BOP	67,110	11,837	31,850	30,118	3,080	143,995
Issuances	2,932	143	647	443	0	4,165
Net premiums / considerations collected	(3,637)	(353)	(1,178)	(1,079)	(77)	(6,324)
Interest accrual	517	136	230	204	37	1,124
Foreign currency adjustment	1,867	0	(31)	(120)	0	1,716
Other adjustments	0	(4)	40	1	0	37
Balance at original discount rate, EOP	68,789	11,759	31,558	29,567	3,040	144,713
Effect of cumulative changes in discount rate assumptions, EOP	(13,465)	(321)	(618)	(611)	(30)	(15,045)
Balance, EOP	$55,324	$11,438	$30,940	$28,956	$3,010	$129,668
Other businesses, EOP						92
Total balance, EOP						$129,760

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$117,754	$19,288	$78,639	$80,331	$10,685	$306,697
Effect of cumulative changes in discount rate assumptions, BOP	20,170	1,012	3,719	11,266	1,216	37,383
Balance at original discount rate, BOP	137,924	20,300	82,358	91,597	11,901	344,080
Effect of actual variances from expected experience and other activity	98	(24)	(167)	(154)	53	(194)
Adjusted balance, BOP	138,022	20,276	82,191	91,443	11,954	343,886
Issuances	2,932	143	647	443	0	4,165
Interest accrual	1,208	237	663	585	143	2,836
Benefit payments	(2,795)	(406)	(947)	(1,152)	(60)	(5,360)
Foreign currency adjustment	1,908	0	(163)	(432)	0	1,313
Other adjustments	48	(7)	93	(2)	0	132
Balance at original discount rate, EOP	141,323	20,243	82,484	90,885	12,037	346,972
Effect of cumulative changes in discount rate assumptions, EOP	(17,578)	(490)	244	(7,214)	(738)	(25,776)
Balance, EOP	$123,745	$19,753	$82,728	$83,671	$11,299	$321,196
Other businesses, EOP						1,952
Total balance, EOP						$323,148

	March 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$68,421	$8,315	$51,789	$54,715	$8,288	$191,528
Flooring impact, EOP	4	0	26	11	0	41
Balance, EOP, post-flooring	68,425	8,315	51,815	54,726	8,288	191,569
Less: Reinsurance recoverable	0	728	112	222	0	1,062
Balance after reinsurance recoverable, EOP, post-flooring	$68,425	$7,587	$51,703	$54,504	$8,288	$190,507
Other businesses, EOP(1)						1,786
Total balance after reinsurance recoverable, EOP						$192,293

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$68,791	$12,971	$39,517	$37,815	$3,585	$162,679
Effect of cumulative changes in discount rate assumptions, BOP	(4,414)	(1,892)	(3,516)	(3,239)	(644)	(13,705)
Balance at original discount rate, BOP	64,377	11,079	36,001	34,576	2,941	148,974
Effect of actual variances from expected experience and other activity	59	62	(196)	(1)	9	(67)
Adjusted balance, BOP	64,436	11,141	35,805	34,575	2,950	148,907
Issuances	733	144	1,020	808	0	2,705
Net premiums / considerations collected	(1,611)	(322)	(1,317)	(1,285)	(70)	(4,605)
Interest accrual	408	126	248	229	35	1,046
Foreign currency adjustment	(1,789)	0	(652)	(860)	0	(3,301)
Other adjustments	0	(10)	57	1	0	48
Balance at original discount rate, EOP	62,177	11,079	35,161	33,468	2,915	144,800
Effect of cumulative changes in discount rate assumptions, EOP	(2,240)	884	1,742	1,560	339	2,285
Balance, EOP	$59,937	$11,963	$36,903	$35,028	$3,254	$147,085
Other businesses, EOP						106
Total balance, EOP						$147,191

	March 31, 2022
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$142,593	$22,768	$109,562	$114,846	$15,810	$405,579
Effect of cumulative changes in discount rate assumptions, BOP	(13,706)	(3,876)	(21,554)	(13,476)	(4,482)	(57,094)
Balance at original discount rate, BOP	128,887	18,892	88,008	101,370	11,328	348,485
Effect of actual variances from expected experience and other activity	(14)	79	(222)	(2)	9	(150)
Adjusted balance, BOP	128,873	18,971	87,786	101,368	11,337	348,335
Issuances	732	144	1,020	808	0	2,705
Interest accrual	1,007	220	690	631	135	2,683
Benefit payments	(2,464)	(430)	(752)	(1,042)	(57)	(4,745)
Foreign currency adjustment	(1,843)	0	(1,963)	(3,005)	0	(6,811)
Other adjustments	(245)	(15)	123	(5)	0	(143)
Balance at original discount rate, EOP	126,060	18,890	86,904	98,755	11,415	342,024
Effect of cumulative changes in discount rate assumptions, EOP	780	1,922	12,837	4,806	2,188	22,533
Balance, EOP	$126,840	$20,812	$99,741	$103,561	$13,603	$364,557
Other businesses, EOP						2,458
Reclassified to “Liabilities held-for-sale”						(254)
Total balance, EOP						$366,761

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$66,903	$8,849	$62,837	$68,533	$10,349	$217,471
Flooring impact, EOP	164	6	12	2	0	184
Balance, EOP, post-flooring	67,067	8,855	62,849	68,535	10,349	217,655
Less: Reinsurance recoverable	0	498	150	258	0	906
Balance after reinsurance recoverable, EOP, post-flooring	$67,067	$8,357	$62,699	$68,277	$10,349	$216,749
Other businesses, EOP(1)						2,347
Reclassified to “Liabilities held-for-sale”						(254)
Total balance after reinsurance recoverable, EOP						$218,842
__________
(1)Reflects balance after reinsurance recoverable of $74 million and $5 million at March 31, 2023 and 2022, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	March 31, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	(in millions)
Undiscounted expected future gross premiums	$106,074	$23,352	$73,474	$62,903	$6,901
Discounted expected future gross premiums (at original discount rate)	$74,439	$15,526	$56,950	$49,872	$4,507
Discounted expected future gross premiums (at current discount rate)	$59,863	$15,119	$56,318	$49,016	$4,467
Undiscounted expected future benefits and expenses	$215,874	$31,258	$147,802	$154,197	$29,713
Interest accrual	$691	$101	$433	$381	$106
Gross premiums	$3,892	$461	$1,867	$1,767	$114
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	20	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	20	18	18
Weighted-average interest rate (at original discount rate)	4.36%	5.20%	3.41%	2.52%	4.91%
Weighted-average interest rate (at current discount rate)	5.09%	5.05%	2.82%	2.69%	5.34%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	(in millions)
Undiscounted expected future gross premiums	$92,821	$25,246	$79,809	$70,516	$7,177
Discounted expected future gross premiums (at original discount rate)	$67,418	$16,519	$62,269	$56,128	$4,608
Discounted expected future gross premiums (at current discount rate)	$65,100	$17,913	$65,801	$58,875	$5,135
Undiscounted expected future benefits and expenses	$189,797	$29,127	$156,307	$165,525	$29,361
Interest accrual	$599	$94	$442	$402	$100
Gross premiums	$1,713	$473	$2,090	$2,076	$112
Weighted-average duration of the liability in years (at original discount rate)	9	10	21	20	19
Weighted-average duration of the liability in years (at current discount rate)	9	10	22	20	20
Weighted-average interest rate (at original discount rate)	4.17%	5.23%	3.39%	2.46%	4.90%
Weighted-average interest rate (at current discount rate)	3.65%	3.54%	2.04%	1.96%	3.88%

For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2.

For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter, such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss respectively.

For both the first three months of 2023 and 2022, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the period indicated are as follows:

	March 31, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,532	$3,379	$5,261	$14,172
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of actual variances from expected experience and other activity	31	(3)	(10)	18
Adjusted balance, BOP	5,563	3,376	5,250	14,189
Profits deferred	164	451	373	988
Interest accrual	57	35	39	131
Amortization	(141)	(288)	(257)	(686)
Foreign currency adjustment	7	8	(18)	(3)
Other adjustments	0	10	0	10
Balance, EOP, pre-flooring	5,650	3,592	5,387	14,629
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,650	3,592	5,388	14,630
Less: Reinsurance recoverable	0	9	11	20
Balance after reinsurance recoverable	$5,650	$3,583	$5,377	14,610
Other businesses				185
Total balance after reinsurance recoverable				$14,795

	March 31, 2022
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,183	$2,741	$5,014	$12,938
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,183	2,741	5,013	12,937
Effect of actual variances from expected experience and other activity	70	(9)	(5)	56
Adjusted balance, BOP	5,253	2,732	5,008	12,993
Profits deferred	13	465	423	901
Interest accrual	50	30	35	115
Amortization	(132)	(286)	(267)	(685)
Foreign currency adjustment	(8)	(15)	(122)	(145)
Other adjustments	(1)	9	0	8
Balance, EOP, pre-flooring	5,175	2,935	5,077	13,187
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,175	2,935	5,078	13,188
Less: Reinsurance recoverable	0	8	15	23
Balance after reinsurance recoverable	$5,175	$2,927	$5,063	13,165
Other businesses				224
Reclassified to “Liabilities held-for-sale”				(25)
Total balance after reinsurance recoverable				$13,364

The following tables provide supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(111)	$(205)	$(145)
Interest accrual	$57	$35	$39

	March 31, 2022
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$1	$(210)	$(187)
Interest accrual	$50	$30	$35
__________
(1)Represents the gross premiums collected in changes in Deferred Profit Liability excluding impact of foreign currency adjustments.

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	March 31, 2023	March 31, 2022
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$12,684	$11,708
Flooring impact and amounts in AOCI	1,285	(909)
Balance, excluding amounts in AOCI, BOP, pre-flooring	13,969	10,799
Effect of actual variances from expected experience and other activity	(33)	(42)
Adjusted balance, BOP	13,936	10,757
Assessments collected(1)	270	239
Interest accrual	118	92
Benefits paid	(74)	(67)
Balance, excluding amounts in AOCI, EOP, pre-flooring	14,250	11,021
Flooring impact and amounts in AOCI	(1,016)	129
Balance, including amounts in AOCI, EOP, post-flooring	13,234	11,150
Less: Reinsurance recoverable	5,338	4,346
Balance after reinsurance recoverable, including amounts in AOCI, EOP	7,896	6,804
Other businesses	151	199
Total balance after reinsurance recoverable	$8,047	$7,003
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	March 31, 2023	March 31, 2022
	(in millions)
Interest accrual	$118	$92
Gross assessments	$827	$658
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.38%	3.36%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Loss Recognition

Liabilities established as a result of the required loss recognition testing as of the period indicated are as follows:

	Retirement Strategies
	Institutional
	March 31, 2023	March 31, 2022
	(in millions)
Loss recognition liability	$3	$4

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	March 31, 2023	March 31, 2022
	(in millions)
Benefit reserves, EOP, post-flooring	$193,429	$219,753
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	13,385	11,349
Deferred profit liability, EOP, post-flooring	14,814	13,386
Subtotal of amounts disclosed above	221,628	244,488
Other Future Policy Benefits reserves(1)	51,958	53,305
Total Future Policy Benefits	$273,586	$297,793
__________
(1)Represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Three Months Ended
	March 31, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$3,892	$461	$0	$1,867	$1,767	$142	$8,129
Additional insurance reserves	0	0	827	0	0	0	827
Deferred profit liability	(111)	0	0	(205)	(145)	(2)	(463)
Total	$3,781	$461	$827	$1,662	$1,622	$140	$8,493

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended
	March 31, 2022
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$1,713	$473	$0	$2,090	$2,076	$149	$6,501
Additional insurance reserves	0	0	658	0	0	0	658
Deferred profit liability	1	0	0	(210)	(187)	4	(392)
Total	$1,714	$473	$658	$1,880	$1,889	$153	$6,767

	Three Months Ended
	March 31, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$691	$101	$0	$433	$381	$120	$1,726
Additional insurance reserves	0	0	118	0	0	0	118
Deferred profit liability	57	0	0	35	39	1	132
Total	$748	$101	$118	$468	$420	$121	$1,976

	Three Months Ended
	March 31, 2022
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$599	$94	$0	$442	$402	$113	$1,650
Additional insurance reserves	0	0	92	1	0	0	93
Deferred profit liability	50	0	0	30	35	2	117
Total	$649	$94	$92	$473	$437	$115	$1,860
__________
(1)Represents "Gross Premiums" for benefit reserves, "Gross Assessments" for additional insurance reserves and "Revenue" for deferred profit liability.
(2)Includes remaining balances disclosed above and balances for which disaggregated rollforward disclosures may not be presented above.

10. POLICYHOLDERS’ ACCOUNT BALANCES

Policyholders' Account Balances

The Company issues variable life and variable universal life insurance contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no-lapse guarantee”).

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	March 31, 2023
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, beginning of period	$5,839	$17,376	$17,524	$4,643	$26,502	$11,168	$35,325	$118,377
Deposits	204	1,376	1,043	582	617	645	1,287	5,754
Interest credited	44	160	87	20	199	177	172	859
Acquisitions and dispositions	0	0	0	0	0	0	0	0
Policy charges	(83)	(6)	(6)	0	(514)	(77)	(40)	(726)
Surrenders and withdrawals	(453)	(1,371)	(148)	(88)	(439)	(51)	(275)	(2,825)
Benefit payments	0	(139)	(28)	(32)	(46)	(75)	(440)	(760)
Net transfers (to) from separate account	0	0	19	0	77	0	0	96
Change in market value and other adjustments	0	0	191	9	91	6	2	299
Foreign currency adjustment	0	0	0	0	0	(76)	(143)	(219)
Balance, end of period	5,551	17,396	18,682	5,134	26,487	11,717	35,888	120,855
Reinsurance and other recoverable(1)	0	0	0	0	11	1	22	34
Policyholders' account balance net of reinsurance and other recoverable	$5,551	$17,396	$18,682	$5,134	$26,476	$11,716	$35,866	$120,821
Closed Block Division								4,572
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,772
Other(2)								7,940
Total Policyholders' account balance								$138,139
Weighted-average crediting rate	3.09%	3.69%	1.92%	1.63%	3.00%	6.19%	1.93%	2.87%
Net amount at risk(3)	$72,259	$0	$0	$0	$370,778	$18,055	$6,971	$468,063
Cash surrender value(4)	$3,984	$17,396	$16,640	$4,045	$21,846	$10,100	$31,233	$105,244

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Corporate and Other	Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Full Service
	(in millions)
Balance, beginning of period	$6,273	$16,391	$14,125	$4,652	$26,859	$11,555	$37,615	$36,505	$153,975
Deposits	261	1,001	1,190	201	663	205	410	1,722	5,656
Interest credited	36	135	14	5	203	24	126	265	805
Acquisitions and dispositions	0	0	0	0	0	0	0	0	0
Policy charges	(78)	(6)	(1)	(1)	(506)	(51)	(26)	(58)	(727)
Surrenders and withdrawals	(378)	(1,161)	(90)	(79)	(421)	(50)	(447)	(1,759)	(4,385)
Benefit payments	0	(138)	(37)	(50)	(52)	(67)	(465)	0	(809)
Net transfers (to) from separate account	(18)	0	170	0	166	0	0	103	421
Change in market value and other adjustments	0	0	(106)	0	(185)	4	(2)	(797)	(1,086)
Foreign currency adjustment	0	0	0	0	0	(507)	(305)	0	(812)
Balance, end of period	6,096	16,222	15,265	4,728	26,727	11,113	36,906	35,981	153,038
Reinsurance and other recoverable(1)	0	0	0	0	12	1	25	0	38
Policyholders' account balance net of reinsurance and other recoverable	$6,096	$16,222	$15,265	$4,728	$26,715	$11,112	$36,881	$35,981	$153,000
Closed Block Division									4,697
Unearned revenue reserve, unearned expense credit, and additional interest reserve									4,069
Other									181
Reclassified to "Liabilities held-for-sale"(5)									(39,295)
Total Policyholders' account balance									$122,690
Weighted-average crediting rate	2.30%	3.30%	0.38%	0.43%	3.03%	0.85%	1.35%	2.92%	2.11%
Net amount at risk(3)	$71,021	$0	$0	$0	$481,904	$15,352	$8,019	$0	$576,296
Cash surrender value(4)	$3,704	$16,222	$14,553	$3,085	$32,089	$9,972	$34,497	$35,981	$150,103
____________
(1)The amount of recoverable related to reinsurance agreements that reduce the risk of the policyholders' account balance gross liability.
(2)Includes $7,973 million of Full Service account balances reinsured to Great-West. See Note 1 for further information.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.
(5)Represents “Liabilities held-for-sale” of $(11,663) million and $(27,632) million related to the sale of PALAC and Full Service Retirement Business, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,441	$1,441
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	56	0	0	0	56
3.00% - 4.00%	1,634	0	0	0	1,634
Greater than 4.00%	3	0	0	0	3
Total	$1,693	$0	$0	$1,441	$3,134
Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	583	0	0	0	583
3.00% - 4.00%	5,628	0	0	0	5,628
Greater than 4.00%	1,519	0	0	0	1,519
Total	$9,681	$0	$0	$0	$9,681
Individual Variable
Less than 1.00%	$1,005	$848	$19	$0	$1,872
1.00% - 1.99%	239	2	1	0	242
2.00% - 2.99%	32	2	0	0	34
3.00% - 4.00%	2,209	9	10	0	2,228
Greater than 4.00%	104	0	0	0	104
Total	$3,589	$861	$30	$0	$4,480
Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	585	128	253	84	1,050
2.00% - 2.99%	496	211	27	11	745
3.00% - 4.00%	371	6	0	0	377
Greater than 4.00%	101	0	0	0	101
Total	$1,553	$345	$280	$95	$2,273
Variable & Universal Life
Less than 1.00%	$0	$0	$0	$11	$11
1.00% - 1.99%	150	0	1,073	1,949	3,172
2.00% - 2.99%	374	123	4,019	280	4,796
3.00% - 4.00%	7,565	1,918	561	7	10,051
Greater than 4.00%	5,549	0	0	0	5,549
Total	$13,638	$2,041	$5,653	$2,247	$23,579
Life Planner
Less than 1.00%	$357	$27	$91	$831	$1,306
1.00% - 1.99%	3,156	25	0	0	3,181
2.00% - 2.99%	2,259	0	0	0	2,259
3.00% - 4.00%	339	0	0	0	339
Greater than 4.00%	407	0	0	0	407
Total	$6,518	$52	$91	$831	$7,492
Gibraltar
Less than 1.00%	$17,023	$0	$0	$0	$17,023
1.00% - 1.99%	9,870	0	0	0	9,870
2.00% - 2.99%	3,253	335	40	0	3,628
3.00% - 4.00%	3,201	0	0	0	3,201
Greater than 4.00%	1,904	0	0	0	1,904
Total	$35,251	$335	$40	$0	$35,626

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,900	$1,900
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	55	0	0	0	55
3.00% - 4.00%	1,672	0	0	0	1,672
Greater than 4.00%	4	0	0	0	4
Total	$1,738	$0	$0	$1,900	$3,638
Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,571	0	0	0	1,571
2.00% - 2.99%	1,244	0	0	0	1,244
3.00% - 4.00%	4,618	0	0	0	4,618
Greater than 4.00%	1,031	0	0	0	1,031
Total	$8,864	$0	$0	$0	$8,864
Individual Variable
Less than 1.00%	$1,414	$885	$19	$0	$2,318
1.00% - 1.99%	261	2	1	0	264
2.00% - 2.99%	111	0	1	0	112
3.00% - 4.00%	3,131	6	10	0	3,147
Greater than 4.00%	114	0	0	0	114
Total	$5,031	$893	$31	$0	$5,955
Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	656	56	90	5	807
2.00% - 2.99%	584	0	0	0	584
3.00% - 4.00%	416	2	0	0	418
Greater than 4.00%	112	0	0	0	112
Total	$1,768	$58	$90	$5	$1,921
Variable & Universal Life
Less than 1.00%	$17	$0	$0	$0	$17
1.00% - 1.99%	361	0	650	1,981	2,992
2.00% - 2.99%	405	0	2,223	2,127	4,755
3.00% - 4.00%	7,916	12	2,510	156	10,594
Greater than 4.00%	5,595	0	0	0	5,595
Total	$14,294	$12	$5,383	$4,264	$23,953
Life Planner
Less than 1.00%	$390	$28	$98	$6	$522
1.00% - 1.99%	3,420	23	0	0	3,443
2.00% - 2.99%	2,494	0	0	0	2,494
3.00% - 4.00%	314	0	0	0	314
Greater than 4.00%	424	0	0	0	424
Total	$7,042	$51	$98	$6	$7,197
Gibraltar
Less than 1.00%	$20,729	$0	$0	$0	$20,729
1.00% - 1.99%	11,255	0	0	0	11,255
2.00% - 2.99%	3,414	419	0	0	3,833
3.00% - 4.00%	439	0	0	0	439
Greater than 4.00%	280	0	0	0	280
Total	$36,117	$419	$0	$0	$36,536
Full Service
Less than 1.00%	$428	$0	$0	$0	$428
1.00% - 1.99%	13,582	13,307	1,998	0	28,887
2.00% - 2.99%	6	0	29	0	35
3.00% - 4.00%	6,615	0	0	0	6,615
Greater than 4.00%	16	0	0	0	16
Total	$20,647	$13,307	$2,027	$0	$35,981

____________
(1)Excludes Japan variable annuity and variable life, and any other contracts without minimum guaranteed rates. In addition, excludes the account values related to index-linked crediting options which do not have a minimum guaranteed crediting rate as returns are based on index.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	March 31, 2023	March 31, 2022
	(in millions)
Balance, BOP	$4,987	$13,392
Effect of cumulative changes in NPR	1,828	898
Balance, BOP, before effect of changes in NPR	6,815	14,290
Attributed fees collected	300	403
Claims paid	(32)	(18)
Interest accrual	85	9
Actual in force different from expected	19	29
Effect of changes in interest rates	463	(3,258)
Effect of changes in equity markets	(671)	1,150
Other adjustments	78	0
Balance, EOP, before effect of changes in NPR	7,057	12,605
Effect of cumulative changes in NPR	(2,014)	(1,988)
Balance, EOP	5,043	10,617
Less: Reinsured MRB	28	68
Balance, EOP, net of reinsurance	5,015	10,549
Other businesses	105	218
Reclassified to “Assets and Liabilities held-for-sale”(1)	0	(3,608)
Total net MRB balance	$5,120	$7,159
___________
(1)Represents “Assets held-for-sale” of $100 million in Individual Retirement Strategies and “Liabilities held-for-sale” of $3,640 million in Individual Retirement Strategies and $68 million in Full Service Retirement (in Other businesses) as of March 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table presents accompanying information to the rollforward table above.

	March 31, 2023	March 31, 2022
	($ in millions)
Net amount at risk	$11,332	$8,056
Weighted-average attained age of contractholders	69	67

The tables below reconcile MRB asset and liability positions as of the following dates:

	March 31, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$962	$14	$976
MRB Liabilities	5,978	118	6,096
Net Liability	$5,016	$104	$5,120

	March 31, 2022
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets(1)	$905	$15	$920
MRB Liabilities(2)	7,914	165	8,079
Net Liability	$7,009	$150	$7,159
___________
(1)Excludes "Assets held-for-sale" of $100 million, as described above.
(2)Excludes "Liabilities held-for-sale" of $3,708 million, as described above.

12. REINSURANCE

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

Effective April 2022, in connection with the sale of the PALAC legal entity, now known as Fortitude Life Insurance and Annuity Company (“FLIAC”), the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC’s indexed variable annuities. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, reinsurance recoverables

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

includes the assumed modified coinsurance agreement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities with a guaranteed lifetime withdrawal income feature, which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, market risk benefits, policyholders’ benefits, and change in estimates of liability for future policy benefits, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Direct premiums	$8,750	$7,240
Reinsurance assumed	1,178	1,026
Reinsurance ceded	(565)	(577)
Premiums	$9,363	$7,689

Direct policy charges and fee income	$966	$1,129
Reinsurance assumed	308	300
Reinsurance ceded	(140)	(130)
Policy charges and fee income	$1,134	$1,299

Direct change in value of market risk benefits, net of related hedging gains (losses)	$80	$(242)
Reinsurance assumed	0	23
Reinsurance ceded	(5)	(51)
Change in value of market risk benefits, net of related hedging gains (losses)	$75	$(270)

Direct policyholders’ benefits	$9,594	$8,080
Reinsurance assumed	1,565	1,485
Reinsurance ceded	(855)	(790)
Policyholders’ benefits	$10,304	$8,775

Direct change in estimates of liability for future policy benefits	$(24)	$(118)
Reinsurance assumed	4	(18)
Reinsurance ceded	45	(9)
Change in estimates of liability for future policy benefits	$25	$(145)

Reinsurance recoverables, are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Individual and group annuities(1)	$2,137	$2,078
Life insurance(2)	8,247	7,981
Other reinsurance	415	358
Total reinsurance recoverables(3)	$10,799	$10,417
__________
(1)Primarily represents reinsurance recoverables established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $2,076 million and $1,986 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,073 million and $2,041 million as of March 31, 2023 and December 31, 2022, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,350 million and $1,327 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Net of $(16) million and $(15) million of loss allowance as of March 31, 2023 and December 31, 2022, respectively.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 61% of the Company’s reinsurance recoverables as of March 31, 2023. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information regarding the Closed Block, see Note 15 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, the Company recognized a policyholder dividend obligation of $3,182 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,412) million at March 31, 2023 with a corresponding amount reported in AOCI. At December 31, 2022, the Company recognized a policyholder dividend obligation of $3,207 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2022 was reduced to zero.

As of March 31, 2023, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Closed Block liabilities
Future policy benefits	$44,119	$44,414
Policyholders’ dividends payable	629	617
Policyholders’ dividend obligation	770	0
Policyholders’ account balances	4,572	4,607
Other Closed Block liabilities	3,364	3,499
Total Closed Block liabilities	53,454	53,137
Closed Block assets
Fixed maturities, available-for-sale, at fair value	30,716	29,898
Fixed maturities, trading, at fair value	868	900
Equity securities, at fair value	1,843	1,733
Commercial mortgage and other loans	7,781	7,926
Policy loans	3,586	3,637
Other invested assets	4,828	4,254
Short-term investments	331	337
Total investments	49,953	48,685
Cash and cash equivalents	484	1,307
Accrued investment income	430	402
Other Closed Block assets	127	162
Total Closed Block assets	50,994	50,556
Excess of reported Closed Block liabilities over Closed Block assets	2,460	2,581
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,570)	(3,458)
Allocated to policyholder dividend obligation	2,412	3,207
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,302	$2,330

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2023
(in millions)
Balance, December 31, 2022	$0
Impact from earnings allocable to policyholder dividend obligation	(25)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	795
Balance, March 31, 2023	$770

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues
Premiums	$406	$408
Net investment income	479	556
Realized investment gains (losses), net	(17)	100
Other income (loss)	100	(98)
Total Closed Block revenues	968	966
Benefits and Expenses
Policyholders’ benefits	572	624
Interest credited to policyholders’ account balances	30	30
Dividends to policyholders	302	211
General and administrative expenses	73	73
Total Closed Block benefits and expenses	977	938
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(9)	28
Income tax expense (benefit)	(32)	1
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$23	$27

14. INCOME TAXES

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $382 million, or 20.7% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2023, compared to an income tax benefit of $(144) million, or 21.9%, in the first three months of 2022. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. As a result, a $16 million tax expense is reflected as part of the Company’s results for the first three months of 2022. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2022 and 2023 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first three months of 2022 and 2023.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% alternative minimum tax based on the Company’s GAAP income, with certain adjustments. This provision, which is applicable only to companies with average applicable financial statement income over $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2023	December 31, 2022
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	409	413
Subtotal commercial paper	434	438
Current portion of long-term debt:
Senior Notes	173	173
Mortgage debt	82	155
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	755	828
Other(2)	16	9
Subtotal	1,205	1,275
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$705	$775
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$100	$130
Daily average commercial paper outstanding for the quarter ended	$963	$1,312
Weighted average maturity of outstanding commercial paper, in days	66	98
Weighted average interest rate on outstanding commercial paper	5.02%	4.69%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $16 million and $9 million drawn on a revolving line of credit held by a subsidiary at March 31, 2023 and December 31, 2022, respectively.
(3)Includes Prudential Financial debt of $25 million at both March 31, 2023 and December 31, 2022.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Bank of New York (“FHLBNY”), commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2023, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Fixed-rate obligations:
Surplus notes	$345	$345
Surplus notes subject to set-off arrangements(1)	9,460	9,460
Senior notes	10,114	10,115
Mortgage debt	25	25
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	76	29
Junior subordinated notes(3)	9,591	9,094
Subtotal	32,241	31,698
Less: assets under set-off arrangements(1)	11,790	11,790
Total long-term debt(4)	$20,451	$19,908
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $29 million of debt denominated in foreign currency at both March 31, 2023 and December 31, 2022.
(3)Includes Prudential Financial debt of $9,544 million and $9,047 million at March 31, 2023 and December 31, 2022, respectively. Also includes subsidiary debt of $47 million denominated in foreign currency at both March 31, 2023 and December 31, 2022, respectively.
(4)Includes Prudential Financial debt of $19,658 million and $19,162 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Facility Agreements for Senior Debt Issuances

In March 2023, Prudential Financial entered into ten-year and thirty-year facility agreements with two Delaware trusts upon the completion of the sale of $1.5 billion of trust securities by the trusts in a Rule 144A private placement. The trusts invested the proceeds from the sale of the trust securities in portfolios of principal and/or interest strips of U.S. Treasury securities. The facility agreements provide Prudential Financial the right to issue and sell to the trusts from time to time up to $800 million of 5.791% senior notes due February 15, 2033, and $700 million of 5.997% senior notes due February 15, 2053, and receive in exchange a corresponding amount of the U.S. Treasury securities held by the trusts. In return, the Company agreed to pay semi-annual facility fees to the trusts at rates of 1.815% and 2.066% per annum for the ten-year and thirty-year facility, respectively, applied to the maximum amount of senior notes that the Company could issue and sell to the trusts.

The right to issue senior notes described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trusts, such as paying the facility fee or reimbursing the trusts for their expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise this issuance right if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $9.0 billion, subject to adjustment in certain cases. Prior to any involuntary exercise of the issuance right, the Company has the right to repurchase any of its senior notes then held by the trusts in exchange for U.S. Treasury securities. Finally, Prudential Financial may redeem any outstanding senior notes, in whole or in part, prior to February 15, 2033 and February 15, 2053 for the ten-year and thirty-year facility, respectively, at a redemption price equal to the greater of par or a make-whole price, or thereafter, redeem the senior notes, in whole or in part, at par.

Junior Subordinated Notes

In February 2023, the Company issued $500 million in aggregate principal amount of 6.750% fixed-to-fixed reset rate junior subordinated notes due in March 2053.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$51	$80	$2	$4
Interest cost	138	97	18	12
Expected return on plan assets	(231)	(213)	(21)	(27)
Amortization of prior service cost	0	0	(2)	(2)
Amortization of actuarial (gain) loss, net	17	51	3	1
Settlements	0	1	0	0
Special termination benefits (1)	0	1	0	0
Net periodic (benefit) cost	$(25)	$17	$0	$(12)
__________
(1)For 2022, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	2.7	(2.7)
Stock-based compensation programs(1)	0.0	(2.6)	2.6
Balance, March 31, 2023	666.3	300.4	365.9
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023. As of March 31, 2023, 2.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Dividends declared per share of Common Stock	$1.25	$1.20

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,195)	$15,242	$1,448	$(2,027)	$(3,806)
Change in OCI before reclassifications	12	8,243	(8,705)	186	1	(263)
Amounts reclassified from AOCI	0	136	0	0	18	154
Income tax benefit (expense)	(38)	(1,988)	2,160	(39)	(5)	90
Balance, March 31, 2023	$(2,300)	$(9,804)	$8,697	$1,595	$(2,013)	$(3,825)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,107)	$26,639	$(33,220)	$707	$(2,513)	$(9,494)
Change in OCI before reclassifications	(398)	(23,095)	23,589	1,107	15	1,218
Amounts reclassified from AOCI	10	262	0	0	50	322
Income tax benefit (expense)	(36)	5,230	(5,545)	(232)	(16)	(599)
Balance, March 31, 2022	$(1,531)	$9,036	$(15,176)	$1,582	$(2,464)	$(8,553)

__________
(1)Includes cash flow hedges of $2,344 million and $2,616 million as of March 31, 2023 and December 31, 2022, respectively, and $1,155 million and $1,019 million as of March 31, 2022 and December 31, 2021, respectively, and fair value hedges of $(74) million and $(54) million as of March 31, 2023 and December 31, 2022, respectively, and $(24) million and $(35) million as of March 31, 2022 and December 31, 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2023	2022
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(10)	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(23)	(4)	(3)
Cash flow hedges—Currency	5	1	(3)
Cash flow hedges—Currency/Interest rate	39	154	(3)
Fair value hedges—Currency	(2)	(2)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(155)	(411)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(136)	(262)	(4)
Amortization of defined benefit items:
Prior service cost	2	2	(5)
Actuarial gain (loss)	(20)	(52)	(5)
Total amortization of defined benefit items	(18)	(50)
Total reclassifications for the period	$(154)	$(322)
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
(5)See Note 16 for information regarding employee benefit plans.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,372	$(16,195)
Net investment gains (losses) on investments arising during the period	41	9,292				(2,181)	7,152
Reclassification adjustment for (gains) losses included in net income	(15)	151				(32)	104
Reclassification due to allowance for credit losses recorded during the period	(60)	60				0	0
Impact of net unrealized investment (gains) losses			132	(425)	(797)	225	(865)
Balance, March 31, 2023	$(79)	$(15,456)	$(571)	$1,521	$2,397	$2,384	$(9,804)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended March 31,
	2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,477			$(506)
Less: Income (loss) attributable to noncontrolling interests	15			(13)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	18			7
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,444	366.5	$3.94	$(500)	376.1	$(1.33)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$18			$7
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	18			7
Stock options		0.2			0.0
Deferred and long-term compensation programs		1.0			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,444	367.7	$3.93	$(500)	376.1	$(1.33)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2023 and 2022, as applicable, were based on 4.2 million and 5.1 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended March 31,
	2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.2	$103.16	$0.0	$0.00
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.7
Antidilutive shares based on application of the treasury stock method	0.1		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		2.3
Total antidilutive stock options and shares	1.3		3.1

19. SEGMENT INFORMATION

Segments

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance and Individual Life businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP.

As discussed in Note 1, effective January 1, 2023, AIQ is now included within Corporate and Other operations. Also effective January 1, 2023, Prudential Advisors, which was previously part of the Individual Life segment, is now included within Corporate and Other operations. There are no impacts to the Company's consolidated financial statements from these reporting changes and historical segment results have been updated to conform to the current period presentation.

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
•Change in value of market risk benefits, net of related hedging gains (losses);
•Market experience updates;
•Divested and Run-off Businesses;
•Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests; and
•Other adjustments.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information regarding these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. In order to enhance the understanding of our underlying performance trends, we exclude from adjusted operating income “Change in value of market risk benefits, net of related hedging gains (losses)”, which reflects the impact from changes in current market conditions. In addition, “Charges related to realized investment gains (losses)”, no longer includes the current period impact of net realized investment gains (losses) on the amortization of DAC and related balances, and “Market experience updates” no longer includes the immediate impact on DAC and related balances from changes in current market conditions on estimates of profitability. In both cases, the amortization of DAC and related balances is independent of these factors under ASU 2018-12. See Note 2 regarding additional information about the adoption of ASU 2018-12, including market risk benefits and the amortization of DAC and other balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$151	$188
U.S. Businesses:
Institutional Retirement Strategies	396	515
Individual Retirement Strategies	441	431
Retirement Strategies(1)	837	946
Group Insurance	25	(115)
Individual Life(1)	(102)	(18)
Total U.S. Businesses	760	813
International Businesses	840	951
Corporate and Other	(485)	(416)
Total segment adjusted operating income before income taxes	1,266	1,536
Reconciling items:
Realized investment gains (losses), net, and related adjustments	318	(1,637)
Charges related to realized investment gains (losses), net	51	(84)
Change in value of market risk benefits, net of related hedging gains (losses)	75	(304)
Market experience updates	48	121
Divested and Run-off Businesses:
Closed Block division	(4)	27
Other Divested and Run-off Businesses	107	(271)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(5)	(29)
Other adjustments(2)	(9)	(17)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$1,847	$(658)
________
(1)The Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Includes components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service period.

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

	March 31, 2023	December 31, 2022
	(in millions)
Assets by segment:
PGIM	$47,953	$48,364
U.S. Businesses:
Institutional Retirement Strategies	111,333	108,565
Individual Retirement Strategies	135,935	130,173
Retirement Strategies	247,268	238,738
Group Insurance	39,315	38,201
Individual Life	107,229	102,445
Total U.S. Businesses	393,812	379,384
International Businesses	192,979	186,791
Corporate and Other	23,142	23,556
Closed Block division	51,383	50,934
Total assets per Unaudited Interim Consolidated Financial Statements	$709,269	$689,029

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$898	$80	$747	$0	$0	$0	$27	$1
U.S. Businesses:
Institutional Retirement Strategies	4,889	1,004	4,493	4,350	125	0	10	4
Individual Retirement Strategies	1,095	318	654	33	115	0	14	93
Retirement Strategies	5,984	1,322	5,147	4,383	240	0	24	97
Group Insurance	1,564	126	1,539	1,218	44	0	4	1
Individual Life	1,527	669	1,629	824	223	9	223	114
Total U.S. Businesses	9,075	2,117	8,315	6,425	507	9	251	212
International Businesses	5,015	1,285	4,175	3,152	215	7	11	151
Corporate and Other(1)	116	189	601	(5)	34	0	152	(9)
Total revenues, and benefits and expenses on an adjusted operating income basis	15,104	3,671	13,838	9,572	756	16	441	355
Reconciling items:
Realized investment gains (losses), net, and related adjustments	475	(5)	157	25	132	0	0	0
Charges related to realized investment gains (losses), net	37	0	(14)	(57)	12	0	0	7
Change in value of market risk benefits, net of related hedging gains (losses)	75	0	0	0	0	0	0	0
Market experience updates	24	0	(24)	4	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	971	481	975	573	30	302	1	3
Other Divested and Run-off Businesses	378	173	271	187	51	1	(1)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	0	(14)	0	0	0	0	0
Other adjustments	0	0	9	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$17,045	$4,320	$15,198	$10,304	$981	$319	$441	$365
________
(1)Corporate and Other operations, through AIQ and Prudential Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third-parties.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$926	$(4)	$738	$0	$0	$0	$6	$1
U.S. Businesses:
Institutional Retirement Strategies	2,747	968	2,232	2,178	80	0	4	3
Individual Retirement Strategies	1,097	262	666	65	78	0	4	95
Retirement Strategies	3,844	1,230	2,898	2,243	158	0	8	98
Group Insurance	1,539	124	1,654	1,353	36	0	1	(2)
Individual Life	1,558	644	1,576	865	227	9	189	111
Total U.S. Businesses	6,941	1,998	6,128	4,461	421	9	198	207
International Businesses	5,478	1,297	4,527	3,485	190	15	3	155
Corporate and Other	(43)	122	373	(7)	34	0	157	(10)
Total revenues, and benefits and expenses on an adjusted operating income basis	13,302	3,413	11,766	7,939	645	24	364	353
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,648)	(10)	(11)	29	(40)	0	0	0
Charges related to realized investment gains (losses), net	(22)	0	62	20	19	0	0	14
Change in value of market risk benefits, net of related hedging gains (losses)	(304)	0	0	0	0	0	0	0
Market experience updates	41	0	(80)	8	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	965	554	938	624	30	211	0	3
Other Divested and Run-off Businesses	(462)	401	(191)	155	(594)	0	1	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(17)	0	12	0	0	0	0	0
Other adjustments	0	0	17	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$11,855	$4,358	$12,513	$8,775	$60	$235	$365	$371

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
PGIM segment intersegment revenues	$205	$232

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Asset-based management fees	$789	$981
Performance-based incentive fees	3	4
Other fees	125	148
Total asset management and service fees	$917	$1,133

20. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2023	December 31, 2022
	(in millions)
Total outstanding mortgage loan commitments	$2,169	$1,995
Portion of commitment where prearrangement to sell to investor exists	$721	$582

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both March 31, 2023 and December 31, 2022. The change in allowance is $0 million for both the three months ended March 31, 2023 and 2022.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2023	December 31, 2022
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$8,932	$8,376
Expected to be funded from separate accounts	$188	$183
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2023 or 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2023	December 31, 2022
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,692	$5,834
Fair value of related collateral associated with above indemnifications(1)	$6,849	$5,985
Accrued liability associated with guarantee	$0	$0
__________
(1)There were no securities repurchase transactions as of March 31, 2023 and December 31, 2022.

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

Guarantees of Asset Values

	March 31, 2023	December 31, 2022
	(in millions)
Guaranteed value of third-parties’ assets	$83,379	$84,338
Fair value of collateral supporting these assets	$76,715	$77,693
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2023	December 31, 2022
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,974	$2,972
First-loss exposure portion of above	$862	$862
Accrued liability associated with guarantees(1)	$31	$33
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $16 million and $17 million as of March 31, 2023 and December 31, 2022, respectively. The change in allowance is a reduction of $1 million and $3 million for the three months ended March 31, 2023, and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $23,952 million and $23,937 million of mortgages subject to these loss-sharing arrangements as of March 31, 2023 and December 31, 2022, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2023 or 2022.

Other Guarantees

	March 31, 2023	December 31, 2022
	(in millions)
Other guarantees where amount can be determined	$57	$57
Accrued liability for other guarantees and indemnifications	$33	$33

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In March 2023, defendants filed a motion to dismiss the Fourth Amended Complaint.

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In February 2023, the Company filed its answer to the third amended complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2023, compared with December 31, 2022, and its consolidated results of operations for the three months ended March 31, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.417 trillion of assets under management as of March 31, 2023, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Effective January 1, 2023, we made the following segment reporting changes, which do not impact our consolidated financial statements:

•Based on the write-down of Assurance IQ’s (“AIQ”) goodwill asset, and that its financial results and operations are not considered significant, AIQ no longer represents a separately reportable segment and is now included within our Corporate and Other operations.
•Since Prudential Advisors, our proprietary nationwide distribution business, is no longer managed through the Individual Life segment and its financial results and operations are not considered significant, it is now included within our Corporate and Other operations.

Historical segment results have been updated to conform to the current period presentation.

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our Retirement Strategies, Group Insurance and Individual Life businesses), our International Businesses, the Closed Block division, and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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
•insurance reserve levels, including market risk benefits (“MRB”), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity;
•product offerings, design features, crediting rates and sales mix; and
•the fair value of, and possible impairments on, intangible assets such as goodwill.

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In order to manage the impacts that changes in interest rates have on our net investment spread, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the liability characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products and discontinue sales of other products that do not meet our profit expectations.

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $185 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2023, with an average portfolio yield of approximately 4.4%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.5% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $185 billion of fixed maturity securities and commercial mortgage loans are approximately $148 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $148 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2023
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$159
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$196

The $159 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

The $36 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. For additional information regarding contracts with adjustable crediting rates subject to guaranteed minimums, see Note 10 to the Unaudited Interim Financial Statements.

The remaining $1 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Closed Block Division

Substantially all of the $50 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the Closed Block.

Japanese Operations

Japan has experienced a low interest rate environment for many years. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, its monetary policy was eased in the fourth quarter of 2022, which led to an increase in rates.

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

The portion of the general account supporting our Japanese operations has approximately $157 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2023, with an average portfolio yield of approximately 2.6%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.6% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $157 billion of fixed maturity securities and commercial mortgage loans are approximately $15 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $15 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2023
(in billions)
Insurance products with fixed and guaranteed terms	$127
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$162

The $127 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Financial Statements for additional information regarding policyholder account balances crediting rates.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues	$17,045	$11,855
Benefits and expenses	15,198	12,513
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,847	(658)
Income tax expense (benefit)	382	(144)
Income (loss) before equity in earnings of operating joint ventures	1,465	(514)
Equity in earnings of operating joint ventures, net of taxes	12	8
Net income (loss)	1,477	(506)
Less: Income attributable to noncontrolling interests	15	(13)
Net income (loss) attributable to Prudential Financial, Inc.	$1,462	$(493)

The $1,955 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2023 compared to the first quarter of 2022 reflected the following notable items on a pre-tax basis:

•$2,090 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$379 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses); and
•$347 million favorable variance reflecting higher results from our Divested and Run-off Businesses in the current year period.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$526 million unfavorable variance from income taxes reflecting the increase in pre-tax earnings; and
•$270 million unfavorable variance from lower adjusted operating income from our business segments.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$151	$188
U.S. Businesses:
Retirement Strategies	837	946
Group Insurance	25	(115)
Individual Life	(102)	(18)
Total U.S. Businesses	760	813
International Businesses	840	951
Corporate and Other	(485)	(416)
Total segment adjusted operating income before income taxes	1,266	1,536
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	318	(1,637)
Charges related to realized investment gains (losses), net(1)	51	(84)
Change in value of market risk benefits, net of related hedging gains (losses)	75	(304)
Market experience updates	48	121
Divested and Run-off Businesses(2):
Closed Block division	(4)	27
Other Divested and Run-off Businesses	107	(271)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(3)	(5)	(29)
Other adjustments(4)	(9)	(17)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,847	$(658)
__________
(1)See “—General Account Investments” and Note 19 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(3)Equity in earnings of operating joint ventures is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(4)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2023 decreased in comparison to the prior year period, primarily reflecting lower net asset management fees, partially offset by higher net other related revenues.

Retirement Strategies. Results for the first quarter of 2023 decreased in comparison to the prior year period, primarily driven by lower fee income, net of distribution expenses and other associated costs, partially offset by higher net investment spread results and lower expenses.

Group Insurance. Results for the first quarter of 2023 increased in comparison to the prior year period, primarily driven by higher underwriting results, partially offset by lower net investment spread results.

Individual Life. Results for the first quarter of 2023 decreased in comparison to the prior year period, primarily driven by lower net investment spread results and lower underwriting results.

International Businesses. Results for the first quarter of 2023 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by lower net investment spread results and lower underwriting results.

Corporate and Other. Results for the first quarter of 2023 reflected increased losses in comparison to the prior year period, primarily driven by higher net charges from other corporate activities and higher interest expense on debt, partially offset by favorable investment income and pension and employee benefits results.

Closed Block Division. Results for the first quarter of 2023 decreased in comparison to the prior year period, reflecting changes in cumulative earnings and other factors, partially offset by a reduction in the policyholder dividend obligation.

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

See Note 19 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the presentation of segment results and our definition of adjusted operating income.

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and International Businesses segments, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single-payment products. No other adjustments are made for limited-payment contracts.

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

	March 31, 2023	December 31, 2022
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$7.6	$7.8
Dual currency and synthetic dual currency investments(2)	0.4	0.4
Total foreign currency hedges	$8.0	$8.2
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $73.2 billion and $70.1 billion as of March 31, 2023 and December 31, 2022, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

For our International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$3	$3
PGIM	0	2
Impact of intercompany arrangements(1)	3	5
Corporate and Other:
Impact of intercompany arrangements(1)	(3)	(5)
Settlement gains (losses) on forward currency contracts(2)	3	11
Net benefit (detriment) to Corporate and Other	0	6
Net impact on consolidated revenues and adjusted operating income	$3	$11
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of March 31, 2023 and 2022, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.3 billion and $0.6 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.6 billion as of both March 31, 2023 and December 31, 2022, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 8% of the $1.6 billion balance as of March 31, 2023 will be recognized throughout the remainder of 2023, approximately 8% will be recognized in 2024, and the remaining balance will be recognized from 2025 through 2051.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of the Company’s financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow assumptions are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance cash flow assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow assumptions, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cashflows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders’ account balances in the general account and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the current net reserves are less than the best estimate liability, the existing net reserves are adjusted by first reducing the associated deferred sales inducements (“DSI”) or value of business acquired (“VOBA”) by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DSI or VOBA for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

•In certain instances, the policyholder liability for a particular line of universal life type and participating contract business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The PFL liability is based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. Historically, the Company’s PFL liabilities have been predominantly associated with certain universal life contracts that measure net GAAP reserves using current best estimate assumptions and accordingly, have been updated each quarter using current in-force and market data and as part of the annual assumption update. At the target accrual date (i.e., date of peak deficiency), the PFL liability transitions to a premium deficiency reserve and, for universal life type products, will continue to be updated each quarter using current in-force and market data and as part of the annual assumption update.

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows. The Company’s assumption updates have been related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and revisions to expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2023, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.5% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 1.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2022 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate and Japanese Government Bond yield unchanged and continue to grade to rates of 3.25% and 1.00%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Consolidated Financial Statements.

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of March 31, 2023, represented 43% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of March 31, 2023, represented 27% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Retirement Strategies. The reserves for future policy benefits of our Individual Retirement Strategies segment, which as of March 31, 2023, represented 1% of our total future policy benefit reserves, primarily relate to reserves for life contingent payout annuity contracts for which a deferred profit liability is established for the amount of gross premiums received in excess of net premiums, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of March 31, 2023, represented 8% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of March 31, 2023, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of March 31, 2023, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include inflation, interest rate, morbidity, mortality, lapse and premium rate increase assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of March 31, 2023, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”), are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Market Risk Benefits (“MRB”)

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contract holder and expose the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits in the Individual Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses)”, except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income (“OCI”). The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $1,015 million and $1,115 million, respectively. For additional information regarding the valuation of MRBs, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022, balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$70
Decrease by 25 basis points	$(70)

Long-term equity expected rate of return:
Increase by 50 basis points	$50
Decrease by 50 basis points	$(50)

Mortality:
Increase by 1%	$105
Decrease by 1%	$(110)

Lapse(2)(3):
Increase by 10%	$570
Decrease by 10%	$(595)

Long-Term Care Disability Claim Incidence:
Increase by 5%	$(45)
Decrease by 5%	$40
 __________
(1)“Market risk benefits” reflects the net impact of market risk benefit assets and liabilities prior to hedging.
(2)Lapse sensitivity shocks applied for the post-level premium period for term products are capped at the level where the rates would equal 100% under an increased lapse scenario. These same capped shock levels are also applied for the decreased lapse scenario.
(3)Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

In addition to the items listed above, management believes the accounting policies relating to the following areas are also most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Goodwill;

•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Pension and other postretirement benefits;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Other Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Update

•In May 2023, we agreed to acquire a majority stake in Deerpath Capital Management, LP, a leading U.S.-based private credit and direct lending manager with approximately $5 billion in assets under management, subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating results(1):
Revenues	$898	$926
Expenses	747	738
Adjusted operating income	151	188
Realized investment gains (losses), net, and related adjustments	0	(3)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	13	7
Other adjustments(2)	(8)	(12)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$156	$180

 __________
(1)Certain of PGIM’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s U.S. dollar-equivalent earnings. For additional information regarding this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.
(2)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

Adjusted operating income decreased $37 million, primarily reflecting lower asset management fees, net of related expenses. This impact was partially offset by higher other related revenues, net of related expenses, and higher service, distribution and other revenues.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$362	$363
Retail customers(1)	243	301
General account	115	145
Total asset management fees	720	809
Other related revenues by source:
Incentive fees	3	4
Transaction fees	4	4
Seed and co-investments	33	(21)
Commercial mortgage(2)	12	32
Total other related revenues	52	19
Service, distribution and other revenues	126	98
Total revenues	$898	$926
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

Revenues decreased $28 million. Asset management fees decreased primarily due to a decrease in average assets under management, driven by higher interest rates and widening credit spreads, as well as unfavorable equity markets. The decrease was partially offset by higher other related revenues primarily reflecting higher seed and co-investments results driven by improved investment performance, partially offset by lower commercial mortgage origination revenues. Service, distribution and other revenues were favorable reflecting increased interest income from higher interest rates as well as favorable revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds).

Expenses increased $9 million, primarily reflecting higher operating expenses to support business growth initiatives. Compensation and variable expenses were relatively flat in comparison to the prior year period primarily reflecting lower variable expenses associated with a decrease in overall segment earnings offset by higher variable expenses corresponding to higher revenues from certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$163.2	$147.8	$190.3
Public fixed income	797.7	776.8	907.1
Real estate	129.7	129.6	132.8
Private credit and other alternatives	105.3	103.4	104.0
Multi-asset	73.9	70.8	80.4
Total PGIM assets under management	$1,269.8	$1,228.4	$1,414.6

Assets under management within other reporting segments(2)	147.2	148.9	205.5
Total PFI assets under management	$1,417.0	$1,377.3	$1,620.1
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

The following table sets forth assets under management by source as of the dates indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$561.2	$549.2	$593.7
Retail customers	314.4	299.6	364.7
General account	394.2	379.6	456.2
Total PGIM assets under management	$1,269.8	$1,228.4	$1,414.6

Assets under management within other reporting segments(2)	147.2	148.9	205.5
Total PFI assets under management	$1,417.0	$1,377.3	$1,620.1
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023
	(in billions)
Beginning assets under management	$1,228.4	$1,523.8	$1,414.6
Institutional third-party flows	(10.2)	0.3	(7.5)
Retail third-party flows	(3.8)	(4.6)	(22.4)
Total third-party flows	(14.0)	(4.3)	(29.9)
Affiliated flows(1)	2.1	(0.5)	15.8
Market appreciation (depreciation)(2)	50.2	(99.3)	(91.4)
Foreign exchange rate impact	(0.1)	(5.1)	(11.0)
Net money market activity and other increases (decreases)(3)	3.2	0.0	(28.3)
Ending assets under management	$1,269.8	$1,414.6	$1,269.8
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the twelve months ended March 31, 2023 include a reduction in assets under management from the sales of the Full Service Retirement business and PALAC.

PGIM’s assets under management as of March 31, 2023 decreased $145 billion in comparison to the prior year quarter, primarily driven by higher interest rates, equity market depreciation, and net outflows. The decrease also reflects a reduction in assets under management from the sales of the Full Service Retirement business and PALAC in the second quarter of 2022, and unfavorable foreign exchange rate impacts. PGIM’s assets under management as of March 31, 2023 increased $41 billion in comparison to the prior quarter, primarily driven by market appreciation resulting from lower interest rates, favorable equity markets and improved investment performance, partially offset by net outflows.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2023, these assets increased approximately $1.9 billion compared to December 31, 2022, primarily reflecting market appreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in billions)
Private capital deployed:
Real estate debt and equity	$3.7	$5.6
Private credit and equity	2.7	4.0
Total private capital deployed	$6.4	$9.6

Seed and Co-Investments

As of March 31, 2023 and December 31, 2022, PGIM had approximately $1,389 million and $1,444 million of seed investments and $489 million and $497 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$837	$946
Group Insurance	25	(115)
Individual Life	(102)	(18)
Total U.S. Businesses	760	813
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(51)	(913)
Charges related to realized investment gains (losses), net	36	(82)
Change in value of market risk benefits, net of related hedging gains (losses)	79	(313)
Market experience updates	98	80
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$922	$(414)

Adjusted operating income for our U.S. Businesses decreased by $53 million primarily due to:

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of PALAC, unfavorable equity markets and net outflows; and

•Lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates and higher short-term rates, as well as business growth.

•Partially offsetting these decreases were higher underwriting results, primarily reflecting lower COVID-19 related mortality claims across our impacted businesses, and more favorable disability results in our Group Insurance business.

Retirement Strategies

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$4,889	$2,747
Individual Retirement Strategies	1,095	1,097
Total revenues	5,984	3,844
Benefits and expenses:
Institutional Retirement Strategies	4,493	2,232
Individual Retirement Strategies	654	666
Total benefits and expenses	5,147	2,898
Adjusted operating income:
Institutional Retirement Strategies	396	515
Individual Retirement Strategies	441	431
Total adjusted operating income	837	946
Realized investment gains (losses), net, and related adjustments	(76)	(388)
Charges related to realized investment gains (losses), net	32	(93)
Change in value of market risk benefits, net of related hedging gains (losses)	79	(313)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$873	$153

Adjusted Operating Income

Adjusted operating income from our Institutional Retirement Strategies business decreased $119 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business increased $10 million, primarily driven by higher net investment spread results, due to more favorable short-term interest rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments, as well as lower expenses. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower separate account values due to the impact of the sale of PALAC, unfavorable equity markets and net outflows.

Revenues, Benefits and Expenses

Revenues from our Institutional Retirement Strategies business increased $2,142 million. This increase primarily reflected higher pension risk transfer premiums due to a significant sale in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $2,261 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business decreased $2 million primarily driven by lower policy charges and fee income, resulting from lower separate account values due to the impact of the sale of PALAC, unfavorable equity markets and net outflows, as well as lower premiums mostly reflecting a decrease in single premium immediate annuity sales, with corresponding reductions in policyholders’ benefits as discussed below. These decreases were partially offset by higher other income primarily driven by higher interest income on collateral posted to counterparties as well as higher net investment income, as discussed above.

Benefits and expenses of our Individual Retirement Strategies business decreased $12 million primarily driven by lower policyholder’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with corresponding reductions in premiums, as discussed above, as well as lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above. These decreases were partially offset by higher interest expense.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$251,818	$245,720	$239,102
Additions(1)	3,828	2,278	33,323
Withdrawals and benefits	(5,474)	(4,899)	(16,973)
Change in market value, interest credited and interest income	1,823	(1,570)	(717)
Other(2)	957	(2,427)	(1,783)
Ending total account value	$252,952	$239,102	$252,952
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2023 and 2022, “Other” activity also includes $1,268 million in receipts offset by $1,044 million in payments and $819 million in receipts offset by $841 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies account values for the three months ended March 31, 2023 reflects interest credited on customer funds, an increase in the market value of assets and the positive impact of foreign exchange rate changes, partially offset by net withdrawals.

The increase in Institutional Retirement Strategies account values for the twelve months ended March 31, 2023 reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, partially offset by the negative impact of foreign exchange rate changes.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023
	(in millions)
Total Individual Retirement Strategies(1)(2):
Beginning total account value	$120,022	$182,305	$168,794
Sales	1,675	1,543	6,159
Full surrenders and death benefits	(1,488)	(2,188)	(5,415)
Sales, net of full surrenders and death benefits	187	(645)	744
Partial withdrawals and other benefit payments	(1,120)	(1,467)	(4,323)
Net flows	(933)	(2,112)	(3,579)
Change in market value, interest credited and other activity(3)	5,330	(10,547)	(38,932)
Policy charges	(615)	(852)	(2,479)
Ending total account value	$123,804	$168,794	$123,804
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Variable annuity account values were $117.3 billion and $162.9 billion as of March 31, 2023 and 2022, respectively. Fixed annuity account values were $6.5 billion and $5.9 billion as of March 31, 2023 and 2022, respectively.
(2)Beginning and ending total account values for three months ended March 31, 2022 and beginning total account value for twelve months ended March 31, 2023 include approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 and March 31, 2022, in relation to the PALAC sale, as discussed above.
(3)Results for the twelve months ended March 31, 2023 reflect the reduction in account values resulting from the sale of PALAC, as discussed above.

Sales, net of full surrenders and death benefits, for the three months ended March 31, 2023 increased in comparison to the prior year period driven by lower full surrenders due to general uncertainty and volatility in financial markets in the current year period, partially offset by higher sales.

The increase in account values for the three months ended March 31, 2023 was primarily driven by market value appreciation, partially offset by net outflows and policy charges on contractholder accounts. The decrease in account values for the twelve months ended March 31, 2023 was primarily driven by the impact of the sale of PALAC and market value depreciation.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see Note 12 of the Unaudited Interim Consolidated Financial Statements.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 12 of the Unaudited Interim Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed.

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

ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees that under U.S. GAAP are considered market risk benefits (“MRB”). The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes. As part of our periodic review of our variable annuities ALM strategy, and in accordance with our Risk Appetite Framework (“RAF”), the Company simplified its hedging approach and collapsed the aggregate amount of equity hedging into one program in the first quarter of 2023.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the MRB liability these assets support. These differences can be primarily attributed to two distinct areas:

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the derivative instruments and fixed income instruments designated as trading, and MRB, excluding the changes in the Company’s NPR spreads, are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.

•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the MRB we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the MRB we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the MRB that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the MRB we seek to hedge.

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

	March 31, 2023		December 31, 2022		March 31, 2022
	Account Value	% of Total	Account Value	% of Total	Account Value(1)	% of Total
	($ in millions)
Living benefit/GMDB features(2):
Both ALM strategy and automatic rebalancing(3)(4)	$70,618	60%	$69,282	61%	$103,276	64%
ALM strategy only(4)	1,983	2%	1,972	2%	6,649	4%
Automatic rebalancing only	82	0%	83	0%	529	0%
External reinsurance(5)	2,493	2%	2,482	2%	3,068	2%
PDI	12,200	10%	11,988	11%	14,931	9%
Other products	1,585	1%	1,561	1%	2,202	1%
Total living benefit/GMDB features	$88,961		$87,368		$130,655
GMDB features and other(6)	28,376	25%	26,573	23%	32,281	20%
Total variable annuity account value	$117,337		$113,941		$162,936
__________
(1)Includes approximately $30 billion of account values that were classified as “held-for-sale” as of March 31, 2022 in relation to the PALAC sale, as discussed above.
(2)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(3)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(4)Excludes PDI which is presented separately within this table.
(5)Represents contracts subject to a reinsurance transaction with an external counterparty covering certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature. See Note 12 of the Unaudited Interim Consolidated Financial Statements for additional information.
(6)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended March 31,
	2023	2022
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$52	$2,042
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	278	(43)
Change in the NPR adjustment, excluding changes recognized in OCI	10	29
Change in the fair value of hedge assets(4)(5)	(196)	(2,109)
Other(6)	(100)	(177)
Total Individual Retirement Strategies results excluded from adjusted operating income	44	(258)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(8)	(535)
Total results excluded from adjusted operating income	$36	$(793)
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets”.

(3)Represents the change in the liability for our fixed and variable indexed annuities, which is measured utilizing a valuation methodology required under U.S. GAAP. The total GAAP liability includes the fair value of all index credits for the current term and all future projected renewals of the policy; however, only changes in the fair value of the current term elected by the policyholder are included in adjusted operating income, while changes in the fair value of all future projected renewals of the policy are excluded from adjusted operating income.
(4)Represents the change in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living and death benefit guarantees.
(5)Includes changes in the fair value of equity derivatives related to the capital hedge program of $(225) million and $225 million for the three months ended March 31, 2023 and 2022, respectively, that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For the three months ended March 31, 2023, the gain of $36 million was primarily driven by favorable equity market performance, partially offset by the impact of widening credit spreads and declining interest rates.

For the three months ended March 31, 2022, the loss of $793 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives, and unfavorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Operating results:
Revenues	$1,564	$1,539
Benefits and expenses	1,539	1,654
Adjusted operating income	25	(115)
Realized investment gains (losses), net, and related adjustments	(9)	(51)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$16	$(166)
Benefits ratio(1)(3):
Group life	92.9%	104.3%
Group disability	65.8%	73.4%
Total Group Insurance	85.9%	97.0%
Administrative operating expense ratio(2)(3):
Group life	11.8%	10.7%
Group disability	25.2%	31.1%
Total Group Insurance	15.2%	15.7%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(3)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Adjusted operating income increased $140 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by a favorable impact to reserves from higher interest rates and more favorable claims experience on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues increased $25 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including for supplemental health products, partially offset by lower COVID-19 impacts on experience-rated contracts in our group life business, with offsets in policyholders’ benefits and changes in reserves, as discussed below. These increases were partially offset by lower income on non-coupon investments.

Benefits and expenses decreased $115 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in both our group life business, driven by less unfavorable claim experience from a decline in COVID-19 impacts on experience- and non-experience-rated contracts, as well as in our group disability business, driven by a favorable impact to reserves from higher interest rates and a more favorable impact from claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Annualized new business premiums(1):
Group life	$162	$180
Group disability	157	130
Total	$319	$310
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2023 increased $9 million compared to the prior year period, driven by higher sales in our group disability business in the Premier segment, including an increase in supplemental health product sales. These increases were partially offset by lower group life sales in the National and Association segments.

Individual Life

Business Update

•Effective January 1, 2023, Prudential Advisors, the Company’s proprietary nationwide distribution business, which was previously part of the Individual Life segment, is now included within Corporate and Other operations. There are no impacts to the Company's consolidated financial statements from this change and historical results have been updated to conform to the current period presentation.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating results:
Revenues	$1,527	$1,558
Benefits and expenses	1,629	1,576
Adjusted operating income	(102)	(18)
Realized investment gains (losses), net, and related adjustments	34	(474)
Charges related to realized investment gains (losses), net	4	11
Market experience updates	98	80
Income (loss) before income taxes and equity in earnings of operating joint ventures	$34	$(401)

Adjusted Operating Income

Adjusted operating income decreased $84 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, as well as lower underwriting results, driven by the unfavorable ongoing impact of our 2022 annual review and update of assumptions and other refinements, and unfavorable reserve experience versus expectations. These decreases were partially offset by less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims.

Revenues, Benefits and Expenses

Revenues decreased $31 million, primarily driven by realized investment losses from derivative settlements in the current period, partially offset by higher net investment income reflecting higher reinvestment rates and higher short-term rates, partially offset by lower income on non-coupon investments.

Benefits and expenses increased $53 million, primarily driven by higher interest expense due to higher reserve financing costs, corresponding to higher net investment income, as discussed above, and higher policyholders’ benefits and changes in reserves, including unfavorable changes in estimates of the liability for future policy benefits, primarily reflecting the unfavorable ongoing impact of our 2022 annual review and update of assumptions and other refinements, and unfavorable reserve experience versus expectations. These increases were partially offset by less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims, as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$27	$82	$109	$29	$75	$104
Term Life	5	18	23	4	20	24
Universal Life	1	16	17	2	20	22
Total	$33	$116	$149	$35	$115	$150

Total annualized new business premiums for the three months ended March 31, 2023 remained relatively flat compared to the prior year period with lower sales of universal and term life products offset by higher sales of variable life products.

International Businesses

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 110 yen per USD, which was determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating results:
Revenues:
Life Planner	$2,624	$2,800
Gibraltar Life and Other	2,391	2,678
Total revenues	5,015	5,478
Benefits and expenses:
Life Planner	2,102	2,222
Gibraltar Life and Other	2,073	2,305
Total benefits and expenses	4,175	4,527
Adjusted operating income:
Life Planner	522	578
Gibraltar Life and Other	318	373
Total adjusted operating income	840	951
Realized investment gains (losses), net, and related adjustments	420	(756)
Charges related to realized investment gains (losses), net	15	(3)
Change in value of market risk benefits, net of related hedging gains (losses)	(4)	9
Market experience updates	(47)	48
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(13)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,208	$236

Adjusted Operating Income

Adjusted operating income from our Life Planner operations decreased $56 million, including a net unfavorable impact of $17 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations decreased $39 million primarily reflecting lower underwriting results, including the decline of business in force and unfavorable mortality experience in Japan, and lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations decreased $55 million, including a net favorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $59 million primarily reflecting lower net investment spread results driven by lower derivative income and the decline in business in force, as well as lower underwriting results, primarily driven by the decline of business in force. These decreases were partially offset by higher earnings from joint venture investments.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations decreased $176 million, including a net unfavorable impact of $116 million from currency fluctuations. Excluding this item, revenues decreased $60 million, primarily reflecting lower premiums and policy charges and fee income, primarily driven by the decline of business in force in Japan.

Benefits and expenses of our Life Planner operations decreased $120 million, including a net favorable impact of $99 million from currency fluctuations. Excluding this item, benefits and expenses decreased $21 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, primarily driven the decline of business in force in Japan, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $287 million, including a net unfavorable impact of $94 million from currency fluctuations. Excluding this item, revenues decreased $193 million, primarily reflecting lower premiums and policy charges and fee income due to the decline of business in force and realized investment losses from derivative settlements in the current period. These decreases were partially offset by higher other income from an increase in earnings from joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $232 million, including a net favorable impact of $98 million from currency fluctuations. Excluding this item, benefits and expenses decreased $134 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$164	$256
Gibraltar Life and Other	201	205
Total	$365	$461
On a constant exchange rate basis:
Life Planner	$282	$250
Gibraltar Life and Other	239	206
Total	$521	$456

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$137	$20	$81	$44	$282	$134	$15	$99	$2	$250
Gibraltar Life and Other:
Life Consultants	37	6	6	82	131	59	6	12	24	101
Banks	11	0	0	44	55	35	0	2	15	52
Independent Agency	18	13	22	0	53	21	1	31	0	53
Subtotal	66	19	28	126	239	115	7	45	39	206
Total	$203	$39	$109	$170	$521	$249	$22	$144	$41	$456
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $32 million, primarily driven by higher life product sales in Brazil, and higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life and retirement product sales, in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $33 million. Life Consultants and Bank channel sales increased $30 million and $3 million, respectively, both reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales were consistent with the prior year period reflecting higher accident and health product sales, offset by lower retirement and life product sales.

Corporate and Other

Business Update

•Effective January 1, 2023, AIQ and Prudential Advisors are included within Corporate and Other operations. There are no impacts to the Company's consolidated financial statements from these reporting changes and historical results have been updated to conform to the current period presentation.

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating results:
Interest expense on debt	$(212)	$(199)
Investment income	61	28
Pension and employee benefits	91	80
Other corporate activities	(425)	(325)
Adjusted operating income	(485)	(416)
Realized investment gains (losses), net, and related adjustments	(51)	35
Charges related to realized investment gains (losses), net	0	1
Market experience updates	(3)	(7)
Divested and Run-off Businesses	107	(271)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	(24)
Other adjustments(1)	(1)	(5)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(436)	$(687)
__________
(1)Includes certain components of consideration for a business acquisition, which are recognized as compensation expense over the requisite service periods.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $69 million. Net charges from other corporate activities increased $100 million primarily driven by higher expenses, including an increase in costs related to technology and other corporate initiatives, partially offset by lower Assurance IQ losses, reflecting growth in the Medicare line, and favorable foreign exchange rate impacts. Interest expense on debt increased $13 million due to higher average debt balances. These impacts were partially offset by favorable investment income results of $33 million primarily reflecting an increase in earnings on highly liquid assets due to higher interest rates, as well as favorable results of $11 million from pension and employee benefits, primarily driven by lower service costs on plan obligations.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Long-Term Care	$95	$(95)
Other	12	(176)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$107	$(271)

Long-Term Care

Results increased $190 million compared to the prior year period primarily driven by favorable impacts from changes in the market value of equity securities and changes in the market value of derivatives used for duration management, partially offset by lower income on non-coupon investments.

Other Divested and Run-off Businesses

Results increased $188 million compared to the prior year period primarily due to the absence of losses related to the Full Service Retirement business recorded in the first quarter of 2022, which were largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities. The Company completed the sale of its Full Service Retirement business in April 2022. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this sale.

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

As of March 31, 2023, the excess of actual cumulative earnings over the expected cumulative earnings was $3,182 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of March 31, 2023, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of rising interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,412 million at March 31, 2023, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
U.S. GAAP results:
Revenues	$971	$965
Benefits and expenses	975	938
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(4)	$27

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $31 million. Net insurance activity results increased driven by a favorable comparative change in claims experience. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the value of equity securities, largely offset by a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current period, and lower net investment income on non-coupon investments. As a result of these and other factors, a $25 million reduction in the policyholder dividend obligation was recorded in the first three months of 2023, compared to a $105 million reduction in the first three months of 2022.

Revenues, Benefits and Expenses

Revenues increased $6 million primarily driven by an increase in other income, largely offset by a decrease in realized investment gains (losses) and a decrease in net investment income, as discussed above.

Benefits and expenses increased $37 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings and other factors, as discussed above.

Income Taxes

For information regarding income taxes, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the Closed Block.

	As of March 31, 2023				As of December 31, 2022
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$289,615	$4,647	$30,897	$748	$277,648	$4,345	$30,071	$817
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	938	0	0	0	945	0	0	0
Equity securities	2,020	0	0	0	1,899	0	0	0
All other(2)	0	0	0	0	0	0	0	0
Subtotal	2,958	0	0	0	2,844	0	0	0
Market risk benefit assets	976	976	0	0	800	800	0	0
Fixed maturities, trading	5,401	324	868	15	5,051	289	900	15
Equity securities	5,730	657	1,843	144	5,416	528	1,734	99
Commercial mortgage and other loans	257	0	0	0	137	0	0	0
Other invested assets(3)	2,245	803	0	0	1,990	537	3	2
Short-term investments	4,001	16	140	0	3,637	18	150	0
Cash equivalents	7,233	0	439	0	6,398	0	1,076	0
Other assets	535	167	0	0	152	152	0	0
Separate account assets	172,479	1,169	0	0	171,805	1,081	0	0
Total assets	$491,430	$8,759	$34,187	$907	$475,878	$7,750	$33,934	$933
Market risk benefit liabilities	$6,096	$6,096	$0	$0	$5,864	$5,864	$0	$0
Policyholders’ account balances	4,244	4,244	0	0	3,492	3,492	0	0
Other liabilities(3)	2,240	1	1	0	2,682	1	0	0
Total liabilities	$12,580	$10,341	$1	$0	$12,038	$9,357	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.8% and 2.7%, respectively, as of March 31, 2023, and 1.6% and 2.7%, respectively, as of December 31, 2022.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.3 billion of public fixed maturities as of March 31, 2023, with values primarily based on indicative broker quotes, and approximately $3.7 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

Contracts or contract features reported in “Market risk benefit assets” and “Market risk benefit liabilities” and embedded derivatives reported in “Policyholders’ account balances” that are included in Level 3 of our fair value hierarchy represent general account assets and liabilities pertaining to living benefit features of the Company’s variable annuity contracts and the index-linked interest credited features on certain life and annuity products. “Market risk benefit assets” and “Market risk benefit liabilities” are carried at fair value with changes in fair value included in “Change in value of market risk benefits, net of related hedging gains (losses)” except for the portion of the change attributable to changes in the Company’s NPR that is recorded in OCI. Embedded derivatives included in “Policyholder account balances” are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” These assets and liabilities are valued using internally-developed models that require significant estimates and assumptions developed by management. Changes in these estimates and assumptions can have a significant impact on the results of our operations. For additional information, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

For additional information regarding the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2023
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$231,543	61.6%	$21,835	$253,378
Public, held-to-maturity, at amortized cost, net of allowance	1,215	0.3	0	1,215
Private, available-for-sale, at fair value	57,263	15.2	9,062	66,325
Private, held-to-maturity, at amortized cost, net of allowance	62	0.0	0	62
Fixed maturities, trading, at fair value	5,142	1.4	868	6,010
Assets supporting experience-rated contractholder liabilities, at fair value	2,958	0.8	0	2,958
Equity securities, at fair value	4,934	1.3	1,843	6,777
Commercial mortgage and other loans, at book value, net of allowance	48,740	13.0	7,781	56,521
Policy loans, at outstanding balance	6,455	1.7	3,586	10,041
Other invested assets, net of allowance(1)	12,921	3.4	4,828	17,749
Short-term investments, net of allowance	4,832	1.3	331	5,163
Total general account investments	376,065	100.0%	50,134	426,199
Invested assets of other entities and operations(2)	5,877		0	5,877
Total investments	$381,942		$50,134	$432,076

	December 31, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,106	60.8%	$21,140	$242,246
Public, held-to-maturity, at amortized cost, net of allowance	1,229	0.3	0	1,229
Private, available-for-sale, at fair value	55,814	15.4	8,931	64,745
Private, held-to-maturity, at amortized cost, net of allowance	67	0.0	0	67
Fixed maturities, trading, at fair value	4,838	1.3	900	5,738
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	0.8	0	2,844
Equity securities, at fair value	4,671	1.3	1,733	6,404
Commercial mortgage and other loans, at book value, net of allowance	48,682	13.4	7,926	56,608
Policy loans, at outstanding balance	6,409	1.8	3,637	10,046
Other invested assets, net of allowance(1)	13,277	3.7	4,254	17,531
Short-term investments, net of allowance	4,236	1.2	337	4,573
Total general account investments	363,173	100.0%	48,858	412,031
Invested assets of other entities and operations(2)	5,410		0	5,410
Total investments	$368,583		$48,858	$417,441
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2023 was primarily due to a decrease in U.S. interest rates and the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2023 and December 31, 2022, 45%, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$117,188	$112,013
Public, held-to-maturity, at amortized cost, net of allowance	1,215	1,229
Private, available-for-sale, at fair value	19,576	19,268
Private, held-to-maturity, at amortized cost, net of allowance	62	67
Fixed maturities, trading, at fair value	606	612
Assets supporting experience-rated contractholder liabilities, at fair value	2,958	2,844
Equity securities, at fair value	1,748	1,806
Commercial mortgage and other loans, at book value, net of allowance	17,912	18,080
Policy loans, at outstanding balance	2,635	2,607
Other invested assets(1)	5,376	5,272
Short-term investments, net of allowance	472	100
Total Japanese general account investments	$169,748	$163,898
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2023 was primarily due to a decrease in U.S. interest rates, net business inflows and the reinvestment of net investment income.

As of March 31, 2023, our Japanese insurance operations had $80.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $71.0 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2022, our Japanese insurance operations had $77.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $67.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.2 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2022 was primarily attributable to a decrease in U.S. interest rates, reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $5.1 billion and $5.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2023 and December 31, 2022, respectively. The $0.1 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2022 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.92%	$2,009	2.79%	$983	3.93%	$2,992	$360	$3,352
Assets supporting experience-rated contractholder liabilities	0.00	0	1.33	10	1.33	10	0	10
Equity securities	2.59	20	1.31	6	2.12	26	14	40
Commercial mortgage and other loans	3.95	302	3.60	161	3.82	463	78	541
Policy loans	4.95	47	3.86	25	4.50	72	52	124
Short-term investments and cash equivalents	6.13	194	3.61	18	5.90	212	15	227
Gross investment income	4.81	2,572	2.86	1,203	3.95	3,775	519	4,294
Investment expenses	(0.12)	(126)	(0.13)	(83)	(0.13)	(209)	(61)	(270)
Investment income after investment expenses	4.69%	2,446	2.73%	1,120	3.82%	3,566	458	4,024
Other invested assets(3)		143		55		198	23	221
Investment results of other entities and operations(4)		75		0		75	0	75
Total net investment income		$2,664		$1,175		$3,839	$481	$4,320

	Three Months Ended March 31, 2022
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.47%	$1,782	2.67%	$966	3.61%	$2,748	$337	$3,085
Assets supporting experience-rated contractholder liabilities	2.67	123	1.07	9	2.43	132	0	132
Equity securities	1.23	10	0.81	4	1.07	14	11	25
Commercial mortgage and other loans	3.65	327	3.61	178	3.64	505	80	585
Policy loans	4.76	46	3.95	26	4.42	72	54	126
Short-term investments and cash equivalents	0.51	15	2.11	3	0.58	18	1	19
Gross investment income	3.96	2,303	2.74	1,186	3.44	3,489	483	3,972
Investment expenses	(0.14)	(71)	(0.14)	(60)	(0.14)	(131)	(30)	(161)
Investment income after investment expenses	3.82%	2,232	2.60%	1,126	3.30%	3,358	453	3,811
Other invested assets(3)		379		74		453	101	554
Investment results of other entities and operations(4)		(7)		0		(7)	0	(7)
Total net investment income		$2,604		$1,200		$3,804	$554	$4,358
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
(5)The total yield was 3.84% and 3.36% for the three months ended March 31, 2023 and 2022, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for additional information.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.1 billion and $61.3 billion for the three months ended March 31, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.9 billion and $7.1 billion for the three months ended March 31, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(149)	$(42)
Write-downs on fixed maturities(1)	(3)	(1)
Net gains (losses) on sales and maturities	107	(336)
Fixed maturity securities(2)	(45)	(379)
(Addition to) release of allowance for credit losses on loans	(16)	3
Net gains (losses) on sales and maturities	1	0
Commercial mortgage and other loans	(15)	3
Derivatives	284	(837)
OTTI losses on other invested assets recognized in earnings	(17)	0
(Addition to) release of allowance for credit losses on other invested assets	(1)	(2)
Other net gains (losses)	41	3
Other	23	1
Subtotal	247	(1,212)
Investment results of other entities and operations(3)	(13)	68
Total — PFI excluding Closed Block Division	234	(1,144)
Related adjustments	84	(493)
Realized investment gains (losses), net, and related adjustments	318	(1,637)
Charges related to realized investment gains (losses), net	51	(84)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$369	$(1,721)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$18	$(35)
Write-downs on fixed maturities(1)	(6)	(5)
Net gains (losses) on sales and maturities	(122)	8
Fixed maturity securities(2)	(110)	(32)
(Addition to) release of allowance for credit losses on loans	(2)	1
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	(2)	1
Derivatives	94	140
Other net gains (losses)	1	(9)
Other	1	(9)
Subtotal — Closed Block Division	(17)	100
Consolidated PFI realized investment gains (losses), net	$217	$(1,044)
__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

Net gains on sales and maturities of fixed maturity securities were $107 million for the first quarter of 2023 primarily driven by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales of fixed maturity securities driven by rotation sales of public securities into private securities and mortgage loans. Net losses on sales and maturities of fixed maturity securities were $336 million for the first quarter of 2022 primarily driven by relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized gains on derivative instruments of $284 million, for the first quarter of 2023 primarily included:

•$470 million of gains on interest rate derivatives due to a decrease in the swap and U.S. Treasury rates.

Partially offsetting these gains were:

•$135 million of losses on equity derivatives due to increases in equity indices; and
•$101 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies.

Net realized losses on derivative instruments of $837 million, for the first quarter of 2022 primarily included:

•$1,425 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates;
•$113 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies and Japanese yen depreciation versus the U.S. dollar.
•$18 million of losses on credit default swaps due to spread widening.

Partially offsetting these losses were:

•$701 million of gains on product-related embedded derivatives and related hedge positions; and
•$124 million of gains on capital hedges due to decreases in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)”, “Net investment income”, and “Insurance and annuity benefits” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 19 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the first quarter of 2023 and 2022 reflect net related adjustments of $84 million and $(493) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the first quarter of 2023 and 2022 included a net benefit of $51 million and a net charge of $84 million, respectively, and were primarily driven by the impact of changes in certain policyholder reserves and other costs.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

General Account Investments of PFI excluding Closed Block Division
In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the Closed Block.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$40,682	$321	$4,036	$15	$36,952	$40,144	$277	$4,719	$2	$35,700
Consumer non-cyclical	32,375	502	3,383	16	29,478	31,546	387	4,219	16	27,698
Utility	26,517	449	2,839	28	24,099	25,871	350	3,443	27	22,751
Capital goods	16,783	254	1,643	25	15,369	16,612	196	2,100	36	14,672
Consumer cyclical	10,804	204	800	5	10,203	10,659	165	1,026	0	9,798
Foreign agencies	3,808	131	248	0	3,691	3,952	123	289	0	3,786
Energy	11,430	217	929	0	10,718	11,488	181	1,166	0	10,503
Communications	6,489	203	685	87	5,920	6,556	160	898	14	5,804
Basic industry	6,765	129	647	2	6,245	6,746	103	780	2	6,067
Transportation	9,952	210	957	0	9,205	9,894	175	1,183	4	8,882
Technology	4,809	49	421	8	4,429	4,460	32	523	0	3,969
Industrial other	4,553	41	811	1	3,782	4,544	35	953	0	3,626
Total corporate securities	174,967	2,710	17,399	187	160,091	172,472	2,184	21,299	101	153,256
Foreign government(2)	74,604	5,529	3,388	63	76,682	73,638	4,490	5,316	0	72,812
Residential mortgage-backed(3)	2,501	23	183	0	2,341	2,481	28	215	0	2,294
Asset-backed	10,142	166	162	0	10,146	10,060	151	206	0	10,005
Commercial mortgage-backed	6,985	5	514	0	6,476	7,331	18	521	0	6,828
U.S. Government	24,899	1,357	2,671	0	23,585	24,857	1,089	3,482	0	22,464
State & Municipal	9,679	291	485	0	9,485	9,725	226	690	0	9,261
Total fixed maturities, available-for-sale(4)	$303,777	$10,081	$24,802	$250	$288,806	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of March 31, 2023 and December 31, 2022, based on amortized cost, 88% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing no more than 5% of the balance.
(3)As of both March 31, 2023 and December 31, 2022, based on amortized cost, 99% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized losses from December 31, 2022 to March 31, 2023 was primarily due to a decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	March 31, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$426	$24	$0	$450	$2	$430	$24	$0	$454	$2
Basic industry	0	0	0	0	0	0	0	0	0	0
Total corporate securities	426	24	0	450	2	430	24	0	454	2
Foreign government(2)	718	139	0	857	0	725	128	0	853	0
Residential mortgage-backed(3)	135	7	0	142	0	143	5	0	148	0
Total fixed maturities, held-to-maturity	$1,279	$170	$0	$1,449	$2	$1,298	$157	$0	$1,455	$2
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both March 31, 2023 and December 31, 2022, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of March 31, 2023 and December 31, 2022, based on amortized cost, 100% and 94% were rated A or higher, respectively.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2023					December 31, 2022
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$208,552	$8,663	$15,452	$0	$201,763	$206,050	$7,044	$20,290	$0	$192,804
2	77,066	1,191	7,854	0	70,403	76,161	940	9,519	0	67,582
Subtotal High or Highest Quality Securities(4)	285,618	9,854	23,306	0	272,166	282,211	7,984	29,809	0	260,386
3	11,066	127	993	5	10,195	10,938	104	1,163	0	9,879
4	5,022	51	308	62	4,703	5,016	50	435	1	4,630
5	1,475	19	165	40	1,289	1,921	17	258	24	1,656
6	596	30	30	143	453	478	31	64	76	369
Subtotal Other Securities(5) (6)	18,159	227	1,496	250	16,640	18,353	202	1,920	101	16,534
Total fixed maturities, available-for-sale	$303,777	$10,081	$24,802	$250	$288,806	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of March 31, 2023 and December 31, 2022, 543 securities with amortized cost of $5,665 million (fair value, $5,472 million) and 422 securities with amortized cost of $4,836 million (fair value, $4,610 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2023, includes gross unrealized losses of $875 million on public fixed maturities and $621 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2022, includes gross unrealized losses of $1,116 million on public fixed maturities and $804 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2023, includes $232,253 million of public fixed maturities and $53,365 million of private fixed maturities and, as of December 31, 2022, includes $229,327 million of public fixed maturities and $52,884 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2023, includes $9,017 million of public fixed maturities and $9,142 million of private fixed maturities and, as of December 31, 2022, includes $8,710 million of public fixed maturities and $9,643 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2023, securities considered below investment grade based on low issue composite ratings total $15,322 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2023					December 31, 2022
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,199	$166	$0	$1,365	$1	$1,217	$153	$0	$1,370	$1
2	80	4	0	84	1	81	4	0	85	1
Subtotal High or Highest Quality Securities(3)	1,279	170	0	1,449	2	1,298	157	0	1,455	2
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,279	$170	$0	$1,449	$2	$1,298	$157	$0	$1,455	$2
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both March 31, 2023 and December 31, 2022, there were less than $1 million gross unrealized losses on public and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of March 31, 2023, includes $1,217 million of public fixed maturities and $62 million of private fixed maturities and, as of December 31, 2022, includes $1,231 million of public fixed maturities and $67 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2023				December 31, 2022
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,779	$6,806	$6,984	$6,475	$7,078	$7,070	$7,320	$6,817
AA	2,844	2,784	0	0	2,741	2,660	0	0
A	217	211	1	1	162	151	2	2
BBB	177	177	0	0	20	20	9	9
BB and below	125	168	0	0	59	104	0	0
Total(4)	$10,142	$10,146	$6,985	$6,476	$10,060	$10,005	$7,331	$6,828
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2023, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of March 31, 2023 and December 31, 2022, based on amortized cost, 91% and 99% were securities with vintages of 2013 or later, respectively.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2023		December 31, 2022
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,851	$5,891	$6,132	$6,143
AA	2,790	2,730	2,687	2,606
A	14	13	13	12
BBB	15	13	15	13
BB and below	11	10	11	9
Total(2)(3)	$8,681	$8,657	$8,858	$8,783
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2023, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both March 31, 2023 and December 31, 2022.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Commercial mortgage and agricultural property loans	$48,328	$48,240
Uncollateralized loans	454	463
Residential property loans	39	43
Other collateralized loans	108	108
Total recorded investment gross of allowance(1)	48,929	48,854
Allowance for credit losses	(189)	(172)
Total net commercial mortgage and other loans(2)	$48,740	$48,682
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both March 31, 2023 and December 31, 2022.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,692	36.6%	$17,509	36.3%
South Atlantic	7,516	15.6	7,642	15.8
Middle Atlantic	5,535	11.4	5,364	11.1
East North Central	2,447	5.1	2,587	5.4
West South Central	5,069	10.5	5,091	10.6
Mountain	2,026	4.2	2,025	4.2
New England	1,282	2.7	1,286	2.7
West North Central	479	1.0	485	1.0
East South Central	1,240	2.6	1,247	2.6
Subtotal-U.S.	43,286	89.7	43,236	89.7
Europe	3,227	6.6	3,157	6.5
Asia	759	1.5	789	1.6
Other	1,056	2.2	1,058	2.2
Total commercial mortgage and agricultural property loans	$48,328	100.0%	$48,240	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,271	25.4%	$11,853	24.6%
Retail	4,812	10.0	4,800	10.0
Office	7,301	15.1	7,568	15.7
Apartments/Multi-Family	13,409	27.7	13,503	28.0
Agricultural properties	5,618	11.6	5,587	11.5
Hospitality	1,722	3.6	1,733	3.6
Other	3,195	6.6	3,196	6.6
Total commercial mortgage and agricultural property loans	$48,328	100.0%	$48,240	100.0%

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

As of March 31, 2023, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.41 times and a weighted-average loan-to-value ratio of 57%. As of March 31, 2023, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2023, the weighted-average debt service coverage ratio was 1.61 times, and the weighted-average loan-to-value ratio was 65%.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic reviews of the commercial mortgage and agricultural property loan portfolio, which include internal evaluations of the underlying collateral values. Our periodic reviews also include a credit quality re-rating process, whereby we update the internal quality ratings originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal credit quality rating is a key input in determining our allowance for credit losses.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.3 billion and $2.4 billion of such loans as of March 31, 2023 and December 31, 2022, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both March 31, 2023 and December 31, 2022, there were less than $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2023
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,171	$1,403	$625	$27,199
60%-69.99%	12,660	950	938	14,548
70%-79.99%	4,096	749	346	5,191
80% or greater	908	166	316	1,390
Total commercial mortgage and agricultural property loans	$42,835	$3,268	$2,225	$48,328

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2023
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2023	$679	1.4%
2022	4,689	9.7
2021	7,503	15.5
2020	3,625	7.5
2019	6,671	13.8
2018	6,572	13.6
2017	4,282	8.9
2016 & Prior	14,269	29.5
Revolving Loans	38	0.1
Total commercial mortgage and agricultural property loans	$48,328	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Allowance, beginning of year	$172	$102
Addition to (release of) allowance for credit losses	17	66
Reduction for loans sold during the period	(1)	0
Other	1	4
Allowance, end of period	$189	$172

The allowance for credit losses as of March 31, 2023 increased compared to December 31, 2022 primarily related to increases in reserves to reflect declining market conditions and an increase in loan-specific reserves.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$737	$505	$2	$1,240	$759	$433	$2	$1,190
Other Common Stocks	2,684	991	48	3,627	2,581	921	87	3,415
Non-redeemable Preferred Stocks	29	42	4	67	30	41	5	66
Total equity securities, at fair value	$3,450	$1,538	$54	$4,934	$3,370	$1,395	$94	$4,671

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $183 million and $(145) million during the three months ended March 31, 2023 and 2022, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$6,025	$5,760
Hedge funds	2,312	2,420
Real estate-related	1,642	1,763
Subtotal equity method	9,979	9,943
Fair value:
Private equity	890	909
Hedge funds	1,140	1,000
Real estate-related	36	37
Subtotal fair value	2,066	1,946
Total LPs/LLCs	12,045	11,889
Real estate held through direct ownership(1)	681	705
Derivative instruments	(494)	21
Other(2)	689	662
Total other invested assets	$12,921	$13,277
__________
(1)As of March 31, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $183 million and $208 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	March 31, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$547	$523
Private, available-for-sale, at fair value	262	205
Fixed maturities, trading, at fair value(1)	259	213
Equity securities, at fair value	796	746
Commercial mortgage and other loans, at book value(2)	257	137
Other invested assets	3,742	3,568
Short-term investments	14	18
Total investments	$5,877	$5,410
__________
(1)As of March 31, 2023 and December 31, 2022, balances include investments in CLOs with fair value of $307 million and $294 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated VIEs for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For additional information regarding these consolidated VIEs, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information regarding these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

From the beginning of 2023 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February, we issued $500 million of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $500 million of junior subordinated notes due in 2024.

•In March, we augmented our alternative sources of liquidity by entering into facility agreements with two Delaware trusts, pursuant to which Prudential Financial may issue and sell to the trusts at any time over a pre-determined period up to $1.5 billion of senior notes and receive in exchange a corresponding amount of U.S. Treasury securities. The first facility agreement expires in 2033 and the second facility agreement expires in 2053. These facility agreements are similar to our two existing agreements, consisting of a put option agreement for up to $1.5 billion that expires in 2023 and a facility agreement for up to $1.5 billion that expires in 2030.
•In May, we announced that the Company will redeem, in full, $1.5 billion in aggregate principal amount of 5.625% junior subordinated notes due in 2043.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2023, the Company had $49.8 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2023	December 31, 2022
	(in millions)
Equity(1)	$35,210	$34,399
Junior subordinated debt (including hybrid securities)	9,591	9,094
Other capital debt	4,975	4,977
Total capital	$49,776	$48,470
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

PICA’s RBC ratio as of December 31, 2022, its most recent statutory fiscal year-end and RBC reporting date, was 383%. PICA’s RBC ratio is calculated on a consolidated basis and included Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2022, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	800%
Gibraltar Life consolidated(2)	914%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In February 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023. In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including compliance with applicable laws and any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2023.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2023	$1.25	$468	2.7	$250

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

As of March 31, 2023, Prudential Financial had highly liquid assets with a carrying value totaling $5,526 million, an increase of $113 million from December 31, 2022. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,554 million as of March 31, 2023, an increase of $19 million from December 31, 2022.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$4,535	$3,553
Dividends and/or returns of capital from subsidiaries(1)	21	431
Affiliated (borrowings)/loans - (capital activities)	399	394
Capital contributions to subsidiaries(2)	(142)	(882)
Total Business Capital Activity	278	(57)
Share repurchases(3)	(251)	(364)
Common Stock dividends(4)	(473)	(466)
Business dispositions	0	0
Total Share Repurchases, Dividends and Business Disposition Activity	(724)	(830)
Proceeds from the issuance of debt	495	990
Repayments of debt	(4)	0
Total Debt Activity	491	990
Proceeds from stock-based compensation and exercise of stock options	43	109
Net income tax receipts & payments	16	433
Interest expense on intercompany agreements	(20)	0
Interest paid on external debt	(249)	(206)
Affiliated (borrowings)/loans - (operating activities)(5)	73	(159)
Swap terminations	0	(22)
Other, net	111	(215)
Total Other Activity	(26)	(60)
Net increase/(decrease) in highly liquid assets	19	43
Highly Liquid Assets, end of period	$4,554	$3,596
__________
(1)2023 includes $15 million from PGIM subsidiaries and $6 million from other subsidiaries. 2022 includes $338 million from Prudential Annuities Holding Company, $89 million from PGIM subsidiaries, and $5 million from other subsidiaries.
(2)2023 includes capital contributions of $97 million to PGIM subsidiaries, which is completely offset in “Affiliated (borrowings)/loans - (operating activities)” within this table, $44 million to international insurance subsidiaries and $1 million to other subsidiaries. 2022 includes capital contributions of $780 million to an international reinsurance subsidiary and $102 million to international insurance subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)Represent loans to and from subsidiaries to support business operating needs.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2023, Prudential Financial did not receive dividends from its domestic insurance subsidiaries. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first three months of 2023, Prudential Financial did not receive dividends from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2023, Prudential Financial received dividends and returns of capital of $15 million from PGIM subsidiaries and dividends of $6 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay Common Stock dividends based on calculations specified by Japanese insurance business law. Dividends in excess of these amounts and other forms of capital distribution may require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, after which time the Common Stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

See Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2023
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$5.8	$0.9	$2.8	$9.5	$8.3
Fixed maturity investments(2):
High or highest quality	112.4	27.9	21.8	162.1	155.9
Other than high or highest quality	7.6	2.6	2.0	12.2	12.2
Subtotal	120.0	30.5	23.8	174.3	168.1
Public equity securities, at fair value	1.2	1.7	0.2	3.1	3.0
Total	$127.0	$33.1	$26.8	$186.9	$179.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held to maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2023
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$1.2	$3.8	$1.5	$6.5	$1.1
Fixed maturity investments(3):
High or highest quality(4)	33.9	67.2	12.8	113.9	108.8
Other than high or highest quality	0.3	1.1	2.6	4.0	4.0
Subtotal	34.2	68.3	15.4	117.9	112.8
Public equity securities	2.2	1.5	0.1	3.8	3.8
Total	$37.6	$73.6	$17.0	$128.2	$117.7
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2023, $83.2 billion, or 73%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with Individual Retirement Strategies

For the portion of our Individual Retirement Strategies’ ALM strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Retirement Strategies’ risk management strategy, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies.” This portion of our Individual Retirement Strategies’ ALM strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Retirement Strategies’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of March 31, 2023, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy were in a net post position of $11.1 billion compared to a net post position of $10.8 billion as of December 31, 2022. The change in collateral position was primarily driven by the impact of equity market appreciation, partially offset by decreasing interest rates.

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

	Three Months Ended March 31,
Cash Settlements: Received (Paid)	2023	2022
	(in millions)
Income Hedges (External)(1)	$3	$11
Equity Hedges:
Internal(2)	193	161
External	(111)	(131)
Total Equity Hedges	82	30
Total Cash Settlements	$85	$41

Assets (Liabilities):	March 31, 2023	December 31, 2022
	(in millions)
Income Hedges (External)(3)	$(48)	$(9)
Equity Hedges:
Internal(2)	1,177	1,229
External	(46)	(123)
Total Equity Hedges(4)	1,131	1,106
Total Assets (Liabilities)	$1,083	$1,097
__________
(1)Includes non-yen related cash settlements received (paid) of $(4) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $3 million, primarily denominated in Chilean peso, Brazilian real and Australian dollar for the three months ended March 31, 2023 and 2022, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related assets (liabilities) of $(49) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar as of March 31, 2023 and $(19) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2022.
(4)As of March 31, 2023, approximately $548 million, $343 million, $145 million and $96 million of the net market values are scheduled to settle in 2023, 2024, 2025, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our seed and co-investments held in our PGIM businesses are cash flows from investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our seed and co-investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2022.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreements. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2023			December 31, 2022
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$3,649	$2,968	$6,617	$3,548	$3,041	$6,589
Cash collateral for loaned securities	5,786	189	5,975	5,847	253	6,100
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$9,435	$3,157	$12,592	$9,395	$3,294	$12,689
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$8,781	$3,110	$11,891	$8,622	$3,189	$11,811
Weighted average maturity, in days(3)	15	5		17	5
__________
(1)The daily average outstanding balance for the three months ended March 31, 2023 was $9,692 million for PFI excluding the Closed Block division, and $3,237 million for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of March 31, 2023, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $87.9 billion, of which $12.7 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2023, we believe approximately $10.6 billion of the remaining eligible assets are readily lendable, including approximately $8.6 billion relating to PFI excluding the Closed Block division, of which $2 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2023, total short-term and long-term debt of the Company on a consolidated basis was $21.2 billion, an increase of $0.5 billion from December 31, 2022. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2023			December 31, 2022
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$409	$434	$25	$413	$438
Current portion of long-term debt	0	173	173	0	173	173
Other short-term debt	0	0	0	0	0	0
Subtotal	25	582	607	25	586	611
General obligation long-term debt:
Senior debt	10,114	0	10,114	10,115	0	10,115
Junior subordinated debt	9,544	47	9,591	9,047	47	9,094
Surplus notes(1)	0	345	345	0	345	345
Subtotal	19,658	392	20,050	19,162	392	19,554
Total general obligations	19,683	974	20,657	19,187	978	20,165
Limited and non-recourse borrowings(2):
Short-term debt	0	16	16	0	9	9
Current portion of long-term debt	0	82	82	0	155	155
Long-term debt	0	401	401	0	354	354
Total limited and non-recourse borrowings	0	499	499	0	518	518
Total borrowings	$19,683	$1,473	$21,156	$19,187	$1,496	$20,683
__________
(1)Amounts are net of assets under set-off arrangements of $12,290 million as of both March 31, 2023 and December 31, 2022, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $183 million and $208 million as of March 31, 2023 and December 31, 2022, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both March 31, 2023 and December 31, 2022.

As of March 31, 2023, and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Prudential Financial’s consolidated borrowings increased $0.5 billion from December 31, 2022, reflecting the Company’s February 2023 issuance of $500 million in aggregate principal amount of 6.750% junior subordinated notes due in March 2053.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). We had Credit-Linked Note Structures with an aggregate issuance capacity of $16,050 million as of both March 31, 2023 and December 31, 2022, of which $14,070 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2023.

	Surplus Notes		Outstanding as of March 31, 2023
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2023-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2023-2034	2,080	(2)	2,100
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,540		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	2,100		2,700
Total Credit-Linked Note Structures			$14,070		$16,050
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $2,080 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of March 31, 2023, we also had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing $925 million of Regulation XXX and $2,100 million of Guideline AXXX non-economic reserves. In addition, as of March 31, 2023, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Off-Balance Sheet Arrangements

See additional information regarding off-balance sheet arrangements in Note 15 and other commitments in Note 20 to the Unaudited Interim Consolidated Financial Statements.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. For additional information regarding a description of market risk, market risk management and mitigation, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the following tables have been updated to reflect the current impacts on hypothetical changes in fair value based on the new accounting standard.

Market Risk Related to Interest Rates

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$329,168	$(32,914)		$316,070	$(30,524)
Commercial mortgage and other loans		53,368	(2,305)		52,479	(2,300)
Derivatives with interest rate risk:
Swaps	$280,129	(8,633)	(4,025)	$268,764	(8,565)	(3,631)
Futures	13,522	39	(622)	19,452	(12)	(309)
Options	69,328	(1,202)	(174)	49,351	(938)	241
Forwards	39,562	(373)	(143)	38,899	(581)	(185)
Synthetic GICs	83,379	0	(5)	84,338	0	(6)
Market risk benefits		(5,120)	2,495		(5,064)	2,440
Indexed universal life contracts		(1,113)	202		(986)	190
Indexed annuity contracts		(3,131)	(485)		(2,506)	(457)
Total embedded derivatives(2)		(9,364)	2,212		(8,556)	2,173
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		19,908	3,364		19,441	3,091
Policyholders’ account balances—investment contracts		67,587	2,056		66,602	1,944
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		193,429	30,849		182,304	28,942
Net estimated potential loss			$(1,707)			$(564)

__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $321 billion and $308 billion as of March 31, 2023 and December 31, 2022, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(3)Excludes approximately $147 billion and $144 billion as of March 31, 2023 and December 31, 2022, respectively, of certain insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payment contacts) are included in AOCI.

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with MRBs, indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits (“MRB”)” above. For information regarding the impacts of changes in the interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Impact of Changes in the Interest Rate Environment” above.

Market Risk Related to Equity Prices

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$9,593	$(959)		$9,049	$(905)
Equity-based derivatives(2)	$53,496	(780)	(175)	$51,501	(961)	(73)
Market risk benefits		(5,120)	(1,119)		(5,064)	(1,026)
Indexed universal life contracts		(1,113)	31		(986)	24
Indexed annuity contracts		(3,131)	960		(2,506)	841
Total embedded derivatives(2)(3)		(9,364)	(128)		(8,556)	(161)
Net estimated potential loss			$(1,262)			$(1,139)
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

Market Risk Related to Foreign Currency Exchange Rates

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$4,207	$421	$3,797	$380

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 20 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2023, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2023 through January 31, 2023	3,760	$103.39	0
February 1, 2023 through February 28, 2023	2,386,091	$101.36	1,239,804
March 1, 2023 through March 31, 2023	1,472,729	$85.30	1,465,128
Total	3,862,580		2,704,932	$750,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In February 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective January 30, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 30, 2023 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	PRIAC	Prudential Retirement Insurance and Annuity Company
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POA	Prudential of Argentina

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investors Service, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Morningstar	Morningstar, Inc.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Exchange Act	The Securities Exchange Act of 1934	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Fitch	Fitch Ratings Inc.	POT	The Prudential Life Insurance Company of Taiwan Inc.
Fortitude	Fortitude Group Holdings, LLC	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Great-West	Great-West Life & Annuity Insurance Company	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Hartford Financial	Hartford Financial Services Group, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Inflation Reduction Act	The Inflation Reduction Act of 2022

Acronyms

ACL	Allowance for Credit Losses	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AIR	Additional Insurance Reserves	LRR	Loss Recognition Reserves
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	MRB	Market Risk Benefits
ASC	Accounting Standards Codification	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CECL	Current Expected Credit Loss	NTG	Net-To-Gross
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
COVID-19	2019 Novel Coronavirus	OTC	Over-The-Counter
DAC	Deferred Policy Acquisition Costs	OTTI	Other-Than-Temporary Impairments
DPL	Deferred Profit Liability	PALAC	Prudential Annuities Life Assurance Corporation
DSI	Deferred Sales Inducements	PDI	Prudential Defined Income
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PFL	Profits Followed by Losses
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FLIAC	Fortitude Life Insurance and Annuity Company	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Financing Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To-Be-Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LIBOR	London Inter-Bank Offered Rate	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 4, 2023