Form 10-Q
period 2023-06-30
PRUDENTIAL FINANCIAL INC
filed 2023-08-03
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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

As of July 31, 2023, 363 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2023 and December 31, 2022 (in millions, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023-$276; 2022-$138) (amortized cost: 2023-$333,311; 2022-$335,447)(1)	$312,230	$307,719
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2023-$2; 2022-$2) (fair value: 2023-$1,329; 2022-$1,455)(1)	1,171	1,296
Fixed maturities, trading, at fair value (amortized cost: 2023-$7,596; 2022-$7,303)(1)	6,349	5,951
Assets supporting experience-rated contractholder liabilities, at fair value	3,019	2,844
Equity securities, at fair value (cost: 2023-$5,939; 2022-$5,306)(1)	8,359	7,150
Commercial mortgage and other loans (net of $241 and $203 allowance for credit losses; includes $323 and $137 of loans measured at fair value under the fair value option at June 30, 2023 and December 31, 2022, respectively)(1)	57,689	56,745
Policy loans	9,983	10,046
Other invested assets (net of $1 and $1 allowance for credit losses; includes $5,902 and $5,682 of assets measured at fair value at June 30, 2023 and December 31, 2022, respectively)(1)	21,473	21,099
Short-term investments (net of allowance for credit losses: 2023-$7; 2022-$6)	5,059	4,591
Total investments	425,332	417,441
Cash and cash equivalents(1)	14,652	17,251
Accrued investment income(1)	3,142	3,012
Deferred policy acquisition costs(2)	20,320	20,546
Value of business acquired(2)	542	621
Income tax assets	803	0
Market risk benefit assets(2)	1,951	800
Other assets (net of allowance for credit losses: 2023-$25; 2022-$26)(1)(2)	29,691	31,679
Separate account assets	200,871	197,679
TOTAL ASSETS	$697,304	$689,029
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(2)	$268,649	$261,773
Policyholders’ account balances(2)	138,743	135,624
Market risk benefit liabilities(2)	5,462	5,864
Policyholders’ dividends	1,058	694
Securities sold under agreements to repurchase	6,097	6,589
Cash collateral for loaned securities	5,207	6,100
Income tax liabilities(2)	0	277
Short-term debt	763	775
Long-term debt	18,876	19,908
Other liabilities (including allowance for credit losses: 2023-$16; 2022-$18 )(1)(2)	21,721	21,824
Notes issued by consolidated variable interest entities(1)	402	374
Separate account liabilities	200,871	197,679
Total liabilities	667,849	657,481
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 20)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2023 and December 31, 2022)	6	6
Additional paid-in capital	25,676	25,747
Common Stock held in treasury, at cost (302,857,740 and 300,342,458 shares at June 30, 2023 and December 31, 2022, respectively)	(23,355)	(23,068)
Accumulated other comprehensive income (loss)(2)	(6,649)	(3,806)
Retained earnings(2)	32,756	31,714
Total Prudential Financial, Inc. equity	28,434	30,593
Noncontrolling interests	1,021	955
Total equity	29,455	31,548
TOTAL LIABILITIES AND EQUITY	$697,304	$689,029
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2023 and 2022 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Premiums (includes 2023-$275 and 2022-$(448) for gain (loss) from changes in estimates on deferred profit liability amortization)(1)	$6,909	$6,477	$16,272	$14,166
Policy charges and fee income(1)	1,073	975	2,207	2,274
Net investment income	4,476	3,938	8,796	8,296
Asset management and service fees	918	987	1,835	2,120
Other income (loss)(1)	1,044	1,361	2,063	51
Realized investment gains (losses), net(1)	(938)	(1,636)	(721)	(2,680)
Change in value of market risk benefits, net of related hedging gains (losses)(1)	16	(710)	91	(980)
Total revenues	13,498	11,392	30,543	23,247
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	7,661	7,958	17,965	16,733
Change in estimates of liability for future policy benefits(1)	255	777	280	632
Interest credited to policyholders’ account balances(1)	1,149	644	2,130	704
Dividends to policyholders	303	(207)	622	28
Amortization of deferred policy acquisition costs(1)	366	358	731	729
General and administrative expenses(1)	3,143	2,930	6,347	6,147
Total benefits and expenses	12,877	12,460	28,075	24,973
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	621	(1,068)	2,468	(1,726)
Total income tax expense (benefit)(1)	123	(119)	505	(263)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	498	(949)	1,963	(1,463)
Equity in earnings of operating joint ventures, net of taxes	(2)	(68)	10	(60)
NET INCOME (LOSS)	496	(1,017)	1,973	(1,523)
Less: Income (loss) attributable to noncontrolling interests	(15)	(7)	0	(20)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$511	$(1,010)	$1,973	$(1,503)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.38	$(2.71)	$5.33	$(4.04)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.38	$(2.71)	$5.31	$(4.04)
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2023 and 2022 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$496	$(1,017)	$1,973	$(1,523)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period(1)	(371)	(912)	(358)	(1,301)
Net unrealized investment gains (losses)(1)	(2,814)	(19,154)	5,565	(41,987)
Interest rate remeasurement of future policy benefits(1)	(196)	25,029	(8,901)	48,618
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(263)	200	(77)	1,307
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	26	388	45	453
Total	(3,618)	5,551	(3,726)	7,090
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(793)	1,701	(883)	2,301
Other comprehensive income (loss), net of taxes	(2,825)	3,850	(2,843)	4,789
Comprehensive income (loss)	(2,329)	2,833	(870)	3,266
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	(7)	0	(21)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(2,313)	$2,840	$(870)	$3,287
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2023 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)						1,443	16	1,459
Balance, March 31, 2023	6	25,643	32,708	(23,147)	(3,825)	31,385	1,062	32,447
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							30	30
Distributions to noncontrolling interests							(19)	(19)
Consolidations (deconsolidations) of noncontrolling interests							(36)	(36)
Stock-based compensation programs		33		44		77		77
Dividends declared on Common Stock			(463)			(463)		(463)
Comprehensive income:
Net income (loss)			511			511	(15)	496
Other comprehensive income (loss), net of tax					(2,824)	(2,824)	(1)	(2,825)
Total comprehensive income (loss)						(2,313)	(16)	(2,329)
Balance, June 30, 2023	$6	$25,676	$32,756	$(23,355)	$(6,649)	$28,434	$1,021	$29,455
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Six Months Ended June 30, 2022 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021(1)	$6	$25,732	$35,183	$(21,838)	$(9,493)	$29,590	$732	$30,322
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(493)			(493)	(13)	(506)
Other comprehensive income (loss), net of tax					940	940	(1)	939
Total comprehensive income (loss)						447	(14)	433
Balance, March 31, 2022(1)	6	25,659	34,228	(22,051)	(8,553)	29,289	700	29,989
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(36)	(36)
Stock-based compensation programs		2		35		37		37
Dividends declared on Common Stock			(457)			(457)		(457)
Comprehensive income:
Net income (loss)			(1,010)			(1,010)	(7)	(1,017)
Other comprehensive income (loss), net of tax					3,850	3,850	0	3,850
Total comprehensive income (loss)						2,840	(7)	2,833
Balance, June 30, 2022(1)	$6	$25,661	$32,761	$(22,391)	$(4,703)	$31,334	$683	$32,017
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (in millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)(1)	$1,973	$(1,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	721	2,680
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(91)	980
Policy charges and fee income(1)	(1,073)	(1,104)
Interest credited to policyholders’ account balances(1)	2,130	704
Depreciation and amortization(1)	46	182
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(422)	1,080
Change in:
Deferred policy acquisition costs(1)	(385)	(357)
Future policy benefits and other insurance liabilities(1)	2,738	4,092
Income taxes(1)	(196)	(1,576)
Derivatives, net(1)	(333)	(1,969)
Other, net(1)	(2,541)	(1,687)
Cash flows from (used in) operating activities	2,567	1,502
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	22,234	28,636
Fixed maturities, held-to-maturity	17	17
Fixed maturities, trading	344	1,206
Assets supporting experience-rated contractholder liabilities	1,256	10,235
Equity securities	1,192	2,535
Commercial mortgage and other loans	1,685	3,004
Policy loans	880	869
Other invested assets	532	1,155
Short-term investments	15,065	20,616
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(25,467)	(33,244)
Fixed maturities, trading	(583)	(225)
Assets supporting experience-rated contractholder liabilities	(1,283)	(10,592)
Equity securities	(1,524)	(1,361)
Commercial mortgage and other loans	(2,457)	(2,778)
Policy loans	(780)	(593)
Other invested assets	(1,044)	(1,320)
Short-term investments	(15,380)	(20,079)
Dispositions, net of cash disposed	0	422
Derivatives, net	(700)	(1,802)
Other, net	(130)	59
Cash flows from (used in) investing activities	(6,143)	(3,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	13,402	13,969
Policyholders’ account withdrawals	(8,791)	(12,764)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,384)	(483)
Cash dividends paid on Common Stock	(933)	(921)
Net change in financing arrangements (maturities 90 days or less)	3	(258)
Common Stock acquired	(504)	(738)
Common Stock reissued for exercise of stock options	63	99
Proceeds from the issuance of debt (maturities longer than 90 days)	495	1,024
Repayments of debt (maturities longer than 90 days)	(1,604)	(124)
Proceeds from notes issued by consolidated VIEs	67	0
Repayments of notes issued by consolidated VIEs	(18)	0
Other, net	318	1,660
Cash flows from (used in) financing activities	1,114	1,464
Effect of foreign exchange rate changes on cash balances	(143)	(317)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	(2,605)	(591)
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	0	(2,071)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(2,605)	1,480
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	17,299	12,934
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$14,694	$14,414

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (in millions)

	Six Months Ended June 30,
	2023	2022
HELD-FOR-SALE CLASSIFICATION(1)(2)
Change in assets classified as held-for-sale	$0	$(153,935)
Change in liabilities classified as held-for-sale	0	(151,508)
Change in net assets classified as held-for-sale	$0	$(2,427)

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$272	$229
Novation of annuity contracts(3)	$343	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$1,506	$502
Liabilities assumed	2,409	505
Net cash received	$903	$3

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$14,652	$14,359
Restricted cash and restricted cash equivalents (included in “Other assets”)	42	55
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$14,694	$14,414
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Operations:

	Three Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$7,112	$(635)	$6,477
Policy charges and fee income	1,551	(576)	975
Other income (loss)	580	781	1,361
Realized investment gains (losses), net	(1,147)	(489)	(1,636)
Change in value of market risk benefits, net of related hedging gain	0	(710)	(710)
Total revenues	13,021	(1,629)	11,392
BENEFITS AND EXPENSES
Policyholders' benefits	9,612	(1,654)	7,958
Change in estimates of liability for future policy benefits	0	777	777
Interest credited to policyholders' account balances	665	(21)	644
Amortization of deferred policy acquisition costs	581	(223)	358
General and administrative expenses	2,881	49	2,930
Total benefits and expenses	13,532	(1,072)	12,460
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(511)	(557)	(1,068)
Total income tax expense (benefit)	11	(130)	(119)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(522)	(427)	(949)
Equity in earnings of operating joint ventures, net of taxes	(50)	(18)	(68)
NET INCOME (LOSS)	(572)	(445)	(1,017)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(565)	$(445)	$(1,010)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.53)	$(1.18)	$(2.71)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.53)	$(1.18)	$(2.71)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$15,064	$(898)	$14,166
Policy charges and fee income	3,010	(736)	2,274
Other income (loss)	(791)	842	51
Realized investment gains (losses), net	(1,463)	(1,217)	(2,680)
Change in value of market risk benefits, net of related hedging gain	0	(980)	(980)
Total revenues	26,236	(2,989)	23,247
BENEFITS AND EXPENSES
Policyholders' benefits	18,480	(1,747)	16,733
Change in estimates of liability for future policy benefits	0	632	632
Interest credited to policyholders' account balances	834	(130)	704
Amortization of deferred policy acquisition costs	1,428	(699)	729
General and administrative expenses	6,092	55	6,147
Total benefits and expenses	26,862	(1,889)	24,973
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(626)	(1,100)	(1,726)
Total income tax expense (benefit)	(58)	(205)	(263)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(568)	(895)	(1,463)
Equity in earnings of operating joint ventures, net of taxes	(48)	(12)	(60)
NET INCOME (LOSS)	(616)	(907)	(1,523)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(596)	$(907)	$(1,503)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.62)	$(2.42)	$(4.04)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.62)	$(2.42)	$(4.04)

Unaudited Interim Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(572)	$(445)	$(1,017)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(984)	72	(912)
Net unrealized investment gains (losses)	(17,740)	(1,414)	(19,154)
Interest rate remeasurement of future policy benefits	0	25,029	25,029
Gain (loss) from changes in non-performance risk on market risk benefits	0	200	200
Total	(18,336)	23,887	5,551
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,953)	5,654	1,701
Other comprehensive income (loss), net of taxes	(14,383)	18,233	3,850
Comprehensive income (loss)	(14,955)	17,788	2,833
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(14,948)	$17,788	$2,840

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(616)	$(907)	$(1,523)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,336)	35	(1,301)
Net unrealized investment gains (losses)	(39,510)	(2,477)	(41,987)
Interest rate remeasurement of future policy benefits	0	48,618	48,618
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,307	1,307
Total	(40,393)	47,483	7,090
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(8,890)	11,191	2,301
Other comprehensive income (loss), net of taxes	(31,503)	36,292	4,789
Comprehensive income (loss)	(32,119)	35,385	3,266
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(32,098)	$35,385	$3,287

Unaudited Interim Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(616)	$(907)	$(1,523)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,463	1,217	2,680
Change in value of market risk benefits, net of related hedging (gain) loss	0	980	980
Policy charges and fee income	(1,334)	230	(1,104)
Interest credited to policyholders' account balances	834	(130)	704
Depreciation and amortization	188	(6)	182
Change in:
Deferred policy acquisition costs	324	(681)	(357)
Future policy benefits and other insurance liabilities	4,094	(2)	4,092
Income taxes	(1,371)	(205)	(1,576)
Derivatives, net	(2,301)	332	(1,969)
Other, net	(859)	(828)	(1,687)
Cash flows from (used in) operating activities	$1,502	$0	$1,502

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

The most significant estimates include those used in determining future policy benefits; policyholders’ account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits; the measurement of goodwill and any related impairment; the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); pension and other postretirement benefits; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

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

Excluding the gain on sale, the Full Service Retirement business generated pre-tax income/(loss) of $0 million and $(218) million for the three and six months ended June 30, 2022, respectively. This amount excludes the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022.

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

ASSETS

Deferred policy acquisition costs (“DAC”) represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of ASU 2018-12.

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

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of June 30, 2023, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

Market risk benefits assets represents market risk benefits (“MRBs”) in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company’s Prudential Defined Income (“PDI”) traditional variable annuity contracts. See Note 12 for additional information regarding the reinsurance of PDI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross (“NTG”) ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 9 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability (“DPL”) representing gross premiums received in excess of net premiums and is generally recognized in

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 6. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses)”, except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 11 for additional information regarding market risk benefits. See “Reinsurance” below for information regarding the reinsurance of MRBs.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

REVENUES, BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than universal and variable life contracts, and health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future policy benefits and non-level claim settlement expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in “Future policy benefits” above.

Premiums from non-participating group annuities with life contingencies, single premium structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in “Future policy benefits” above.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

Amounts received from policyholders as payment for universal or variable group and individual life contracts, deferred fixed or variable annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC, DSI and VOBA.

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

OTHER ACCOUNTING POLICIES

Reinsurance

For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject, or features that delay the timely reimbursement of claims.

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 12 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Other assets” and amounts payable are included in “Other liabilities.” “Other assets” also includes

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

recoverables from assumed modified coinsurance arrangements which generally reflect the fair value of the invested assets retained by the cedant and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in- force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in “Interest rate remeasurement of future policy benefits” in OCI.

Consistent with direct contracts, reinsurance arrangements may also include features that meet the definition of an MRB and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company’s NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in “Change in value of market risk benefits, net of related hedging gains (losses)”.

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contractholders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies. The cost of reinsurance related to short-duration reinsurance contracts is accounted for over the reinsurance contract period.

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

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. Assumptions include those that are economic and those that are insurance related. Insurance related assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

As part of this review, the Company may update these assumptions and make refinements to its models based upon emerging experience, future expectations and other data, including any observable market data it feels is indicative of a long-term trend. These assumptions are generally updated annually, unless a material change is observed in an interim period that the Company feels is also indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, it expects such changes to be gradual over the long-term.

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions, that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry surveys as the primary basis for these assumptions.

Other ASUs adopted during the six months ended June 30, 2023

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,215	$1,122	$3,795	$0	$24,542
Obligations of U.S. states and their political subdivisions	10,205	256	575	0	9,886
Foreign government bonds	70,205	5,149	3,090	56	72,208
U.S. public corporate securities	103,794	1,492	12,068	78	93,140
U.S. private corporate securities(1)	40,327	686	3,295	45	37,673
Foreign public corporate securities	21,345	407	1,659	56	20,037
Foreign private corporate securities	33,390	261	4,602	40	29,009
Asset-backed securities(2)	13,301	216	204	1	13,312
Commercial mortgage-backed securities	11,029	5	909	0	10,125
Residential mortgage-backed securities(3)	2,500	18	220	0	2,298
Total fixed maturities, available-for-sale(1)	$333,311	$9,612	$30,417	$276	$312,230

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$661	$129	$0	$790	$0	$661
Foreign public corporate securities	395	21	0	416	2	393
Residential mortgage-backed securities(3)	117	6	0	123	0	117
Total fixed maturities, held-to-maturity(4)	$1,173	$156	$0	$1,329	$2	$1,171
__________
(1)Excludes notes with amortized cost of $8,290 million (fair value, $8,290 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,000 million (fair value, $4,000 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,904	$344	$10,618	$3,451	$17,522	$3,795
Obligations of U.S. states and their political subdivisions	2,585	77	3,382	498	5,967	575
Foreign government bonds	2,866	75	20,263	3,011	23,129	3,086
U.S. public corporate securities	23,856	1,046	51,160	11,015	75,016	12,061
U.S. private corporate securities	9,775	459	22,094	2,836	31,869	3,295
Foreign public corporate securities	4,938	138	9,496	1,504	14,434	1,642
Foreign private corporate securities	4,701	370	20,340	4,229	25,041	4,599
Asset-backed securities	1,663	31	7,730	173	9,393	204
Commercial mortgage-backed securities	1,898	84	8,136	825	10,034	909
Residential mortgage-backed securities	558	32	1,198	188	1,756	220
Total fixed maturities, available-for-sale	$59,744	$2,656	$154,417	$27,730	$214,161	$30,386

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,009	$3,143	$2,563	$1,270	$20,572	$4,413
Obligations of U.S. states and their political subdivisions	5,510	526	558	202	6,068	728
Foreign government bonds	16,932	2,384	9,877	2,971	26,809	5,355
U.S. public corporate securities	58,816	7,790	15,780	5,726	74,596	13,516
U.S. private corporate securities	24,610	2,065	6,705	1,373	31,315	3,438
Foreign public corporate securities	10,168	932	4,098	993	14,266	1,925
Foreign private corporate securities	16,909	2,521	8,196	2,678	25,105	5,199
Asset-backed securities	5,385	130	5,059	156	10,444	286
Commercial mortgage-backed securities	9,289	655	1,080	206	10,369	861
Residential mortgage-backed securities	1,322	130	402	93	1,724	223
Total fixed maturities, available-for-sale	$166,950	$20,276	$54,318	$15,668	$221,268	$35,944

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $28,952 million and $33,778 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,434 million and $2,166 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2023, the $27,730 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and foreign government securities. As of December 31, 2022, the $15,668 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$11,902	$11,900	$0	$0
Due after one year through five years	51,624	50,214	393	416
Due after five years through ten years	61,584	59,818	14	15
Due after ten years(1)	181,371	164,563	647	775
Asset-backed securities	13,301	13,312	0	0
Commercial mortgage-backed securities	11,029	10,125	0	0
Residential mortgage-backed securities	2,500	2,298	117	123
Total	$333,311	$312,230	$1,171	$1,329
__________
(1)Excludes available-for-sale notes with amortized cost of $8,290 million (fair value, $8,290 million) and held-to-maturity notes with amortized cost of $4,000 million (fair value, $4,000 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$6,773	$9,995	$14,123	$19,078
Proceeds from maturities/prepayments	4,053	4,301	8,041	9,606
Gross investment gains from sales and maturities	139	374	429	615
Gross investment losses from sales and maturities	(397)	(1,017)	(702)	(1,587)
Write-downs recognized in earnings(2)	(1)	(86)	(10)	(92)
(Addition to) release of allowance for credit losses	(7)	82	(138)	5
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$10	$8	$17	$17
(Addition to) release of allowance for credit losses	0	1	0	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $70 million and $(48) million for the six months ended June 30, 2023 and 2022, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million for both the six months ended June 30, 2023 and 2022.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$62	$206	$1	$0	$0	$269
Additions to allowance for credit losses not previously recorded	0	0	3	0	0	0	3
Reductions for securities sold during the period	0	0	(5)	0	0	0	(5)
Additions (reductions) on securities with previous allowance	0	(6)	15	0	0	0	9
Balance, end of period	$0	$56	$219	$1	$0	$0	$276

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$12	$180	$0	$0	$0	$192
Additions to allowance for credit losses not previously recorded	0	1	11	1	0	0	13
Reductions for securities sold during the period	0	0	(25)	0	0	0	(25)
Reductions for securities with intent to sell	0	(9)	(67)	0	0	0	(76)
Additions (reductions) on securities with previous allowance	0	2	4	0	0	0	6
Reclassified to / (from) “Assets held-for-sale”(1)	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$6	$102	$1	$0	$0	$109
__________
(1)    See Note 1 for additional information.

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	78	0	0	0	140
Reductions for securities sold during the period	0	0	(45)	0	0	0	(45)
Additions (reductions) on securities with previous allowance	0	(7)	50	0	0	0	43
Balance, end of period	$0	$56	$219	$1	$0	$0	$276

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	73	1	0	0	85
Reductions for securities sold during the period	0	(2)	(53)	0	0	0	(55)
Reductions for securities with intent to sell	0	(13)	(67)	0	0	0	(80)
Additions (reductions) on securities with previous allowance	0	3	42	0	0	0	45
Reclassified to / (from) “Assets held-for-sale”(1)	0	0	0	0	0	0	0
Balance, end of period	$0	$6	$102	$1	$0	$0	$109
__________
(1)    See Note 1 for additional information.

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$4	$0	$0	$0	$4
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$3	$0	$0	$0	$3

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$3	$0	$0	$0	$3

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For the three months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the basic industry and technology sectors within corporate securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the consumer non-cyclical sector within corporate securities as well as foreign government securities. For the three months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions in the communications, foreign agencies and utility sectors within corporate securities, partially offset by a net addition within the capital goods sector.

For the six months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and technology sectors within corporate securities as well as foreign government securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the utility and capital goods sectors within corporate securities. For the six months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions in the communications and transportation sectors within corporate securities, partially offset by net additions in the capital goods and utility sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2023 or December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$80	$79	$91	$88
Foreign government bonds	638	640	705	668
U.S. government authorities and agencies and obligations of U.S. states	191	206	188	189
Total fixed maturities(1)	909	925	984	945
Equity securities	1,510	2,094	1,628	1,899
Total assets supporting experience-rated contractholder liabilities(2)	$2,419	$3,019	$2,612	$2,844
__________
(1)As a percentage of amortized cost, 99% and 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both June 30, 2023 and December 31, 2022, respectively.
(2)As a percentage of amortized cost 100% of the portfolio consisted of public securities, as of both June 30, 2023 and December 31, 2022.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $234 million and $281 million during the three months ended June 30, 2023 and 2022, respectively and $368 and $(691) million during the six months ended June 30, 2023 and 2022, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(89) million and $(524) million during the three months ended June 30, 2023 and 2022, respectively and $105 and $(1,157) million during the six months ended June 30, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $279 million and $(601) million during the three months ended June 30, 2023 and 2022, respectively and $576 and $(858) million during the six months ended June 30, 2023 and 2022, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,842	$63,235	$65,198	$64,959
Fixed maturities, held-to-maturity	643	770	706	831
Fixed maturities, trading	18	18	20	19
Assets supporting experience-rated contractholder liabilities	548	547	613	587
Total	$62,051	$64,570	$66,537	$66,396

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,933	$2,881	$2,264	$2,010
Short-term investments	1	1	60	61
Cash equivalents	326	326	210	210
Total	$3,260	$3,208	$2,534	$2,281

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,681	15.1%	$9,096	16.2%
Retail	6,018	10.5	6,103	10.8
Apartments/Multi-Family	15,955	27.8	15,381	27.3
Industrial	13,812	24.1	13,079	23.2
Hospitality	2,161	3.8	2,027	3.6
Other	3,860	6.7	3,791	6.7
Total commercial mortgage loans	50,487	88.0	49,477	87.8
Agricultural property loans	6,884	12.0	6,857	12.2
Total commercial mortgage and agricultural property loans	57,371	100.0%	56,334	100.0%
Allowance for credit losses	(240)		(201)
Total net commercial mortgage and agricultural property loans	57,131		56,133
Other loans:
Uncollateralized loans	421		463
Residential property loans	34		43
Other collateralized loans	104		108
Total other loans	559		614
Allowance for credit losses	(1)		(2)
Total net other loans	558		612
Total net commercial mortgage and other loans(1)	$57,689		$56,745
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of June 30, 2023 and December 31, 2022, the net carrying value of these loans were $323 million and $137 million, respectively.

As of June 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%), and included loans secured by properties in Europe (6%), Asia (1%), Mexico (1%) and Australia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$205	$15	$0	$0	$1	$221
Addition to (release of) allowance for expected losses	18	1	0	0	0	19
Reduction for loans sold during the period	0	0	0	0	0	0
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$224	$16	$0	$0	$1	$241

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$113	$4	$0	$0	$4	$121
Addition to (release of) allowance for expected losses	44	4	0	0	28	76
Reclassified (to) from “Assets held-for-sale”(1)	0	0	0	0	0	0
Other	(1)	0	0	0	0	(1)
Allowance, end of period	$156	$8	$0	$0	$32	$196

	Six Months Ended June 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	35	3	0	0	0	38
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$224	$16	$0	$0	$1	$241

	Six Months Ended June 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	40	4	0	0	28	72
Reclassified (to) from “Assets held-for-sale”(1)	6	0	0	0	0	6
Other	(1)	0	0	0	0	(1)
Allowance, end of period	$156	$8	$0	$0	$32	$196
__________
(1)See Note 1 for additional information.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For the three months ended June 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves. For the three months ended June 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves, as well as increases to reserves to reflect current market conditions.

For the six months ended June 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves and increases to reserves to reflect declining market conditions. For the six months ended June 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to reserves to reflect current market conditions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$774	$672	$1,693	$1,336	$3,114	$18,602	$0	$26,191
60%-69.99%	1,021	2,040	3,533	1,467	2,247	5,791	0	16,099
70%-79.99%	562	1,037	1,073	493	1,268	1,745	0	6,178
80% or greater	77	36	24	7	118	1,757	0	2,019
Total	$2,434	$3,785	$6,323	$3,303	$6,747	$27,895	$0	$50,487
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,110	$3,242	$6,118	$3,126	$5,977	$24,297	$0	$44,870
1.0 - 1.2x	97	366	134	72	428	2,037	0	3,134
Less than 1.0x	227	177	71	105	342	1,561	0	2,483
Total	$2,434	$3,785	$6,323	$3,303	$6,747	$27,895	$0	$50,487
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$131	$901	$2,005	$768	$456	$1,563	$86	$5,910
60%-69.99%	69	671	63	76	27	53	0	959
70%-79.99%	0	0	0	0	15	0	0	15
80% or greater	0	0	0	0	0	0	0	0
Total	$200	$1,572	$2,068	$844	$498	$1,616	$86	$6,884
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$195	$1,559	$2,025	$813	$497	$1,528	$86	$6,703
1.0 - 1.2x	0	5	43	31	0	75	0	154
Less than 1.0x	5	8	0	0	1	13	0	27
Total	$200	$1,572	$2,068	$844	$498	$1,616	$86	$6,884

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$50,418	$0	$0	$69	$69	$50,487	$72
Agricultural property loans	6,884	0	0	0	0	6,884	25
Residential property loans	34	0	0	0	0	34	0
Other collateralized loans	104	0	0	0	0	104	0
Uncollateralized loans	421	0	0	0	0	421	25
Total	$57,861	$0	$0	$69	$69	$57,930	$122
__________
(1)As of June 30, 2023, there were no loans in this category accruing interest.
(2)Primarily includes loans for which no credit losses are expected due to U.S. agency guarantees.
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended June 30, 2023 and 2022 and less than $1 million for both the six months ended June 30, 2023 and 2022. Loans on non-accrual status that did not have a related allowance for credit losses were $120 million and $27 million as of June 30, 2023 and December 31, 2022, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2023 and December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,881	$7,215
Hedge funds	3,133	3,220
Real estate-related	2,544	2,793
Subtotal equity method	13,558	13,228
Fair value:
Private equity	1,412	1,476
Hedge funds	2,099	1,908
Real estate-related	280	305
Subtotal fair value	3,791	3,689
Total LPs/LLCs	17,349	16,917
Real estate held through direct ownership(1)	1,843	1,617
Derivative instruments	1,248	1,457
Other(2)	1,033	1,108
Total other invested assets	$21,473	$21,099
_________
(1)As of June 30, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $181 million and $208 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Fixed maturities	$2,636	$2,517
Equity securities	5	6
Commercial mortgage and other loans	196	190
Policy loans	246	253
Other invested assets	17	18
Short-term investments and cash equivalents	42	28
Total accrued investment income	$3,142	$3,012

Write-downs on accrued investment income were less than $1 million for both the three months ended June 30, 2023 and 2022, and less than $1 million for both the six months ended June 30, 2023 and 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities, available-for-sale(1)	$3,296	$2,861	$6,531	$5,830
Fixed maturities, held-to-maturity(1)	50	54	100	108
Fixed maturities, trading	57	53	112	115
Assets supporting experience-rated contractholder liabilities	12	9	25	144
Equity securities	64	50	104	76
Commercial mortgage and other loans	560	525	1,103	1,113
Policy loans	124	126	248	251
Other invested assets(2)	384	377	694	932
Short-term investments and cash equivalents	222	58	460	75
Gross investment income	4,769	4,113	9,377	8,644
Less: investment expenses(2)	(293)	(175)	(581)	(348)
Net investment income	$4,476	$3,938	$8,796	$8,296
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.
(2)Prior period amounts reclassified to conform to current period presentation.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities(1)	$(266)	$(646)	$(421)	$(1,057)
Commercial mortgage and other loans	(14)	(81)	(26)	(66)
Investment real estate	(5)	84	27	90
LPs/LLCs	(1)	6	(17)	(6)
Derivatives	(663)	(1,005)	(305)	(1,643)
Other	11	6	21	2
Realized investment gains (losses), net	$(938)	$(1,636)	$(721)	$(2,680)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(68)	$(45)
Fixed maturity securities, available-for-sale without an allowance	(20,737)	(27,545)
Derivatives designated as cash flow hedges(1)	2,097	2,616
Derivatives designated as fair value hedges(1)	(149)	(54)
Other investments(2)	40	2
Net unrealized gains (losses) on investments	$(18,817)	$(25,026)
__________
(1)For additional information regarding cash flow and fair value hedges, see Note 5.
(2)As of June 30, 2023 there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,977	$0	$0	$5,977	$6,179	$200	$200	$6,579
Commercial mortgage-backed securities	120	0	0	120	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	10	0	0	10
Total securities sold under agreements to repurchase	$6,097	$0	$0	$6,097	$6,189	$200	$200	$6,589
.
The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	46	0	46	61	0	61
Foreign government bonds	308	18	326	285	14	299
U.S. public corporate securities	3,422	464	3,886	4,109	395	4,504
Foreign public corporate securities	597	102	699	806	69	875
Equity securities	249	0	249	360	0	360
Total cash collateral for loaned securities(1)	$4,623	$584	$5,207	$5,622	$478	$6,100
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Fixed maturities, available-for-sale	$443	$398	$84	$90
Fixed maturities, held-to-maturity	0	0	629	689
Fixed maturities, trading	171	164	0	0
Equity securities	80	85	0	0
Commercial mortgage and other loans	692	784	0	0
Other invested assets	3,875	3,397	97	68
Cash and cash equivalents	165	375	0	0
Accrued investment income	3	2	3	3
Other assets	398	352	657	706
Total assets of consolidated VIEs	$5,827	$5,557	$1,470	$1,556
Other liabilities	$497	$389	$0	$0
Notes issued by consolidated VIEs(2)	402	374	0	0
Total liabilities of consolidated VIEs	$899	$763	$0	$0
__________
(1)Total assets of consolidated VIEs reflect $3,491 million and $3,403 million as of June 30, 2023 and December 31, 2022, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2023, the maturities of these obligations were between 1 and 10 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $836 million and $950 million as of June 30, 2023 and December 31, 2022, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $17,349 million and $16,917 million as of June 30, 2023 and December 31, 2022, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,248 million and $1,455 million as of June 30, 2023 and December 31, 2022, respectively, and total derivative liabilities of $3,065 million and $3,055 million as of June 30, 2023 and December 31, 2022, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,742	$60	$(249)	$3,627	$66	$(245)
Interest Rate Forwards	150	0	(29)	398	0	(85)
Foreign Currency
Foreign Currency Forwards	4,767	129	(239)	4,830	155	(262)
Currency/Interest Rate
Foreign Currency Swaps	26,294	2,855	(386)	25,636	3,469	(333)
Total Derivatives Designated as Hedge Accounting Instruments	$34,953	$3,044	$(903)	$34,491	$3,690	$(925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$306,146	$8,517	$(21,132)	$212,934	$9,097	$(21,154)
Interest Rate Futures	9,535	66	(9)	18,080	13	(24)
Interest Rate Options	26,428	221	(814)	9,778	224	(280)
Interest Rate Forwards	3,067	14	(18)	2,354	21	(42)
Foreign Currency
Foreign Currency Forwards	30,713	2,212	(2,430)	31,317	1,556	(1,924)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	8,377	707	(155)	8,410	813	(170)
Credit
Credit Default Swaps	5,133	35	(21)	6,351	27	(57)
Equity
Equity Futures	996	7	(1)	1,372	1	(2)
Equity Options	45,804	1,325	(1,469)	38,323	708	(1,590)
Total Return Swaps	10,149	38	(290)	11,806	106	(184)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	82,181	1	(1)	84,338	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$529,779	$13,143	$(26,340)	$426,313	$12,567	$(25,428)
Total Derivatives(2)(3)	$564,732	$16,187	$(27,243)	$460,804	$16,257	$(26,353)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,004 million and $2,997 million as of June 30, 2023 and December 31, 2022, respectively, primarily included in "Policyholder account balances."
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2023, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2023		December 31, 2022
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$229	$19	$297	$27
Commercial mortgage and other loans	$0	$0	$0	$0
Policyholders’ account balances	$(793)	$217	$(966)	$217
Future policy benefits	$(2,455)	$289	$(2,354)	$391
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

Offsetting Assets and Liabilities

The following tables present recognized derivative instruments (excluding embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	June 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,083	$(14,939)	$1,144	$(249)	$895
Securities purchased under agreement to resell	22	0	22	(22)	0
Total assets	$16,105	$(14,939)	$1,166	$(271)	$895
Offsetting of Financial Liabilities:
Derivatives	$27,244	$(24,178)	$3,066	$(3,051)	$15
Securities sold under agreement to repurchase	6,097	0	6,097	(5,977)	120
Total liabilities	$33,341	$(24,178)	$9,163	$(9,028)	$135

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,178	$(14,802)	$1,376	$(702)	$674
Securities purchased under agreement to resell	385	0	385	(385)	0
Total assets	$16,563	$(14,802)	$1,761	$(1,087)	$674
Offsetting of Financial Liabilities:
Derivatives	$26,352	$(23,298)	$3,054	$(3,054)	$0
Securities sold under agreement to repurchase	6,589	0	6,589	(6,589)	0
Total liabilities	$32,941	$(23,298)	$9,643	$(9,643)	$0
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

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$5	$0	$0	$0	$0	$(53)	$(58)	$0
Currency	(1)	0	0	0	0	0	50	0
Total gains (losses) on derivatives designated as hedge instruments	4	0	0	0	0	(53)	(8)	0
Gains (losses) on the hedged item:
Interest Rate	(5)	0	3	0	0	38	44	0
Currency	1	0	1	0	0	0	(50)	0
Total gains (losses) on hedged item	(4)	0	4	0	0	38	(6)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	(75)
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	(75)
Total gains (losses) on fair value hedges net of hedged item	0	0	4	0	0	(15)	(16)	(75)
Cash flow hedges
Interest Rate	0	0	(6)	0	0	0	0	(12)
Currency	3	0	0	0	0	0	0	(1)
Currency/Interest Rate	13	0	80	(66)	0	0	0	(233)
Total gains (losses) on cash flow hedges	16	0	74	(66)	0	0	0	(246)
Net investment hedges
Currency	0	0	0	0	0	0	0	17
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	17
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(322)	(1,022)	0	0	0	0	0	0
Currency	(349)	0	0	4	0	0	0	0
Currency/Interest Rate	(35)	0	0	(1)	0	0	0	0
Credit	38	0	0	0	0	0	0	0
Equity	961	(440)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(970)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(677)	(1,462)	0	3	0	0	0	0
Total	$(661)	$(1,462)	$78	$(63)	$0	$(15)	$(16)	$(304)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$1	$0	$0	$0	$0	$(16)	$(14)	$0
Currency	(1)	0	(1)	0	0	0	99	0
Total gains (losses) on derivatives designated as hedge instruments	0	0	(1)	0	0	(16)	85	0
Gains (losses) on the hedged item:
Interest Rate	(1)	0	6	0	0	1	(4)	0
Currency	1	0	1	0	0	0	(97)	0
Total gains (losses) on hedged item	0	0	7	0	0	1	(101)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	(95)
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	(95)
Total gains (losses) on fair value hedges net of hedged item	0	0	6	0	0	(15)	(20)	(95)
Cash flow hedges
Interest Rate	(22)	0	(7)	0	0	0	0	32
Currency	8	0	0	0	0	0	0	(40)
Currency/Interest Rate	48	0	163	(146)	0	0	0	(511)
Total gains (losses) on cash flow hedges	34	0	156	(146)	0	0	0	(519)
Net investment hedges
Currency	0	0	0	0	0	0	0	16
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	16
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	225	(755)	0	0	0	0	0	0
Currency	(510)	0	0	5	0	0	0	0
Currency/Interest Rate	(63)	0	0	(3)	0	0	0	0
Credit	85	0	0	0	0	0	0	0
Equity	1,150	(678)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(1,215)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(328)	(1,433)	0	2	0	0	0	0
Total	$(294)	$(1,433)	$162	$(144)	$0	$(15)	$(20)	$(598)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$13	$0	$(1)	$0	$0	$(126)	$(159)	$0
Currency	(5)	0	0	0	0	0	(151)	0
Total gains (losses) on derivatives designated as hedge instruments	8	0	(1)	0	0	(126)	(310)	0
Gains (losses) on the hedged item:
Interest Rate	(13)	0	3	0	0	138	173	0
Currency	7	0	3	0	0	0	151	0
Total gains (losses) on hedged item	(6)	0	6	0	0	138	324	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	0	52
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	0	52
Total gains (losses) on fair value hedges net of hedged item	2	0	5	0	0	12	14	52
Cash flow hedges
Interest Rate	0	0	(1)	0	0	0	0	(76)
Currency	4	0	0	0	0	0	0	114
Currency/Interest Rate	44	0	68	391	0	0	0	1,253
Total gains (losses) on cash flow hedges	48	0	67	391	0	0	0	1,291
Net investment hedges
Currency	0	0	0	0	0	0	0	22
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	22
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,481)	(2,159)	0	0	0	0	0	0
Currency	(162)	0	0	0	0	0	0	0
Currency/Interest Rate	646	0	0	3	0	0	0	0
Credit	(126)	0	0	0	0	0	0	0
Equity	22	1,156	0	0	0	0	0	0
Other	1	0	0	0	0	0	0	0
Embedded Derivatives	48	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,052)	(1,003)	0	3	0	0	0	0
Total	$(1,002)	$(1,003)	$72	$394	$0	$12	$14	$1,365

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$27	$0	$(3)	$0	$0	$(267)	$(317)	$0
Currency	(30)	0	(1)	0	0	0	(207)	0
Total gains (losses) on derivatives designated as hedge instruments	(3)	0	(4)	0	0	(267)	(524)	0
Gains (losses) on the hedged item:
Interest Rate	(27)	0	7	0	0	285	332	0
Currency	32	0	3	0	0	0	204	0
Total gains (losses) on hedged item	5	0	10	0	0	285	536	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	63
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	63
Total gains (losses) on fair value hedges net of hedged item	2	0	6	0	0	18	10	63
Cash flow hedges
Interest Rate	(5)	0	0	0	0	0	0	(134)
Currency	4	0	0	0	0	0	0	144
Currency/Interest Rate	49	0	137	471	0	0	0	1,417
Total gains (losses) on cash flow hedges	48	0	137	471	0	0	0	1,427
Net investment hedges
Currency	0	0	0	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	10
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,387)	(4,859)	0	0	0	0	0	0
Currency	(371)	0	0	(1)	0	0	0	0
Currency/Interest Rate	786	0	0	4	0	0	0	0
Credit	(163)	0	0	0	0	0	0	0
Equity	133	1,521	0	0	0	0	0	0
Other	2	0	0	0	0	0	0	0
Embedded Derivatives	311	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,689)	(3,338)	0	3	0	0	0	0
Total	$(1,639)	$(3,338)	$143	$474	$0	$18	$10	$1,500
_______
(1)Excluding changes related to net investment hedges using non-derivative instruments of $46 million and $45 million for the three months ended and six months ended June 30, 2023, and $102 million and $131 million for three months ended and six months ended June 30, 2022, respectively
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI:
Interest Rate	3
Currency	(32)
Currency/Interest Rate	(446)
Total amount recorded in AOCI	(475)
Amount reclassified from AOCI to income:
Interest Rate	29
Currency	(8)
Currency/Interest Rate	(65)
Total amount reclassified from AOCI to income	(44)
Balance, June 30, 2023	$2,097

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2023 values, it is estimated that a pre-tax gain of approximately $274 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2024.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $63 million and $61 million for the three and six months ended June 30, 2023, respectively, and $123 million and $141 million for the three and six months ended June 30, 2022, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	28	0	0	0	4,330	5	0	0	0	0	457	15	4,815	20
Total	$28	$0	$0	$0	$4,330	$5	$0	$0	$0	$0	$457	$15	$4,815	$20

	December 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	48	0	0	0	5,197	(46)	0	0	0	0	782	15	6,027	(31)
Total	$48	$0	$0	$0	$5,197	$(46)	$0	$0	$0	$0	$782	$15	$6,027	$(31)
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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2023 and December 31, 2022, the Company had $318 million and $324 million of outstanding notional amounts and reported at fair value as a liability of $6 million and an asset of $1 million, respectively.

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

As of June 30, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. See “—Annual Assumptions Review” in Note 2 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$24,542	$0	$	$24,542
Obligations of U.S. states and their political subdivisions	0	9,879	7		9,886
Foreign government bonds	0	72,200	8		72,208
U.S. corporate public securities	0	93,077	63		93,140
U.S. corporate private securities(2)	0	35,003	2,670		37,673
Foreign corporate public securities	0	19,969	68		20,037
Foreign corporate private securities	0	27,349	1,660		29,009
Asset-backed securities(3)	0	13,025	287		13,312
Commercial mortgage-backed securities	0	9,157	968		10,125
Residential mortgage-backed securities	0	2,289	9		2,298
Subtotal	0	306,490	5,740		312,230
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	640	0		640
Corporate securities	0	79	0		79
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	891	1,203	0		2,094
All other(4)	0	0	0		0
Subtotal	891	2,128	0		3,019
Market risk benefit assets	0	0	1,951		1,951
Fixed maturities, trading	0	6,047	302		6,349
Equity securities	4,686	2,900	773		8,359
Commercial mortgage and other loans	0	323	0		323
Other invested assets(5)	162	16,023	865	(14,939)	2,111
Short-term investments	473	3,550	25		4,048
Cash equivalents	1,430	5,947	0		7,377
Other assets	0	382	229		611
Separate account assets(6)(7)	9,035	161,467	1,175		171,677
Total assets	$16,677	$505,257	$11,060	$(14,939)	$518,055
Market risk benefit liabilities	$0	$0	$5,462	$	$5,462
Policyholders’ account balances	0	0	5,629		5,629
Other liabilities	10	27,186	1	(24,178)	3,019
Total liabilities	$10	$27,186	$11,092	$(24,178)	$14,110

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,069	$0	$	$26,069
Obligations of U.S. states and their political subdivisions	0	9,682	7		9,689
Foreign government bonds	0	73,218	8		73,226
U.S. corporate public securities	0	87,521	65		87,586
U.S. corporate private securities(2)	0	34,487	2,392		36,879
Foreign corporate public securities	0	20,621	66		20,687
Foreign corporate private securities	0	26,325	1,335		27,660
Asset-backed securities(3)	0	12,582	269		12,851
Commercial mortgage-backed securities	0	9,644	1,011		10,655
Residential mortgage-backed securities	0	2,408	9		2,417
Subtotal	0	302,557	5,162		307,719
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	189	0		189
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	668	0		668
Corporate securities	0	88	0		88
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	780	1,119	0		1,899
All other(4)	0	0	0		0
Subtotal	780	2,064	0		2,844
Market risk benefit assets	0	0	800		800
Fixed maturities, trading	0	5,647	304		5,951
Equity securities	4,338	2,185	627		7,150
Commercial mortgage and other loans	0	137	0		137
Other invested assets(5)	15	16,241	539	(14,802)	1,993
Short-term investments	341	3,428	18		3,787
Cash equivalents	544	6,930	0		7,474
Other assets	0	0	152		152
Separate account assets(6)(7)	8,310	162,414	1,081		171,805
Total assets	$14,328	$501,603	$8,683	$(14,802)	$509,812
Market risk benefit liabilities	$0	$0	$5,864	$	$5,864
Policyholders’ account balances	0	0	3,492		3,492
Other liabilities	26	25,953	1	(23,298)	2,682
Total liabilities	$26	$25,953	$9,357	$(23,298)	$12,038
__________
(1)“Netting” amounts represent cash collateral of $(9,239) million and $(8,496) million as of June 30, 2023 and December 31, 2022, respectively.
(2)Excludes notes with fair value of $8,290 million (carrying amount of $8,290 million) and $8,040 million (carrying amount of $8,040 million) as of June 30, 2023 and December 31, 2022, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2023 and December 31, 2022, the fair values of such investments were $3,791 million and $3,689 million, respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2023 and December 31, 2022, the fair value of such investments were $29,194 million and $25,874 million, respectively.
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

	As of June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,706	Discounted cash flow	Discount rate	0.45%	20%	8.32%	Decrease
		Market comparables	EBITDA multiples(4)	1.3X	1.7X	1.5X	Increase
		Liquidation	Liquidation value	8.98%	64.71%	57.36%	Increase
Commercial mortgage-backed securities	$968	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(7)	$1,951	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.57%	2.26%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$251	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	5.9X	Increase
		Net Asset Value	Share price	$1	$1,714	$525	Increase
Liabilities:
Market risk benefit liabilities(7)	$5,462	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.57%	2.26%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(8)	$5,629	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.57%	2.32%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	27%		Increase
			Option Budget(14)	(1)%	6%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,128	Discounted cash flow	Discount rate	0.61%	20%	8.09%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	23.5X	8.3X	Increase
		Liquidation	Liquidation value	8.16%	8.25%	8.21%	Increase
Market risk benefit assets(7)	$800	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.50%	2.20%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Equity securities	$290	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$6	$1,708	$22	Increase
Separate account assets-commercial mortgage loans(6)	$74	Discounted cash flow	Spread	1.25%	2.10%	1.44%	Decrease
Liabilities:
Market risk benefit liabilities(7)	$5,864	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$3,492	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.17%	1.93%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company (“Ohio National”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for Ohio National, which may differ from that of the Company’s; however, the NPR spreads for Ohio National were developed using a methodology similar to that of the Company.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77% respectively. As of June 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Changes in Level 3 Assets and Liabilities—The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 11). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

	Three Months Ended June 30, 2023(8)(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	9	0	0	0	0	(1)	0	0	0	8	0
Corporate securities(3)	3,941	26	737	(47)	0	(177)	(18)	18	(19)	4,461	18
Structured securities(4)	1,438	6	(1)	(4)	0	(13)	0	0	(162)	1,264	(1)
Other assets:
Fixed maturities, trading	339	(2)	33	0	0	(9)	0	0	(59)	302	(3)
Equity securities	801	(23)	2	(8)	0	0	1	0	0	773	(10)
Other invested assets	803	(20)	84	(2)	0	0	0	0	0	865	(20)
Short-term investments	16	1	28	0	0	(20)	0	0	0	25	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	167	26	39	0	0	(3)	0	0	0	229	20
Separate account assets(5)	1,169	49	166	(130)	0	(40)	0	3	(42)	1,175	50
Liabilities:
Policyholders’ account balances(6)	(4,244)	(1,020)	0	0	(438)	0	73	0	0	(5,629)	(153)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(13)	$0	$0	$43	$2	$(10)	$0	$0	$26
Other assets:
Fixed maturities, trading	0	(2)	0	0	0	0	(3)	0	0
Equity securities	(1)	(22)	0	0	0	0	(10)	0	0
Other invested assets	(1)	(19)	0	0	0	(1)	(19)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	26	0	0	0	0	20	0	0	0
Separate account assets(5)	0	0	49	0	0	0	0	50	0
Liabilities:
Policyholders’ account balances	(1,020)	0	0	0	0	(153)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023(8)(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	35	1,264	(175)	0	(500)	(20)	18	(19)	4,461	39
Structured securities(4)	1,289	(29)	239	(5)	0	(25)	0	37	(242)	1,264	(37)
Other assets:
Fixed maturities, trading	304	3	66	0	0	(13)	1	0	(59)	302	1
Equity securities	627	(6)	9	(67)	0	(6)	216	1	(1)	773	(10)
Other invested assets	539	(19)	354	(9)	0	0	0	0	0	865	(18)
Short-term investments	18	3	31	0	0	(27)	0	0	0	25	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	152	8	74	0	0	(5)	0	0	0	229	3
Separate account assets(5)	1,081	88	309	(197)	0	(66)	0	3	(43)	1,175	87
Liabilities:
Policyholders’ account balances(6)	(3,492)	(1,271)	0	0	(839)	0	(27)	0	0	(5,629)	(262)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0

	Six Months Ended June 30, 2023(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(16)	$0	$0	$19	$3	$(3)	$0	$0	$5
Other assets:
Fixed maturities, trading	0	2	0	0	1	0	1	0	0
Equity securities	(1)	(5)	0	0	0	0	(10)	0	0
Other invested assets	(1)	(18)	0	0	0	(1)	(17)	0	0
Short-term investments	2	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	8	0	0	0	0	3	0	0	0
Separate account assets(5)	0	0	88	0	0	0	0	87	0
Liabilities:
Policyholders’ account balances	(1,271)	0	0	0	0	(262)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022(8)(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$8	$(1)	$0	$0	$0	$0	$0	$0	$0	$7	$(1)
Foreign government	10	(1)	0	0	0	0	0	0	0	9	0
Corporate securities(3)	5,005	(84)	556	(59)	9	(318)	(17)	8	(1,561)	3,539	(95)
Structured securities(4)	1,752	(133)	116	(5)	0	(201)	(6)	0	(41)	1,482	(133)
Other assets:
Fixed maturities, trading	378	(16)	23	(1)	0	(24)	2	0	(15)	347	(17)
Equity securities	772	6	20	(23)	0	(2)	(7)	0	0	766	1
Other invested assets	504	3	16	(21)	0	(2)	(1)	0	0	499	3
Short-term investments	213	0	3	0	0	(12)	0	0	0	204	0
Cash equivalents	2	1	0	0	0	0	(3)	0	0	0	0
Other assets	139	67	(4)	0	0	(1)	1	0	0	202	1
Separate account assets(5)	1,254	(146)	12	(5)	0	(4)	0	0	(71)	1,040	(129)
Liabilities:
Policyholders’ account balances(6)	(1,402)	113	0	0	(251)	0	(2,004)	0	0	(3,544)	532
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0

	Three Months Ended June 30, 2022(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$8	$0	$0	$(225)	$(2)	$(3)	$0	$0	$(226)
Other assets:
Fixed maturities, trading	0	(18)	0	0	2	0	(17)	0	0
Equity securities	0	6	0	0	0	0	1	0	0
Other invested assets	(2)	5	0	0	0	(2)	5	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	1	0	0	0	0	0	0	0	0
Other assets	0	0	0	67	0	1	0	0	0
Separate account assets(5)	0	0	(145)	0	(1)	0	0	(129)	0
Liabilities:
Policyholders’ account balances	113	0	0	0	0	532	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022(8)(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$8	$(1)	$0	$0	$0	$0	$0	$0	$0	$7	$(1)
Foreign government	10	(1)	0	0	0	0	0	0	0	9	(1)
Corporate securities(3)	5,316	(466)	800	(83)	9	(465)	(27)	16	(1,561)	3,539	(467)
Structured securities(4)	1,986	(278)	201	(22)	0	(221)	(9)	6	(181)	1,482	(279)
Other assets:
Fixed maturities, trading	421	(28)	33	(30)	0	(40)	6	0	(15)	347	(29)
Equity securities	799	28	31	(145)	0	(4)	(16)	73	0	766	5
Other invested assets	493	10	37	(38)	0	(2)	(1)	0	0	499	10
Short-term investments	330	0	4	0	0	(130)	0	0	0	204	0
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Other assets	54	74	0	0	0	(3)	77	0	0	202	10
Separate account assets(5)	1,283	(192)	44	(16)	0	(7)	(1)	0	(71)	1,040	(189)
Liabilities:
Policyholders’ account balances(6)	(1,436)	280	0	0	(384)	0	(2,004)	0	0	(3,544)	767
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0

	Six Months Ended June 30, 2022(8)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(68)	$0	$0	$(678)	$0	$(82)	$0	$0	$(666)
Other assets:
Fixed maturities, trading	0	(30)	0	0	2	0	(29)	0	0
Equity securities	0	28	0	0	0	0	5	0	0
Other invested assets	(5)	15	0	0	0	(5)	15	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Other assets	7	0	0	67	0	10	0	0	0
Separate account assets(5)	0	0	(192)	0	0	0	0	(189)	0
Liabilities:
Policyholders’ account balances	280	0	0	0	0	767	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
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
(8)Effective January 1, 2021, Future policy benefits and Reinsurance recoverables previously included in “changes in level 3 assets and liabilities” are reported in Note 11 Market Risk Benefits.
(9)Excludes MRB assets of $1,951 million and $869 million and MRB liabilities of $5,462 million and $7,293 million for period ending June 30, 2023 and 2022, respectively. See Note 11 Market Risk Benefits for additional information.

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

	As of June 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$66	$8,812	$1	$	$8,879
Currency	0	2,341	0		2,341
Credit	0	35	0		35
Currency/Interest Rate	0	3,562	0		3,562
Equity	96	1,274	0		1,370
Other	0	0	0		0
Netting(1)				(14,939)	(14,939)
Total derivative assets	$162	$16,024	$1	$(14,939)	$1,248
Derivative Liabilities:
Interest Rate	$9	$22,242	$1	$	$22,252
Currency	0	2,669	0		2,669
Credit	0	21	0		21
Currency/Interest Rate	0	541	0		541
Equity	1	1,759	0		1,760
Other	0	0	0		0
Netting(1)				(24,178)	(24,178)
Total derivative liabilities	$10	$27,232	$1	$(24,178)	$3,065

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$13	$9,408	$1	$	$9,422
Currency	0	1,711	0		1,711
Credit	0	27	0		27
Currency/Interest Rate	0	4,282	0		4,282
Equity	1	814	0		815
Other	0	0	0		0
Netting(1)				(14,802)	(14,802)
Total derivative assets	$14	$16,242	$1	$(14,802)	$1,455
Derivative Liabilities:
Interest Rate	$24	$21,806	$1	$	$21,831
Currency	0	2,186	0		2,186
Credit	0	57	0		57
Currency/Interest Rate	0	503	0		503
Equity	2	1,774	0		1,776
Other	0	0	0		0
Netting(1)				(23,298)	(23,298)
Total derivative liabilities	$26	$26,326	$1	$(23,298)	$3,055

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

	Three Months Ended June 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2023
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Gains (Losses):
Mortgage servicing rights(1)	$0	$(1)	$0	$2
Investment real estate	$(17)	$(5)	$(17)	$(6)
Investment in JV/LP	$(37)	$(75)	$(54)	$(75)

	June 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$0	$77
Investment real estate(2)	$114	$112
Investment in JV/LP(2)	$71	$64
Goodwill(3)	$0	$177
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Commercial mortgage and other loans:
Interest income	$3	$2	$4	$6

	June 30, 2023	December 31, 2022
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$323	$137
Aggregate contractual principal as of period end	$319	$136
Other assets:
Fair value as of period end	$11	$11
__________
(1)As of June 30, 2023, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,329	$0	$1,329	$1,171
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	43	53,059	53,102	57,366
Policy loans	7	0	9,976	9,983	9,983
Other invested assets	0	97	0	97	97
Short-term investments	995	16	0	1,011	1,011
Cash and cash equivalents	7,250	25	0	7,275	7,275
Accrued investment income	0	3,142	0	3,142	3,142
Other assets	43	2,623	1,227	3,893	3,892
Total assets	$8,295	$7,275	$64,262	$79,832	$83,937
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,330	$34,148	$65,478	$69,576
Securities sold under agreements to repurchase	0	6,097	0	6,097	6,097
Cash collateral for loaned securities	0	5,207	0	5,207	5,207
Short-term debt	0	667	96	763	763
Long-term debt(3)	564	16,423	755	17,742	18,876
Notes issued by consolidated VIEs	0	0	402	402	402
Other liabilities	0	7,273	17	7,290	7,290
Separate account liabilities—investment contracts	0	26,626	23,684	50,310	50,310
Total liabilities	$564	$93,623	$59,102	$153,289	$158,521

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,455	$0	$1,455	$1,296
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	46	52,296	52,342	56,608
Policy loans	5	0	10,041	10,046	10,046
Other invested assets	0	102	0	102	102
Short-term investments	715	89	0	804	804
Cash and cash equivalents	9,388	389	0	9,777	9,777
Accrued investment income	0	3,012	0	3,012	3,012
Other assets	48	2,929	754	3,731	3,731
Total assets	$10,156	$8,022	$63,091	$81,269	$85,376
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,665	$34,937	$66,602	$70,722
Securities sold under agreements to repurchase	0	6,589	0	6,589	6,589
Cash collateral for loaned securities	0	6,100	0	6,100	6,100
Short-term debt	0	613	164	777	775
Long-term debt(3)	550	17,324	790	18,664	19,908
Notes issued by consolidated VIEs	0	0	374	374	374
Other liabilities	0	7,970	11	7,981	7,981
Separate account liabilities—investment contracts	0	27,735	25,270	53,005	53,005
Total liabilities	$550	$97,996	$61,546	$160,092	$165,454
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $4,000 million (carrying amount of $4,000 million) and $4,250 million (carrying amount of $4,250 million) as of June 30, 2023 and December 31, 2022, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $12,290 million (carrying amount of $12,290 million) as of both June 30, 2023 and December 31, 2022, which have been offset with the associated receivables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Six Months Ended June 30, 2023
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,171	$2,288	$5,000	$4,710	$4,231	$20,400
Capitalization	124	72	291	300	294	1,081
Amortization expense	(186)	(107)	(121)	(163)	(156)	(733)
Other adjustments(1)	(393)	0	0	9	0	(384)
Foreign currency adjustment	0	0	0	(124)	(117)	(241)
Balance, EOP	$3,716	$2,253	$5,170	$4,732	$4,252	20,123
Other businesses						197
Total DAC balance						$20,320
_________
(1)Includes the impact of the reinsurance transaction with Ohio National in Individual Retirement Strategies. See Note 12 for additional information.

	Six Months Ended June 30, 2022
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,872	$2,372	$4,679	$4,685	$4,135	$20,743
Capitalization	159	66	275	305	293	1,098
Amortization expense	(205)	(105)	(119)	(162)	(151)	(742)
Other adjustments(1)	(584)	0	0	10	0	(574)
Foreign currency adjustment	0	0	0	(313)	(238)	(551)
Balance, EOP	$4,242	$2,333	$4,835	$4,525	$4,039	19,974
Other businesses						118
Total DAC balance						$20,092
_________
(1)Includes $584 million in Individual Retirement Strategies related to the sale of PALAC. See Note 1 for additional information.
.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Balance, BOP	$446	$799
Capitalization	2	1
Amortization expense	(20)	(27)
Other adjustments(1)	0	(308)
Balance, EOP	428	465
Other businesses	34	36
Total DSI balance	$462	$501
_________
(1)The 2022 amount relates to the sale of PALAC. See Note 1 for additional information.

Value of Business Acquired

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Balance, BOP	$597	$746
Amortization expense	(26)	(32)
Foreign currency adjustment	(48)	(106)
Balance, EOP	523	608
Other businesses	19	(18)
Total VOBA balance	$542	$590

The following table provides VOBA balances for the applicable businesses for the period ended June 30:

2023
(in millions)
Gibraltar Life	$523
Aoba Life	19
Total	$542

The following table provides estimated future amortization for the periods indicated:

	2023 (July-December)	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$25	$46	$42	$38	$35	$356	$542

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most variable annuity and variable life insurance contracts are offered with both separate and general account options. See Note 10 for additional information.

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net.”

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,942	$5,208
Obligations of U.S. states and their political subdivisions	2,108	2,006
Foreign government bonds	121	120
U.S. corporate securities	13,042	13,135
Foreign corporate securities	3,229	3,261
Asset-backed securities	1,292	1,131
Mortgage-backed securities	15,023	14,653
Mutual funds:
Equity	86,619	82,781
Fixed Income	37,875	38,109
Other	5,597	3,797
Equity securities	5,298	5,177
Commercial mortgage and other loans	69	74
Other invested assets	22,478	24,590
Short-term investments	1,265	1,306
Cash and cash equivalents	1,913	2,331
Total	$200,871	$197,679

For the periods ended June 30, 2023 and December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$40,056	$11,428	$93,395	$23,513	$32,930	$201,322
Deposits	2,928	175	204	11	1,489	4,807
Investment performance	(99)	523	7,420	896	4,026	12,766
Policy charges	(42)	(6)	(1,181)	(139)	(528)	(1,896)
Surrenders and withdrawals	(2,828)	(226)	(4,667)	(14)	(409)	(8,144)
Benefit payments	(1,728)	(278)	(56)	(138)	(166)	(2,366)
Net transfers (to) from general account	(351)	(35)	(6)	0	(1,130)	(1,522)
Other	(709)	(182)	5	(382)	52	(1,216)
Balance, EOP	$37,227	$11,399	$95,114	$23,747	$36,264	203,751
Other businesses(1)						(2,880)
Total separate account liabilities						$200,871

Cash surrender value(2)	$37,227	$11,399	$93,745	$23,630	$33,157	$199,158
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

	Six Months Ended June 30, 2022
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$42,020	$14,064	$158,546	$27,097	$39,789	$281,516
Deposits	4,048	511	460	63	1,268	6,350
Investment performance	1,080	(1,948)	(26,996)	(3,395)	(7,362)	(38,621)
Policy charges	(43)	(9)	(1,611)	(144)	(501)	(2,308)
Surrenders and withdrawals	(3,866)	(3,056)	(6,136)	(11)	(371)	(13,440)
Benefit payments	(1,644)	(298)	(70)	(157)	(212)	(2,381)
Net transfers (to) from general account	(11)	2,809	(256)	17	(243)	2,316
Other(1)	290	(262)	(25,084)	302	56	(24,698)
Balance, EOP	$41,874	$11,811	$98,853	$23,772	$32,424	208,734
Other businesses(2)						(3,121)
Total separate account liabilities						$205,613

Cash surrender value(3)	$41,874	$11,811	$97,083	$23,646	$29,591	$204,005
__________
(1)Activity for Individual Retirement Strategies primarily represents the sale of PALAC. See Note 1 for additional information.
(2)Primarily represents Divested and Run-off Businesses, partially offset with the impact of intercompany eliminations. There are no associated cash surrender charges.
(3)"Cash surrender value" represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below:

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed Benefit Reserves and Deferred Profit Liability, net of the impact of flooring these liabilities at zero for each issue year cohort. This net impact was primarily due to updates to lapse and claim incidence assumptions on Long-Term Care policies. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed Additional Insurance Reserves, primarily due to unfavorable model refinements, partially offset by favorable updates to economic assumptions, including expected future rates of returns on investments on universal life policies with secondary guarantees.

In 2022, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed Benefit Reserves and Deferred Profit Liability, net of the impact of flooring these liabilities at zero for each issue year cohort. This net impact was primarily due to updates to mortality assumptions on individual term life policies. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed Additional Insurance Reserves, primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2023
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$52,620	$11,282	$30,689	$28,951	$2,932	$126,474
Effect of cumulative changes in discount rate assumptions, BOP	14,349	572	1,354	1,326	103	17,704
Balance at original discount rate, BOP	66,969	11,854	32,043	30,277	3,035	144,178
Effect of assumption update	(1,117)	(1)	78	(175)	266	(949)
Effect of actual variances from expected experience and other activity	378	(81)	(417)	(332)	121	(331)
Adjusted balance, BOP	66,230	11,772	31,704	29,770	3,422	142,898
Issuances	5,783	338	1,253	865	0	8,239
Net premiums / considerations collected	(4,944)	(711)	(2,106)	(1,928)	(154)	(9,843)
Interest accrual	1,049	270	458	402	77	2,256
Foreign currency adjustment	3,816	0	(1,080)	(1,214)	0	1,522
Other adjustments	0	0	93	0	0	93
Balance at original discount rate, EOP	71,934	11,669	30,322	27,895	3,345	145,165
Effect of cumulative changes in discount rate assumptions, EOP	(18,002)	(497)	(594)	(614)	(89)	(19,796)
Balance, EOP	$53,932	$11,172	$29,728	$27,281	$3,256	$125,369
Other businesses, EOP						85
Total balance, EOP						$125,454

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$117,754	$19,288	$78,639	$80,331	$10,685	$306,697
Effect of cumulative changes in discount rate assumptions, BOP	20,170	1,012	3,719	11,266	1,216	37,383
Balance at original discount rate, BOP	137,924	20,300	82,358	91,597	11,901	344,080
Effect of assumption update	(1,289)	(1)	145	44	357	(744)
Effect of actual variances from expected experience and other activity	351	(96)	(381)	(323)	136	(313)
Adjusted balance, BOP	136,986	20,203	82,122	91,318	12,394	343,023
Issuances	5,783	338	1,253	865	0	8,239
Interest accrual	2,457	472	1,325	1,162	292	5,708
Benefit payments	(5,643)	(779)	(1,777)	(2,270)	(122)	(10,591)
Foreign currency adjustment	3,898	0	(3,243)	(4,355)	0	(3,700)
Other adjustments	4	(13)	179	(11)	0	159
Balance at original discount rate, EOP	143,485	20,221	79,859	86,709	12,564	342,838
Effect of cumulative changes in discount rate assumptions, EOP	(22,882)	(823)	715	(6,148)	(999)	(30,137)
Balance, EOP	$120,603	$19,398	$80,574	$80,561	$11,565	$312,701
Other businesses, EOP						1,707
Total balance, EOP						$314,408

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$66,671	$8,225	$50,846	$53,279	$8,309	$187,330
Flooring impact, EOP	1	0	17	2	0	20
Balance, EOP, post-flooring	66,672	8,225	50,863	53,281	8,309	187,350
Less: Reinsurance recoverable	0	707	104	211	0	1,022
Balance after reinsurance recoverable, EOP, post-flooring	$66,672	$7,518	$50,759	$53,070	$8,309	$186,328
Other businesses, EOP(1)						1,553
Total balance after reinsurance recoverable, EOP						$187,881

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$68,791	$12,971	$39,517	$37,815	$3,585	$162,679
Effect of cumulative changes in discount rate assumptions, BOP	(4,414)	(1,892)	(3,516)	(3,239)	(644)	(13,705)
Balance at original discount rate, BOP	64,377	11,079	36,001	34,576	2,941	148,974
Effect of assumption update	249	1,313	(76)	(176)	49	1,359
Effect of actual variances from expected experience and other activity	282	40	(719)	(274)	132	(539)
Adjusted balance, BOP	64,908	12,432	35,206	34,126	3,122	149,794
Issuances	2,436	204	1,831	1,429	0	5,900
Net premiums / considerations collected	(3,232)	(689)	(2,277)	(2,215)	(139)	(8,552)
Interest accrual	800	266	487	446	72	2,071
Foreign currency adjustment	(6,646)	0	(2,644)	(2,545)	0	(11,835)
Other adjustments	0	(8)	121	0	0	113
Balance at original discount rate, EOP	58,266	12,205	32,724	31,241	3,055	137,491
Effect of cumulative changes in discount rate assumptions, EOP	(8,098)	22	(6)	(23)	70	(8,035)
Balance, EOP	$50,168	$12,227	$32,718	$31,218	$3,125	$129,456
Other businesses, EOP						109
Total balance, EOP						$129,565

	Six Months Ended June 30, 2022
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$142,593	$22,768	$109,562	$114,846	$15,810	$405,579
Effect of cumulative changes in discount rate assumptions, BOP	(13,706)	(3,876)	(21,554)	(13,476)	(4,482)	(57,094)
Balance at original discount rate, BOP	128,887	18,892	88,008	101,370	11,328	348,485
Effect of assumption update	(187)	1,777	(115)	(164)	49	1,360
Effect of actual variances from expected experience and other activity	190	54	(795)	(235)	152	(634)
Adjusted balance, BOP	128,890	20,723	87,098	100,971	11,529	349,211
Issuances	2,436	204	1,831	1,429	0	5,900
Interest accrual	1,992	460	1,357	1,235	273	5,317
Benefit payments	(4,880)	(810)	(1,642)	(2,590)	(119)	(10,041)
Foreign currency adjustment	(6,842)	0	(7,250)	(8,921)	0	(23,013)
Other adjustments	(418)	(15)	243	(8)	0	(198)
Balance at original discount rate, EOP	121,178	20,562	81,637	92,116	11,683	327,176
Effect of cumulative changes in discount rate assumptions, EOP	(10,638)	161	2,708	(4,876)	(178)	(12,823)
Balance, EOP	$110,540	$20,723	$84,345	$87,240	$11,505	$314,353
Other businesses, EOP						2,043
Total balance, EOP						$316,396

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$60,372	$8,497	$51,627	$56,021	$8,380	$184,897
Flooring impact, EOP	44	0	102	162	0	308
Balance, EOP, post-flooring	60,416	8,497	51,729	56,183	8,380	185,205
Less: Reinsurance recoverable	0	782	128	219	0	1,129
Balance after reinsurance recoverable, EOP, post-flooring	$60,416	$7,715	$51,601	$55,964	$8,380	$184,076
Other businesses, EOP(1)						1,852
Total balance after reinsurance recoverable, EOP						$185,928
__________
(1)Reflects balance after reinsurance recoverable of $71 million and $81 million at June 30, 2023 and 2022, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$114,545	$23,200	$70,654	$57,912	$6,972
Discounted expected future gross premiums (at original discount rate)	$79,109	$15,427	$54,694	$46,591	$4,561
Discounted expected future gross premiums (at current discount rate)	$59,307	$14,789	$54,132	$45,778	$4,444
Undiscounted expected future benefits and expenses	$220,313	$31,195	$140,232	$142,232	$30,913
Interest accrual	$1,408	$202	$867	$760	$215
Gross premiums	$5,335	$923	$3,340	$3,174	$222
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	20	18	18
Weighted-average interest rate (at original discount rate)	4.39%	5.18%	3.45%	2.57%	4.91%
Weighted-average interest rate (at current discount rate)	5.30%	5.28%	2.85%	2.75%	5.47%

	Six Months Ended June 30, 2022
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$87,851	$23,901	$75,418	$65,827	$7,122
Discounted expected future gross premiums (at original discount rate)	$63,647	$15,877	$58,628	$52,470	$4,605
Discounted expected future gross premiums (at current discount rate)	$54,888	$15,911	$59,093	$52,619	$4,714
Undiscounted expected future benefits and expenses	$182,241	$31,885	$148,659	$157,157	$29,554
Interest accrual	$1,192	$194	$870	$789	$201
Gross premiums	$3,437	$947	$3,656	$3,631	$218
Weighted-average duration of the liability in years (at original discount rate)	9	11	21	21	19
Weighted-average duration of the liability in years (at current discount rate)	8	10	20	18	19
Weighted-average interest rate (at original discount rate)	4.19%	5.25%	3.44%	2.52%	4.91%
Weighted-average interest rate (at current discount rate)	4.68%	4.63%	2.61%	2.48%	5.02%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For the first six months of 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

For the first six months of 2022, there was a $206 million charge to net income for nonparticipating traditional and limited-pay business, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $90 million gain reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first six months of 2022 is primarily due to unfavorable assumption updates related to the term life business in Individual Life.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the period indicated are as follows:

	Six Months Ended June 30, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,532	$3,379	$5,261	$14,172
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of assumption update	35	(67)	(228)	(260)
Effect of actual variances from expected experience and other activity	19	(4)	(18)	(3)
Adjusted balance, BOP	5,586	3,308	5,014	13,908
Profits deferred	197	850	665	1,712
Interest accrual	113	71	76	260
Amortization	(282)	(579)	(512)	(1,373)
Foreign currency adjustment	14	(72)	(188)	(246)
Other adjustments	0	20	0	20
Balance, EOP, pre-flooring	5,628	3,598	5,055	14,281
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,628	3,598	5,056	14,282
Less: Reinsurance recoverable	0	8	10	18
Balance after reinsurance recoverable	$5,628	$3,590	$5,046	14,264
Other businesses(1)				149
Total balance after reinsurance recoverable				$14,413

	Six Months Ended June 30, 2022
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,183	$2,741	$5,014	$12,938
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,183	2,741	5,013	12,937
Effect of assumption update	382	28	(5)	405
Effect of actual variances from expected experience and other activity	96	3	(49)	50
Adjusted balance, BOP	5,661	2,772	4,959	13,392
Profits deferred	21	875	759	1,655
Interest accrual	104	60	71	235
Amortization	(272)	(573)	(526)	(1,371)
Foreign currency adjustment	(28)	(166)	(363)	(557)
Other adjustments	0	19	(1)	18
Balance, EOP, pre-flooring	5,486	2,987	4,899	13,372
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,486	2,987	4,900	13,373
Less: Reinsurance recoverable	0	8	10	18
Balance after reinsurance recoverable	$5,486	$2,979	$4,890	13,355
Other businesses(1)				189
Total balance after reinsurance recoverable				$13,544
__________
(1)Reflects balance after reinsurance recoverable of $0 million and $1 million at June 30, 2023 and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30, 2023
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(83)	$(291)	$18
Interest accrual	$113	$71	$76

	Six Months Ended June 30, 2022
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(330)	$(415)	$(250)
Interest accrual	$104	$60	$71
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$12,684	$11,708
Flooring impact and amounts in AOCI	1,285	(909)
Balance, excluding amounts in AOCI, BOP, pre-flooring	13,969	10,799
Effect of assumption update	23	2,200
Effect of actual variances from expected experience and other activity	26	(156)
Adjusted balance, BOP	14,018	12,843
Assessments collected(1)	518	453
Interest accrual	239	205
Benefits paid	(153)	(118)
Balance, excluding amounts in AOCI, EOP, pre-flooring	14,622	13,383
Flooring impact and amounts in AOCI	(1,109)	(869)
Balance, including amounts in AOCI, EOP, post-flooring	13,513	12,514
Less: Reinsurance recoverable	5,484	5,004
Balance after reinsurance recoverable, including amounts in AOCI, EOP	8,029	7,510
Other businesses	147	165
Total balance after reinsurance recoverable	$8,176	$7,675
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2023	2022
	($ in millions)
Interest accrual	$239	$205
Gross assessments	$1,547	$1,230
Weighted-average duration of the liability in years (at original discount rate)	22	23
Weighted-average interest rate (at original discount rate)	3.39%	3.72%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Benefit reserves, EOP, post-flooring	$188,974	$187,139
Deferred Profit Liability EOP, post-flooring	14,431	13,563
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	13,660	12,679
Subtotal of amounts disclosed above	217,065	213,381
Other Future Policy Benefits reserves(1)	51,584	52,709
Total Future Policy Benefits	$268,649	$266,090
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Six Months Ended June 30, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$5,335	$923	$0	$3,340	$3,174	$273	$13,045
Deferred profit liability	(83)	0	0	(291)	18	34	(322)
Additional insurance reserves	0	0	1,547	0	0	0	1,547
Total	$5,252	$923	$1,547	$3,049	$3,192	$307	$14,270

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$3,437	$947	$0	$3,656	$3,631	$268	$11,939
Deferred profit liability	(330)	0	0	(415)	(250)	36	(959)
Additional insurance reserves	0	0	1,230	0	0	1	1,231
Total	$3,107	$947	$1,230	$3,241	$3,381	$305	$12,211

	Six Months Ended June 30, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$1,408	$202	$0	$867	$760	$242	$3,479
Deferred profit liability	113	0	0	71	76	2	262
Additional insurance reserves	0	0	239	0	0	1	240
Total	$1,521	$202	$239	$938	$836	$245	$3,981

	Six Months Ended June 30, 2022
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$1,192	$194	$0	$870	$789	$230	$3,275
Deferred profit liability	104	0	0	60	71	3	238
Additional insurance reserves	0	0	205	0	0	2	207
Total	$1,296	$194	$205	$930	$860	$235	$3,720
__________
(1)Represents "Gross Premiums" for benefit reserves, "Revenue" for deferred profit liability and "Gross Assessments" for additional insurance reserves.
(2)Includes remaining balances disclosed above and balances for which disaggregated rollforward disclosures may not be presented above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2023
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$5,839	$17,376	$17,524	$4,643	$26,502	$11,168	$35,325	$118,377
Deposits	523	2,513	2,230	1,206	1,190	1,150	2,818	11,630
Interest credited	84	335	148	60	391	513	354	1,885
Acquisitions and dispositions	0	0	0	0	0	0	0	0
Policy charges	(161)	(11)	(11)	(3)	(1,024)	(150)	(87)	(1,447)
Surrenders and withdrawals	(826)	(2,295)	(332)	(196)	(859)	(96)	(582)	(5,186)
Benefit payments	0	(272)	(40)	(40)	(81)	(137)	(1,002)	(1,572)
Net transfers (to) from separate account	0	0	16	0	1,155	0	0	1,171
Change in market value and other adjustments(1)	0	0	1,052	70	148	14	(2)	1,282
Foreign currency adjustment	0	0	0	0	0	(798)	(888)	(1,686)
Balance, end of period	5,459	17,646	20,587	5,740	27,422	11,664	35,936	124,454
Less: Reinsurance and other recoverable(2)	0	0	0	0	11	1	20	32
Policyholders' account balance net of reinsurance and other recoverable	$5,459	$17,646	$20,587	$5,740	$27,411	$11,663	$35,916	$124,422
Closed Block Division								4,543
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,930
Other(3)								4,816
Total Policyholders' account balance								$138,743
Weighted-average crediting rate	2.99%	3.83%	1.55%	2.32%	2.90%	8.98%	1.99%	3.11%
Net amount at risk(4)	$72,764	$0	$0	$0	$373,992	$17,126	$6,472	$470,354
Cash surrender value(5)	$3,992	$17,646	$18,638	$4,541	$22,936	$10,046	$31,477	$109,276

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$6,273	$16,391	$14,125	$4,652	$26,859	$11,555	$37,615	$117,470
Deposits	608	2,076	2,721	71	1,279	415	1,523	8,693
Interest credited	75	255	53	53	405	(9)	232	1,064
Acquisitions and dispositions	0	0	(1,406)	(440)	0	0	0	(1,846)
Policy charges	(162)	(11)	(1)	(2)	(1,018)	(100)	(53)	(1,347)
Surrenders and withdrawals	(700)	(2,240)	(150)	(67)	(848)	(100)	(1,504)	(5,609)
Benefit payments	0	(270)	(57)	(86)	(107)	(130)	(1,159)	(1,809)
Net transfers (to) from separate account	(17)	0	185	0	264	0	0	432
Change in market value and other adjustments(1)	0	0	72	(75)	(286)	16	(7)	(280)
Foreign currency adjustment	0	0	0	0	0	(1,525)	(1,990)	(3,515)
Balance, end of period	6,077	16,201	15,542	4,106	26,548	10,122	34,657	113,253
Less: Reinsurance and other recoverable(2)	0	0	0	0	12	1	22	35
Policyholders' account balance net of reinsurance and other recoverable	$6,077	$16,201	$15,542	$4,106	$26,536	$10,121	$34,635	$113,218
Closed Block Division								4,664
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,216
Other(3)								8,275
Total Policyholders' account balance								$130,408
Weighted-average crediting rate	2.42%	3.13%	0.71%	2.41%	3.03%	(0.17)%	1.29%	1.84%
Net amount at risk(4)	$71,162	$0	$0	$0	$360,368	$14,518	$7,285	$453,333
Cash surrender value(5)	$4,136	$16,201	$13,380	$3,079	$21,673	$8,959	$30,843	$98,271
____________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)The amount of recoverable related to reinsurance agreements that reduce the risk of the policyholders' account balance gross liability.
(3)Includes $5,832 million and $8,242 million of Full Service account balances reinsured to Great-West as of June 30, 2023 and 2022, respectively. See Note 1 for additional information.
(4)The net amount at risk calculation includes both general account and separate account balances.
(5)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.

The Company issues variable life and universal life insurance contracts which may also include a “no-lapse guarantee” where the Company contractually guarantees to the contractholder a death benefit even when the account value drops to zero, as long as the “no-lapse guarantee” premium is paid.

The net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including contractholder mortality, contract lapses, and premium pattern, as well as interest rate and equity market returns.

The Company also issues annuity contracts that provide certain death benefit and/or living benefit guarantees and are accounted for as MRBs. See Note 11 for additional information, including the net amount at risk associated with these guarantees.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,342	$1,342
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	55	0	0	0	55
3.00% - 4.00%	1,621	0	0	0	1,621
Greater than 4.00%	3	0	0	0	3
Total	$1,679	$0	$0	$1,342	$3,021
Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,565	0	0	0	1,565
2.00% - 2.99%	557	0	0	0	557
3.00% - 4.00%	5,891	0	0	0	5,891
Greater than 4.00%	1,728	0	0	0	1,728
Total	$10,142	$0	$0	$0	$10,142
Individual Variable
Less than 1.00%	$973	$834	$18	$0	$1,825
1.00% - 1.99%	232	2	1	0	235
2.00% - 2.99%	30	5	0	0	35
3.00% - 4.00%	2,119	8	10	0	2,137
Greater than 4.00%	101	0	0	0	101
Total	$3,455	$849	$29	$0	$4,333
Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	559	136	245	84	1,024
2.00% - 2.99%	519	467	48	11	1,045
3.00% - 4.00%	355	8	0	0	363
Greater than 4.00%	100	0	0	0	100
Total	$1,533	$611	$293	$95	$2,532
Variable & Universal Life
Less than 1.00%	$0	$0	$0	$36	$36
1.00% - 1.99%	164	0	2,681	363	3,208
2.00% - 2.99%	23	1,724	2,826	287	4,860
3.00% - 4.00%	7,386	2,024	1,308	11	10,729
Greater than 4.00%	5,560	0	0	0	5,560
Total	$13,133	$3,748	$6,815	$697	$24,393
Life Planner
Less than 1.00%	$342	$26	$91	$1,136	$1,595
1.00% - 1.99%	2,915	24	0	0	2,939
2.00% - 2.99%	2,080	0	0	0	2,080
3.00% - 4.00%	333	0	0	0	333
Greater than 4.00%	388	0	0	0	388
Total	$6,058	$50	$91	$1,136	$7,335
Gibraltar
Less than 1.00%	$16,373	$0	$0	$0	$16,373
1.00% - 1.99%	9,143	68	0	0	9,211
2.00% - 2.99%	3,225	327	39	0	3,591
3.00% - 4.00%	3,943	0	0	0	3,943
Greater than 4.00%	2,612	0	0	0	2,612
Total	$35,296	$395	$39	$0	$35,730

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,813	$1,813
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	54	0	0	0	54
3.00% - 4.00%	1,681	0	0	0	1,681
Greater than 4.00%	3	0	0	0	3
Total	$1,745	$0	$0	$1,813	$3,558
Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,573	0	0	0	1,573
2.00% - 2.99%	1,224	0	0	0	1,224
3.00% - 4.00%	4,676	0	0	0	4,676
Greater than 4.00%	989	0	0	0	989
Total	$8,863	$0	$0	$0	$8,863
Individual Variable
Less than 1.00%	$1,051	$878	$19	$0	$1,948
1.00% - 1.99%	255	2	0	0	257
2.00% - 2.99%	38	0	1	0	39
3.00% - 4.00%	2,393	6	10	0	2,409
Greater than 4.00%	114	0	0	0	114
Total	$3,851	$886	$30	$0	$4,767
Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	653	65	94	26	838
2.00% - 2.99%	477	0	0	0	477
3.00% - 4.00%	413	2	0	0	415
Greater than 4.00%	109	0	0	0	109
Total	$1,652	$67	$94	$26	$1,839
Variable & Universal Life
Less than 1.00%	$16	$0	$0	$0	$16
1.00% - 1.99%	343	0	695	1,978	3,016
2.00% - 2.99%	397	0	2,260	2,118	4,775
3.00% - 4.00%	7,773	13	2,515	157	10,458
Greater than 4.00%	5,566	0	0	0	5,566
Total	$14,095	$13	$5,470	$4,253	$23,831
Life Planner
Less than 1.00%	$359	$28	$97	$28	$512
1.00% - 1.99%	3,080	20	0	0	3,100
2.00% - 2.99%	2,228	0	0	0	2,228
3.00% - 4.00%	308	0	0	0	308
Greater than 4.00%	395	0	0	0	395
Total	$6,370	$48	$97	$28	$6,543
Gibraltar
Less than 1.00%	$18,839	$0	$0	$0	$18,839
1.00% - 1.99%	10,254	0	0	0	10,254
2.00% - 2.99%	3,466	326	49	0	3,841
3.00% - 4.00%	1,157	0	0	0	1,157
Greater than 4.00%	246	0	0	0	246
Total	$33,962	$326	$49	$0	$34,337
____________
(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Balance, BOP	$4,987	$13,392
Effect of cumulative changes in NPR	1,828	898
Balance, BOP, before effect of changes in NPR	6,815	14,290
Attributed fees collected	601	734
Claims paid	(59)	(33)
Interest accrual	173	31
Actual in force different from expected	36	61
Effect of changes in interest rates	(696)	(6,078)
Effect of changes in equity markets	(1,389)	3,669
Effect of assumption update	342	(152)
Issuances	5	0
Other adjustments(1)	(22)	(3,993)
Balance, EOP, before effect of changes in NPR	5,806	8,529
Effect of cumulative changes in NPR	(1,751)	(2,197)
Balance, EOP	4,055	6,332
Less: Reinsured MRB	637	41
Balance, EOP, net of reinsurance	3,418	6,291
Other businesses	93	133
Total net MRB balance	$3,511	$6,424
_________
(1)2022 includes $4,061 million related to the sale of PALAC. See Note 1 for additional information.
.

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities. In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities.

The Company issues certain variable annuity insurance contracts where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest anniversary contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

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

For guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2023	June 30, 2022
	($ in millions)
Net amount at risk(1)	$10,885	$11,538
Weighted-average attained age of contractholders	69	68
___________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.
The tables below reconcile MRB asset and liability positions as of the following dates:

	June 30, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$1,937	$14	$1,951
MRB Liabilities	5,355	107	5,462
Net Liability	$3,418	$93	$3,511

	June 30, 2022
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$856	$13	$869
MRB Liabilities	7,147	146	7,293
Net Liability	$6,291	$133	$6,424

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. REINSURANCE

 The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential Financial. This block represents approximately 10% of the Company’s remaining legacy in-force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Pruco Life issued PDI traditional variable annuity contracts. The general account liabilities associated with PDI’s guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $309 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies.

Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Empower Annuity Insurance Company of America & Empower Life & Annuity Insurance Company of New York, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Empower and any such novated contracts shall cease to be reinsured under this agreement.

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

Effective April 2015, the Company entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”) an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales subsequent to December 31, 2016 are not covered by this external reinsurance agreement. This reinsurance agreement is accounted for as an embedded derivative.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, change in value of market risk benefits, net of related hedging gains (losses), policyholders’ benefits and change in estimates of liability for future policy benefits, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Direct premiums	$14,989	$13,294
Reinsurance assumed	2,422	2,072
Reinsurance ceded	(1,139)	(1,200)
Premiums	$16,272	$14,166

Direct policy charges and fee income	$1,893	$1,921
Reinsurance assumed	615	619
Reinsurance ceded	(301)	(266)
Policy charges and fee income	$2,207	$2,274

Direct change in value of market risk benefits, net of related hedging gains (losses)	$88	$(817)
Reinsurance assumed	83	(76)
Reinsurance ceded	(80)	(87)
Change in value of market risk benefits, net of related hedging gains (losses)	$91	$(980)

Direct policyholders’ benefits	$15,858	$15,164
Reinsurance assumed	3,787	3,203
Reinsurance ceded	(1,680)	(1,634)
Policyholders’ benefits	$17,965	$16,733

Direct change in estimates of liability for future policy benefits	$429	$1,501
Reinsurance assumed	(146)	470
Reinsurance ceded	(3)	(1,339)
Change in estimates of liability for future policy benefits	$280	$632

Reinsurance recoverables, are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Individual and group annuities(1)	$1,728	$2,078
Life insurance(2)	8,377	7,981
Other reinsurance	412	358
Total reinsurance recoverables(3)	$10,517	$10,417
__________
(1)Primarily represents reinsurance recoverables established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,673 million and $1,986 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,082 million and $2,041 million as of June 30, 2023 and December 31, 2022, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,330 million and $1,327 million as of June 30, 2023 and December 31, 2022, respectively.
(3)Net of $(17) million and $(15) million of loss allowance as of June 30, 2023 and December 31, 2022, respectively.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 59% of the Company’s reinsurance recoverables as of June 30, 2023. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

As of June 30, 2023, the Company recognized a policyholder dividend obligation of $3,145 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,753) million at June 30, 2023 with a corresponding amount reported in AOCI. At December 31, 2022, the Company recognized a policyholder dividend obligation of $3,207 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2022 was reduced to zero.

As of June 30, 2023, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Closed Block liabilities
Future policy benefits	$43,884	$44,414
Policyholders’ dividends payable	614	617
Policyholders’ dividend obligation	392	0
Policyholders’ account balances	4,543	4,607
Other Closed Block liabilities	3,292	3,499
Total Closed Block liabilities	52,725	53,137
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,923	29,898
Fixed maturities, trading, at fair value	851	900
Equity securities, at fair value	1,975	1,733
Commercial mortgage and other loans	7,716	7,926
Policy loans	3,548	3,637
Other invested assets	4,775	4,254
Short-term investments	323	337
Total investments	49,111	48,685
Cash and cash equivalents	621	1,307
Accrued investment income	410	402
Other Closed Block assets	128	162
Total Closed Block assets	50,270	50,556
Excess of reported Closed Block liabilities over Closed Block assets	2,455	2,581
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,912)	(3,458)
Allocated to policyholder dividend obligation	2,753	3,207
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,296	$2,330

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2023
(in millions)
Balance, December 31, 2022	$0
Impact from earnings allocable to policyholder dividend obligation	(62)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	454
Balance, June 30, 2023	$392

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues
Premiums	$430	$442	$836	$850
Net investment income	498	523	977	1,079
Realized investment gains (losses), net	(113)	(60)	(130)	40
Other income (loss)	140	(373)	240	(471)
Total Closed Block revenues	955	532	1,923	1,498
Benefits and Expenses
Policyholders’ benefits	610	637	1,182	1,261
Interest credited to policyholders’ account balances	29	30	59	60
Dividends to policyholders	292	(228)	594	(17)
General and administrative expenses	71	75	144	148
Total Closed Block benefits and expenses	1,002	514	1,979	1,452
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(47)	18	(56)	46
Income tax expense (benefit)	(54)	(10)	(86)	(9)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$7	$28	$30	$55

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $505 million, or 20.5% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2023, compared to an income tax benefit of $(263) million, or 15.2%, in the first six months of 2022. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. As a result, a $18 million tax expense is reflected as part of the Company’s results for the first six months of 2022. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2022 and 2023 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first six months of 2022 and 2023.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2023	December 31, 2022
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	469	413
Subtotal commercial paper	494	438
Current portion of long-term debt:
Senior Notes	173	173
Mortgage debt	83	155
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	756	828
Other(2)	13	9
Subtotal	1,263	1,275
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$763	$775
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$80	$130
Daily average commercial paper outstanding for the quarter ended	$1,258	$1,312
Weighted average maturity of outstanding commercial paper, in days	29	98
Weighted average interest rate on outstanding commercial paper	5.16%	4.69%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $13 million and $9 million drawn on a revolving line of credit held by a subsidiary at June 30, 2023 and December 31, 2022, respectively.
(3)Includes Prudential Financial debt of $25 million at both June 30, 2023 and December 31, 2022.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Bank of New York (“FHLBNY”), commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2023, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Fixed-rate obligations:
Surplus notes	$345	$345
Surplus notes subject to set-off arrangements(1)	9,460	9,460
Senior notes	10,113	10,115
Mortgage debt	25	25
Floating-rate obligations:
Line of credit	230	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	74	29
Junior subordinated notes(3)	8,089	9,094
Subtotal	30,666	31,698
Less: assets under set-off arrangements(1)	11,790	11,790
Total long-term debt(4)	$18,876	$19,908
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $27 million and $29 million of debt denominated in foreign currency at June 30, 2023 and December 31, 2022, respectively.
(3)Includes Prudential Financial debt of $8,046 million and $9,047 million at June 30, 2023 and December 31, 2022, respectively. Also includes subsidiary debt of $43 million and $47 million denominated in foreign currency at June 30, 2023 and December 31, 2022, respectively.
(4)Includes Prudential Financial debt of $18,159 million and $19,162 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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

Junior Subordinated Notes

In February 2023, the Company issued $500 million in aggregate principal amount of 6.750% fixed-to-fixed reset rate junior subordinated notes due in March 2053. In June 2023, the Company redeemed $1.5 billion in aggregate principal amount of 5.625% fixed to floating rate junior subordinated notes due in 2043.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$52	$66	$3	$3
Interest cost	138	112	18	15
Expected return on plan assets	(232)	(218)	(22)	(25)
Amortization of prior service cost	0	0	(2)	(2)
Amortization of actuarial (gain) loss, net	17	36	2	2
Settlements	1	0	0	0
Curtailments(1)	0	0	0	(8)
Special termination benefits(2)	0	3	0	4
Net periodic (benefit) cost	$(24)	$(1)	$(1)	$(11)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$103	$146	$5	$7
Interest cost	276	209	36	27
Expected return on plan assets	(463)	(431)	(43)	(52)
Amortization of prior service cost	0	0	(4)	(4)
Amortization of actuarial (gain) loss, net	34	87	5	3
Settlements	1	1	0	0
Curtailments(1)	0	0	0	(8)
Special termination benefits(2)	0	4	0	4
Net periodic (benefit) cost	$(49)	$16	$(1)	$(23)
__________
(1)For 2022, curtailments were recognized for other postretirement benefit plans as a result of the sale of the Full Service Retirement business.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	5.7	(5.7)
Stock-based compensation programs(1)	0.0	(3.2)	3.2
Balance, June 30, 2023	666.3	302.8	363.5
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023. As of June 30, 2023, 5.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per share of Common Stock	$1.25	$1.20	$2.50	$2.40

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,195)	$15,242	$1,448	$(2,027)	$(3,806)
Change in OCI before reclassifications	(359)	5,184	(8,901)	(77)	10	(4,143)
Amounts reclassified from AOCI	1	381	0	0	35	417
Income tax benefit (expense)	(87)	(1,358)	2,324	16	(12)	883
Balance, June 30, 2023	$(2,719)	$(11,988)	$8,665	$1,387	$(1,994)	$(6,649)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,107)	$26,640	$(33,220)	$707	$(2,513)	$(9,493)
Change in OCI before reclassifications	(1,309)	(42,390)	48,618	1,307	367	6,593
Amounts reclassified from AOCI	9	403	0	0	86	498
Income tax benefit (expense)	(84)	9,670	(11,511)	(275)	(101)	(2,301)
Balance, June 30, 2022	$(2,491)	$(5,677)	$3,887	$1,739	$(2,161)	$(4,703)

__________
(1)Includes cash flow hedges of $2,097 million and $2,616 million as of June 30, 2023 and December 31, 2022, respectively, and $2,446 million and $1,019 million as of June 30, 2022 and December 31, 2021, respectively, and fair value hedges of $(149) million and $(54) million as of June 30, 2023 and December 31, 2022, respectively, and $27 million and $(35) million as of June 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2023	2022	2023	2022
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(1)	$1	$(1)	$(9)	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(6)	(1)	(29)	(5)	(3)
Cash flow hedges—Currency	3	3	8	4	(3)
Cash flow hedges—Currency/Interest rate	26	503	65	657	(3)
Fair value hedges—Currency	(2)	0	(4)	(2)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(266)	(646)	(421)	(1,057)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(245)	(141)	(381)	(403)	(4)
Amortization of defined benefit items:
Prior service cost	2	2	4	4	(5)
Actuarial gain (loss)	(19)	(38)	(39)	(90)	(5)
Total amortization of defined benefit items	(17)	(36)	(35)	(86)
Total reclassifications for the period	$(263)	$(176)	$(417)	$(498)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,372	$(16,195)
Net investment gains (losses) on investments arising during the period	33	5,773				(1,396)	4,410
Reclassification adjustment for (gains) losses included in net income	(13)	394				(92)	289
Reclassification due to allowance for credit losses recorded during the period	(43)	43				0	0
Impact of net unrealized investment (gains) losses			71	(252)	(441)	130	(492)
Balance, June 30, 2023	$(68)	$(18,749)	$(632)	$1,694	$2,753	$3,014	$(11,988)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$496			$(1,017)
Less: Income (loss) attributable to noncontrolling interests	(15)			(7)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$505	364.8	$1.38	$(1,016)	374.4	$(2.71)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			6
Stock options		0.2			0.0
Deferred and long-term compensation programs		1.1			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$505	366.1	$1.38	$(1,016)	374.4	$(2.71)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,973			$(1,523)
Less: Income (loss) attributable to noncontrolling interests	0			(20)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	24			13
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,949	365.7	$5.33	$(1,516)	375.3	$(4.04)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$24			$13
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	24			13
Stock options		0.2			0.0
Deferred and long-term compensation programs		1.0			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,949	366.9	$5.31	$(1,516)	375.3	$(4.04)
__________
(1)For the six months ended June 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the six months ended June 30, 2022, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2023 and 2022, as applicable, were based on 4.1 million and 4.9 million of such awards, respectively, and for the six months ended June 30, 2023 and 2022, as applicable, were based on 4.1 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.7	$99.74	$0.7	$108.67
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.4
Antidilutive shares based on application of the treasury stock method	0.3		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		2.3
Total antidilutive stock options and shares	2.0		3.6

	Six Months Ended June 30,
	2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.4	$101.12	$0.3	$108.67
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.6
Antidilutive shares based on application of the treasury stock method	0.2		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		2.2
Total antidilutive stock options and shares	1.6		3.3
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

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. In order to enhance the understanding of our underlying performance trends, the Company excludes from adjusted operating income “Change in value of market risk benefits, net of related hedging gains (losses)”, which reflects the impact from changes in current market conditions. In addition, “Charges related to realized investment gains (losses)”, no longer includes the current period impact of net realized investment gains (losses) on the amortization of DAC and related balances, and “Market experience updates” no longer includes the immediate impact on DAC and related balances from changes in current market conditions on estimates of profitability. In both cases, the amortization of DAC and related balances is independent of these factors under ASU 2018-12. See Note 2 regarding additional information about the adoption of ASU 2018-12, including market risk benefits and the amortization of DAC and other balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$179	$206	$330	$394
U.S. Businesses:
Institutional Retirement Strategies	428	432	824	947
Individual Retirement Strategies	448	1,749	889	2,180
Retirement Strategies(1)	876	2,181	1,713	3,127
Group Insurance	139	54	164	(61)
Individual Life(1)	(59)	(1,662)	(161)	(1,680)
Total U.S. Businesses	956	573	1,716	1,386
International Businesses	784	692	1,624	1,643
Corporate and Other	(527)	(321)	(1,012)	(737)
Total segment adjusted operating income before income taxes	1,392	1,150	2,658	2,686
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(853)	(2,216)	(535)	(3,853)
Charges related to realized investment gains (losses), net	88	(222)	139	(306)
Change in value of market risk benefits, net of related hedging gains (losses)	16	(710)	91	(1,014)
Market experience updates	(3)	371	45	492
Divested and Run-off Businesses:
Closed Block division	(48)	16	(52)	43
Other Divested and Run-off Businesses	64	499	171	228
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(26)	44	(31)	15
Other adjustments(2)	(9)	0	(18)	(17)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$621	$(1,068)	$2,468	$(1,726)
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

	June 30, 2023	December 31, 2022
	(in millions)
Assets by segment:
PGIM	$45,408	$48,364
U.S. Businesses:
Institutional Retirement Strategies	108,326	108,565
Individual Retirement Strategies	136,508	130,173
Retirement Strategies	244,834	238,738
Group Insurance	37,812	38,201
Individual Life	109,168	102,445
Total U.S. Businesses	391,814	379,384
International Businesses	186,561	186,791
Corporate and Other	22,866	23,556
Closed Block division	50,655	50,934
Total assets per Unaudited Interim Consolidated Financial Statements	$697,304	$689,029

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$849	$67	$670	$0	$0	$0	$29	$0
U.S. Businesses:
Institutional Retirement Strategies	2,737	1,072	2,309	2,263	144	0	(4)	6
Individual Retirement Strategies	1,119	344	671	49	111	0	19	83
Retirement Strategies	3,856	1,416	2,980	2,312	255	0	15	89
Group Insurance	1,598	128	1,459	1,140	41	0	2	2
Individual Life	1,564	709	1,623	823	227	9	232	114
Total U.S. Businesses	7,018	2,253	6,062	4,275	523	9	249	205
International Businesses	4,723	1,321	3,939	2,645	226	2	4	159
Corporate and Other(1)	54	173	581	0	31	0	179	(9)
Total revenues, and benefits and expenses on an adjusted operating income basis	12,644	3,814	11,252	6,920	780	11	461	355
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(549)	(4)	304	21	283	0	0	0
Charges related to realized investment gains (losses), net	46	0	(42)	(63)	6	0	0	7
Change in value of market risk benefits, net of related hedging gains (losses)	16	0	0	0	0	0	0	0
Market experience updates	(5)	0	(2)	(1)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	955	499	1,003	608	29	292	0	4
Other Divested and Run-off Businesses	401	167	337	176	51	0	(2)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(10)	0	16	0	0	0	0	0
Other adjustments	0	0	9	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$13,498	$4,476	$12,877	$7,661	$1,149	$303	$459	$366

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	829	(14)	623	0	0	0	10	1
U.S. Businesses:
Institutional Retirement Strategies	2,422	892	1,990	2,310	75	0	(2)	3
Individual Retirement Strategies	2,425	178	676	26	100	0	17	91
Retirement Strategies	4,847	1,070	2,666	2,336	175	0	15	94
Group Insurance	1,496	117	1,442	1,144	39	0	1	1
Individual Life	1,286	614	2,948	864	231	8	198	111
Total U.S. Businesses	7,629	1,801	7,056	4,344	445	8	214	206
International Businesses	4,455	1,286	3,763	2,767	175	13	5	150
Corporate and Other(1)	44	168	365	3	34	0	172	(12)
Total revenues, and benefits and expenses on an adjusted operating income basis	12,957	3,241	11,807	7,114	654	21	401	345
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,293)	(4)	(77)	30	(107)	0	0	0
Charges related to realized investment gains (losses), net	32	0	254	102	12	0	0	8
Change in value of market risk benefits, net of related hedging gains (losses)	(710)	0	0	0	0	0	0	0
Market experience updates	72	0	(299)	(17)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	529	520	513	637	31	(228)	0	4
Other Divested and Run-off Businesses	740	181	241	92	54	0	0	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	65	0	21	0	0	0	0	0
Other adjustments	0	0	0	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$11,392	$3,938	$12,460	$7,958	$644	$(207)	$401	$358

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$1,747	$147	$1,417	$0	$0	$0	$56	$1
U.S. Businesses:
Institutional Retirement Strategies	7,626	2,076	6,802	6,613	269	0	6	10
Individual Retirement Strategies	2,214	662	1,325	82	226	0	33	176
Retirement Strategies	9,840	2,738	8,127	6,695	495	0	39	186
Group Insurance	3,162	254	2,998	2,358	85	0	6	3
Individual Life	3,091	1,378	3,252	1,647	450	18	455	228
Total U.S. Businesses	16,093	4,370	14,377	10,700	1,030	18	500	417
International Businesses	9,738	2,606	8,114	5,797	441	9	15	310
Corporate and Other(1)	170	362	1,182	(5)	65	0	331	(18)
Total revenues, and benefits and expenses on an adjusted operating income basis	27,748	7,485	25,090	16,492	1,536	27	902	710
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(74)	(9)	461	46	415	0	0	0
Charges related to realized investment gains (losses), net	83	0	(56)	(120)	18	0	0	14
Change in value of market risk benefits, net of related hedging gains (losses)	91	0	0	0	0	0	0	0
Market experience updates	19	0	(26)	3	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	1,926	980	1,978	1,181	59	594	1	7
Other Divested and Run-off Businesses	779	340	608	363	102	1	(3)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(29)	0	2	0	0	0	0	0
Other adjustments	0	0	18	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$30,543	$8,796	$28,075	$17,965	$2,130	$622	$900	$731

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$1,755	$(18)	$1,361	$0	$0	$0	$16	$2
U.S. Businesses:
Institutional Retirement Strategies	5,169	1,860	4,222	4,488	155	0	2	6
Individual Retirement Strategies	3,522	440	1,342	91	178	0	21	186
Retirement Strategies	8,691	2,300	5,564	4,579	333	0	23	192
Group Insurance	3,035	241	3,096	2,497	75	0	2	(1)
Individual Life	2,844	1,258	4,524	1,729	458	17	387	222
Total U.S. Businesses	14,570	3,799	13,184	8,805	866	17	412	413
International Businesses	9,933	2,583	8,290	6,252	365	28	8	305
Corporate and Other(1)	1	290	738	(4)	68	0	329	(22)
Total revenues, and benefits and expenses on an adjusted operating income basis	26,259	6,654	23,573	15,053	1,299	45	765	698
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,941)	(14)	(88)	59	(147)	0	0	0
Charges related to realized investment gains (losses), net	10	0	316	122	31	0	0	22
Change in value of market risk benefits, net of related hedging gains (losses)	(1,014)	0	0	0	0	0	0	0
Market experience updates	113	0	(379)	(9)	0	0	0	1
Divested and Run-off Businesses:
Closed Block division	1,494	1,074	1,451	1,261	61	(17)	0	7
Other Divested and Run-off Businesses	278	582	50	247	(540)	0	1	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	48	0	33	0	0	0	0	0
Other adjustments	0	0	17	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$23,247	$8,296	$24,973	$16,733	$704	$28	$766	$729
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
PGIM segment intersegment revenues	$198	$201	$403	$433

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Asset-based management fees	$789	$841	$1,577	$1,822
Performance-based incentive fees	4	6	7	10
Other fees	125	140	251	288
Total asset management and service fees	$918	$987	$1,835	$2,120

20. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2023	December 31, 2022
	(in millions)
Total outstanding mortgage loan commitments	$1,855	$1,995
Portion of commitment where prearrangement to sell to investor exists	$397	$582

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both June 30, 2023 and December 31, 2022. The change in allowance is $0 million for both the three months and six months ended June 30, 2023 and 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2023	December 31, 2022
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$12,117	$8,376
Expected to be funded from separate accounts	$128	$183
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months or six months ended June 30, 2023 or 2022.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2023	December 31, 2022
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,847	$5,834
Fair value of related collateral associated with above indemnifications(1)	$5,974	$5,985
Accrued liability associated with guarantee	$0	$0
__________
(1)There were no securities repurchase transactions as of June 30, 2023 and December 31, 2022.

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

Guarantees of Asset Values

	June 30, 2023	December 31, 2022
	(in millions)
Guaranteed value of third-parties’ assets	$82,181	$84,338
Fair value of collateral supporting these assets	$76,351	$77,693
Asset (liability) associated with guarantee, carried at fair value	$0	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	June 30, 2023	December 31, 2022
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,992	$2,972
First-loss exposure portion of above	$867	$862
Accrued liability associated with guarantees(1)	$30	$33
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $15 million and $17 million as of June 30, 2023 and December 31, 2022, respectively. The change in allowance is a reduction of $1 million for both three months ended June 30, 2023, and 2022, respectively, and a reduction for both six months ended June 30, 2023, and 2022 of $2 million and $4 million , respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $24,110 million and $23,937 million of mortgages subject to these loss-sharing arrangements as of June 30, 2023 and December 31, 2022, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2023, these mortgages had a weighted-average debt service coverage ratio of 2.03 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for either the six months ended June 30, 2023 or 2022.

Other Guarantees

	June 30, 2023	December 31, 2022
	(in millions)
Other guarantees where amount can be determined	$36	$57
Accrued liability for other guarantees and indemnifications	$32	$33

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

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liability identified above relates to the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) and represents a financial guarantee of certain insurance obligations of POT.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Securities Litigation

City of Warren v. PFI, et al.

In June 2023, the Court of Appeals for the Third Circuit affirmed in part and reversed in part the trial court’s December 2020 decision dismissing the amended complaint with prejudice and remanded the case to the District Court to consider alternative grounds for dismissal not reached by the District Court’s 2020 decision.

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In February 2023, the Company filed its answer to the third amended complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Matters

Cho v. PICA, et al.

In May 2023, plaintiff filed a motion for class certification.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and six months ended June 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.415 trillion of assets under management as of June 30, 2023, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $183 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2023, with an average portfolio yield of approximately 4.4%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.7% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $183 billion of fixed maturity securities and commercial mortgage loans are approximately $151 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $151 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2023
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

Japanese Operations

Japan has experienced a low interest rate environment for many years. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, despite the easing of its monetary policy in the fourth quarter of 2022, Japan continues to experience a low interest rate environment.

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

The portion of the general account supporting our Japanese operations has approximately $152 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2023, with an average portfolio yield of approximately 2.6%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.2% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $152 billion of fixed maturity securities and commercial mortgage loans are approximately $15 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $15 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2023
(in billions)
Insurance products with fixed and guaranteed terms	$122
Contracts with a market value adjustment if invested amount is not held to maturity	28
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$159

The $122 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $28 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues	$13,498	$11,392	$30,543	$23,247
Benefits and expenses	12,877	12,460	28,075	24,973
Income (loss) before income taxes and equity in earnings of operating joint ventures	621	(1,068)	2,468	(1,726)
Income tax expense (benefit)	123	(119)	505	(263)
Income (loss) before equity in earnings of operating joint ventures	498	(949)	1,963	(1,463)
Equity in earnings of operating joint ventures, net of taxes	(2)	(68)	10	(60)
Net income (loss)	496	(1,017)	1,973	(1,523)
Less: Income attributable to noncontrolling interests	(15)	(7)	0	(20)
Net income (loss) attributable to Prudential Financial, Inc.	$511	$(1,010)	$1,973	$(1,503)

Three Month Comparison. The $1,521 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2023 compared to the second quarter of 2022 reflected the following notable items on a pre-tax basis:

•$1,673 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$726 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses); and
•$242 million favorable variance from higher adjusted operating income from our business segments, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the prior year period in our Individual Life business. This increase was partially offset by a gain from the sale of Prudential Annuities Life Assurance Corporation (“PALAC”) in the prior year period (see “Segment Results of Operations” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$499 million unfavorable variance from our Divested and Run-off Businesses, reflecting the absence of a gain from the sale of the Full Service Retirement business in the prior year period, partially offset by higher results in the current year period;
•$374 million unfavorable variance driven by market experience updates primarily within our Individual Life and International businesses; and
•$242 million unfavorable variance from income taxes reflecting the increase in pre-tax earnings.

Six Month Comparison. The $3,476 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2023 compared to the first six months of 2022 reflected the following notable items on a pre-tax basis:

•$3,763 million favorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$1,105 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$768 million unfavorable variance from income taxes reflecting the increase in pre-tax earnings;
•$447 million unfavorable variance driven by market experience updates primarily within our Individual Life and International businesses; and
•$152 million unfavorable variance from our Divested and Run-off Businesses, reflecting the absence of a gain from the sale of the Full Service Retirement business in the prior year period, partially offset by higher results in the current year period.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” below for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annual Reviews and Update of Assumptions and Other Refinements

During the second quarter of each year, we perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions; however, if relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. These assumptions are generally updated annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is also indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

Shown below are the impacts on our adjusted operating income from updates of actuarial assumptions and other refinements as discussed above. The information below is presented by each segment and Corporate and Other operations and includes a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2023	2022
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement Strategies	$6	$21
Group Insurance	36	(3)
Individual Life	(26)	(1,608)
Total U.S. Businesses	16	(1,590)
International Businesses	13	(19)
Corporate and Other	(2)	4
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	27	(1,605)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(76)	(16)
Charges related to realized investment gains (losses), net	10	(138)
Change in value of market risk benefits, net of related hedging gains (losses)	(275)	144
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses	(83)	(5)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(397)	$(1,620)

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of operating joint ventures” as presented in the Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$179	$206	$330	$394
U.S. Businesses:
Retirement Strategies	876	2,181	1,713	3,127
Group Insurance	139	54	164	(61)
Individual Life	(59)	(1,662)	(161)	(1,680)
Total U.S. Businesses	956	573	1,716	1,386
International Businesses	784	692	1,624	1,643
Corporate and Other	(527)	(321)	(1,012)	(737)
Total segment adjusted operating income before income taxes	1,392	1,150	2,658	2,686
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(853)	(2,216)	(535)	(3,853)
Charges related to realized investment gains (losses), net(1)	88	(222)	139	(306)
Change in value of market risk benefits, net of related hedging gains (losses)	16	(710)	91	(1,014)
Market experience updates	(3)	371	45	492
Divested and Run-off Businesses(2):
Closed Block division	(48)	16	(52)	43
Other Divested and Run-off Businesses	64	499	171	228
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(3)	(26)	44	(31)	15
Other adjustments(4)	(9)	0	(18)	(17)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$621	$(1,068)	$2,468	$(1,726)
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

Segment results for the period presented above reflect the following:

PGIM. Results for both the second quarter and the first six months of 2023 decreased in comparison to the prior year periods, primarily reflecting lower net asset management fees and higher compensation and operating expenses, partially offset by higher net other related revenues and service, distribution and other revenues.

Retirement Strategies. Results for both the second quarter and the first six months of 2023 decreased in comparison to the prior year periods, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods decreased, primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, partially offset by higher net investment spread results.

Group Insurance. Results for both the second quarter and the first six months of 2023 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased for both periods, primarily driven by higher underwriting results, partially offset by higher expenses.

Individual Life. Results for both the second quarter and the first six months of 2023 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the second quarter of 2023 increased, primarily driven by higher net investment spread results, while results for the first six months of 2023 decreased, primarily driven by lower net investment spread results and lower underwriting results.

International Businesses. Results for the second quarter of 2023 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily driven by higher earnings from our joint venture investments, partially offset by lower net investment spread results. Results for the first six months of 2023 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results decreased, primarily driven by lower net investment spread results and lower underwriting results, partially offset by higher earnings from our joint venture investments.

Corporate and Other. Results for the second quarter and the first six months of 2023 reflected increased losses in comparison to the prior year periods, primarily driven by higher net charges from other corporate activities.

Closed Block Division. Results for both the second quarter and the first six months of 2023 decreased in comparison to the prior year periods, reflecting changes in cumulative earnings and other factors, partially offset by a reduction in the policyholder dividend obligation.

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

	June 30, 2023	December 31, 2022
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.7	$7.8
Dual currency and synthetic dual currency investments(2)	0.4	0.4
Total foreign currency hedges	$7.1	$8.2
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $74.4 billion and $70.1 billion as of June 30, 2023 and December 31, 2022, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our International Businesses and PGIM reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates that are predetermined during the third quarter of the prior year using forward currency exchange rates. Results of our Corporate and Other operations include differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period.

In addition, specific to our International Businesses where we hedge certain currencies utilizing forward currency contracts with third-parties, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from these contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for our International Businesses, PGIM and Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(12)	$(19)	$(9)	$(16)
PGIM	0	1	0	3
Impact of intercompany arrangements(1)	(12)	(18)	(9)	(13)
Corporate and Other:
Impact of intercompany arrangements(1)	12	18	9	13
Settlement gains (losses) on forward currency contracts(2)	(7)	11	(4)	22
Net benefit (detriment) to Corporate and Other	5	29	5	35
Net impact on consolidated revenues and adjusted operating income	$(7)	$11	$(4)	$22
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of June 30, 2023 and 2022, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion and $0.5 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.5 billion and $1.6 billion as of June 30, 2023 and December 31, 2022, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 5% of the $1.5 billion balance as of June 30, 2023 will be recognized throughout the remainder of 2023, approximately 9% will be recognized in 2024, and the remaining balance will be recognized from 2025 through 2051.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow assumptions are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance cash flow assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow assumptions, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cash flows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

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

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend.. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2023, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 1.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2023 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate and Japanese Government Bond yield unchanged and continue to grade to rates of 3.25% and 1.00%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of June 30, 2023, represented 42% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of June 30, 2023, represented 27% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Retirement Strategies. The reserves for future policy benefits of our Individual Retirement Strategies segment, which as of June 30, 2023, represented 1% of our total future policy benefit reserves, primarily relate to reserves for life contingent payout annuity contracts for which a deferred profit liability is established for the amount of gross premiums received in excess of net premiums, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of June 30, 2023, represented 9% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of June 30, 2023, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of June 30, 2023, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include inflation, interest rate, morbidity, mortality, lapse and premium rate increase assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of June 30, 2023, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”), are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Market Risk Benefits (“MRB”)

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits in the Individual Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses)”, except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income (“OCI”). The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $1,015 million and $1,115 million, respectively. For additional information regarding the valuation of MRBs, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

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

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Update

•In May 2023, we agreed to acquire a majority stake in Deerpath Capital Management, LP, a leading U.S.-based private credit and direct lending manager with approximately $5 billion in assets under management. This planned acquisition is subject to regulatory approvals and customary closing conditions.

Operating Results
The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating results(1):
Revenues	$849	$829	$1,747	$1,755
Expenses	670	623	1,417	1,361
Adjusted operating income	179	206	330	394
Realized investment gains (losses), net, and related adjustments	(1)	(2)	(1)	(5)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(47)	(14)	(34)	(7)
Other adjustments(2)	(8)	4	(16)	(8)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$123	$194	$279	$374
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $27 million, primarily reflecting higher compensation and operating expenses and lower asset management fees, net of related expenses. These impacts were partially offset by higher other related revenues, net of related expenses, and higher service, distribution and other revenues.

Six Month Comparison. Adjusted operating income decreased $64 million, primarily reflecting lower asset management fees, net of related expenses, and higher compensation and operating expenses. These impacts were partially offset by higher other related revenues, net of related expenses, and higher service, distribution and other revenues.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$357	$357	$719	$720
Retail customers(1)	253	274	496	575
General account	116	125	231	270
Total asset management fees	726	756	1,446	1,565
Other related revenues by source:
Incentive fees	4	6	7	10
Transaction fees	3	5	7	9
Seed and co-investments	38	(18)	71	(39)
Commercial mortgage(2)	13	24	25	56
Total other related revenues	58	17	110	36
Service, distribution and other revenues	65	56	191	154
Total revenues	$849	$829	$1,747	$1,755
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

Three Month Comparison. Revenues increased $20 million, primarily driven by higher other related revenues reflecting higher seed and co-investments results driven by improved investment performance, partially offset by lower commercial mortgage origination revenues. Service, distribution, and other revenues were favorable reflecting increased interest income from higher interest rates, partially offset by lower revenues from certain consolidated funds (which were fully offset by lower expenses related to noncontrolling interests in these funds). These impacts were partially offset by lower asset management fees due to net outflows and market depreciation reflecting higher interest rates, partially offset by favorable equity markets.

Expenses increased $47 million, primarily reflecting higher compensation and operating expenses driven by certain long-term employee compensation plans tied to performance and business growth, partially offset by lower variable expenses corresponding to lower revenues from certain consolidated funds, as discussed above.

Six Month Comparison. Revenues decreased $8 million. Asset management fees decreased primarily due to lower average assets under management, driven by market depreciation reflecting higher interest rates, partially offset by favorable equity markets. The decrease was partially offset by higher other related revenues primarily reflecting higher seed and co-investments results driven by improved investment performance, partially offset by lower commercial mortgage origination revenues. Service, distribution and other revenues were favorable reflecting increased interest income from higher interest rates.

Expenses increased $56 million, primarily reflecting higher compensation and operating expenses driven by certain long-term employee compensation plans tied to markets and performance, partially offset by lower variable expenses associated with a decrease in overall segment revenues.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$177.5	$147.8	$149.1
Public fixed income	780.1	776.8	800.5
Real estate	128.7	129.6	131.8
Private credit and other alternatives	105.3	103.4	103.2
Multi-asset	74.2	70.8	72.8
Total PGIM assets under management	$1,265.8	$1,228.4	$1,257.4

Assets under management within other reporting segments(2)	148.8	148.9	152.2
Total PFI assets under management	$1,414.6	$1,377.3	$1,409.6
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

The following table sets forth assets under management by source as of the dates indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$556.7	$549.2	$560.7
Retail customers	324.1	299.6	314.3
General account	385.0	379.6	382.4
Total PGIM assets under management	$1,265.8	$1,228.4	$1,257.4

Assets under management within other reporting segments(2)	148.8	148.9	152.2
Total PFI assets under management	$1,414.6	$1,377.3	$1,409.6
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023
	(in billions)
Beginning assets under management	$1,269.8	$1,414.6	$1,228.4	$1,523.8	$1,257.4
Institutional third-party flows	(3.0)	8.1	(13.2)	8.4	(18.6)
Retail third-party flows	(2.2)	(8.3)	(6.0)	(12.9)	(16.3)
Total third-party flows	(5.2)	(0.2)	(19.2)	(4.5)	(34.9)
Affiliated flows(1)	(4.2)	7.5	(2.1)	7.0	4.1
Market appreciation (depreciation)(2)	15.5	(122.5)	65.7	(221.8)	46.6
Foreign exchange rate impact	(6.3)	(11.6)	(6.4)	(16.7)	(5.7)
Net money market activity and other increases (decreases)(3)	(3.8)	(30.4)	(0.6)	(30.4)	(1.7)
Ending assets under management	$1,265.8	$1,257.4	$1,265.8	$1,257.4	$1,265.8
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the three months and six months ended June 30, 2022 include a reduction in assets under management from the sales of the Full Service Retirement business and PALAC.

PGIM’s assets under management as of June 30, 2023 increased $8 billion in comparison to the prior year quarter, primarily driven by equity market appreciation and tightening credit spreads, partially offset by higher interest rates and net outflows. PGIM’s assets under management as of June 30, 2023 increased $37 billion in comparison to the prior year end, primarily driven by equity market appreciation, lower interest rates and tightening credit spreads, partially offset by net outflows.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2023, these assets increased approximately $0.9 billion compared to December 31, 2022, primarily reflecting net private capital inflows.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in billions)
Private capital deployed:
Real estate debt and equity	$3.9	$9.0	$7.6	$14.6
Private credit and equity	4.0	5.9	6.7	9.9
Total private capital deployed	$7.9	$14.9	$14.3	$24.5

Seed and Co-Investments

As of June 30, 2023 and December 31, 2022, PGIM had approximately $1,070 million and $1,444 million of seed investments and $424 million and $497 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$876	$2,181	$1,713	$3,127
Group Insurance	139	54	164	(61)
Individual Life	(59)	(1,662)	(161)	(1,680)
Total U.S. Businesses	956	573	1,716	1,386
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(582)	(1,429)	(633)	(2,342)
Charges related to realized investment gains (losses), net	67	(252)	103	(334)
Change in value of market risk benefits, net of related hedging gains (losses)	9	(714)	88	(1,027)
Market experience updates	15	272	113	352
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	1	0	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$464	$(1,549)	$1,387	$(1,963)

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $383 million primarily due to:

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;

•Higher net investment spread results driven by higher income on coupon investments, primarily reflecting business growth and higher reinvestment rates; and

•Higher underwriting results, primarily reflecting improved mortality experience and more favorable disability results in our Group Insurance business.

•Partially offsetting these increases were the absence of a gain in our Individual Retirement Strategies business from the sale of PALAC in the second quarter of 2022; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows and the impact of the Prudential Defined Income (“PDI”) reinsurance transaction.

Six Month Comparison. Adjusted operating income for our U.S. Businesses increased by $330 million primarily due to:

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;

•Higher underwriting results, primarily reflecting improved mortality experience and more favorable disability results in our Group Insurance business; and

•Higher net investment spread results driven by higher income on coupon investments, primarily reflecting higher reinvestment rates and business growth; partially offset by lower income on non-coupon investments.

•Partially offsetting these increases were the absence of a gain in our Individual Retirement Strategies business from the sale of PALAC in the second quarter of 2022; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows, the impacts of the sale of PALAC and the PDI reinsurance transaction, and unfavorable equity markets.

Retirement Strategies

Business Update

•In May 2023, the Company entered into an agreement with The Ohio National Life Insurance Company (“Ohio National”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life Insurance Company, a wholly-owned subsidiary of Prudential Financial. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$2,737	$2,422	$7,626	$5,169
Individual Retirement Strategies	1,119	2,425	2,214	3,522
Total revenues	3,856	4,847	9,840	8,691
Benefits and expenses:
Institutional Retirement Strategies	2,309	1,990	6,802	4,222
Individual Retirement Strategies	671	676	1,325	1,342
Total benefits and expenses	2,980	2,666	8,127	5,564
Adjusted operating income:
Institutional Retirement Strategies	428	432	824	947
Individual Retirement Strategies	448	1,749	889	2,180
Total adjusted operating income	876	2,181	1,713	3,127
Realized investment gains (losses), net, and related adjustments	(391)	(790)	(467)	(1,178)
Charges related to realized investment gains (losses), net	30	(162)	62	(255)
Change in value of market risk benefits, net of related hedging gains (losses)	9	(714)	88	(1,027)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	1	0	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$523	$516	$1,396	$669

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $4 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2023 and 2022 included net benefits from this update of $6 million and $14 million, respectively. Excluding this item, adjusted operating income increased $4 million driven by higher fee income, net of distribution expenses and other associated costs, primarily driven by business growth.

Adjusted operating income from our Individual Retirement Strategies business decreased $1,301 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2023 had no net impact from our annual reviews and update of assumptions, while results for the second quarter of 2022 included a $7 million net benefit. Excluding this item, adjusted operating income decreased $1,294 million primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows and the impact of the PDI reinsurance transaction. These decreases were partially offset by higher net investment spread results, due to more favorable short-term interest rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Six Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $123 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $115 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business decreased $1,291 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $1,284 million, primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows, the impacts from the sale of PALAC and the PDI reinsurance transaction, and unfavorable equity markets. These decreases were partially offset by higher net investment spread results, due to more favorable short-term interest rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business increased $315 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $40 million. This decrease primarily reflected lower pension risk transfer premiums, partially offset by higher net investment income, primarily reflecting higher reinvestment yields, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $319 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $44 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the lower pension risk transfer premiums discussed above, partially offset by an increase in interest credited to policyholders’ account balance.

Revenues from our Individual Retirement Strategies business decreased $1,306 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $1,299 million primarily driven by the absence of a gain in the prior year period from the sale of PALAC as well as lower policy charges and fee income resulting from lower separate average account values due to net outflows and the impact of the PDI reinsurance transaction. These decreases were partially offset by higher net investment income due to more favorable short-term interest rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Individual Retirement Strategies business decreased $5 million primarily due to lower general and administrative expenses, net of capitalization, partially offset by higher policyholders’ benefits, including changes in reserves, due to higher reserve provisions and higher interest expense.

Six Month Comparison. Revenues from our Institutional Retirement Strategies business increased $2,457 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $2,102 million. This increase primarily reflected higher pension risk transfer premiums due to a significant sale in the current period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $2,580 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $2,217 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business decreased $1,308 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $1,301 million primarily driven by the absence of a gain in the prior year period from the sale of PALAC and lower policy charges and fee income resulting from lower average separate account values due to net outflows, the impacts from the sale of PALAC and the PDI reinsurance transaction, and unfavorable equity markets. These decreases were partially offset by higher net investment income due to more favorable short-term interest rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Individual Retirement Strategies business decreased $17 million primarily driven by lower general and administrative expenses, net of capitalization, partially offset by higher interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$252,952	$239,102	$251,818	$245,720	$234,594
Additions(1)	5,686	3,700	9,514	5,978	35,309
Withdrawals and benefits	(5,865)	(3,560)	(11,339)	(8,459)	(19,278)
Change in market value, interest credited and interest income	2,456	(2,389)	4,279	(3,959)	4,128
Other(2)	3,304	(2,259)	4,261	(4,686)	3,780
Ending total account value	$258,533	$234,594	$258,533	$234,594	$258,533
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2023 and 2022, “Other” activity also includes $441 million in receipts offset by $727 million in payments and $892 million in receipts offset by $867 million in payments, respectively, and for the six months ended June 30, 2023 and 2022, includes $1,709 million in receipts offset by $1,771 million in payments and $1,711 million in receipts offset by $1,708 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies account values for the three months and six months ended June 30, 2023 reflect the positive impact of foreign exchange rate changes, interest credited on customer funds and an increase in the market value of assets, partially offset by net withdrawals.

The increase in Institutional Retirement Strategies account values for the twelve months ended June 30, 2023 reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, interest credited on customer funds and the positive impact of foreign exchange rate changes.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023
	(in millions)
Total Individual Retirement Strategies(1)(2):
Beginning total account value	$123,804	$168,794	$120,022	$182,305	$123,138
Sales	1,901	1,598	3,576	3,141	6,462
Full surrenders and death benefits	(1,651)	(1,560)	(3,139)	(3,748)	(5,506)
Sales, net of full surrenders and death benefits	250	38	437	(607)	956
Partial withdrawals and other benefit payments	(1,057)	(994)	(2,177)	(2,461)	(4,386)
Net flows	(807)	(956)	(1,740)	(3,068)	(3,430)
Change in market value, interest credited and other activity(3)(4)	3,864	(44,080)	9,194	(54,627)	9,012
Policy charges(4)	(564)	(620)	(1,179)	(1,472)	(2,423)
Ending total account value, gross	126,297	123,138	126,297	123,138	126,297
Reinsurance ceded	(11,584)	(514)	(11,584)	(514)	(11,584)
Ending total account value, net	$114,713	$122,624	$114,713	$122,624	$114,713
__________
(1)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $109.1 billion and $117.6 billion as of June 30, 2023 and 2022, respectively. Fixed annuity account values were $5.7 billion and $5.0 billion as of June 30, 2023 and 2022, respectively.
(2)Beginning total account values for three months and six months ended June 30, 2022 include approximately $30 billion of account values that were classified as “held-for-sale” as of March 31, 2022 and December 31, 2021, in relation to the PALAC sale.
(3)Results for the three months and six months ended June 30, 2022 reflect the reduction in account values resulting from the sale of PALAC.
(4)Prior period amounts have been updated to conform to current period presentation.

Sales, net of full surrenders and death benefits, for the three months and six months ended June 30, 2023 increased in comparison to the prior year period driven by higher sales of fixed annuity products. Sales, net of full surrenders and death benefits, for the six months ended June 30, 2023 also reflect lower full surrenders due to general uncertainty and volatility in financial markets in the current year period.

The decrease in account values for the three months, six months and twelve months ended June 30, 2023 was primarily driven by the reinsurance of PDI traditional variable annuity contracts, net outflows and policy charges on contractholder accounts, partially offset by market value appreciation.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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

Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed. Effective April 2023, the Company entered into an agreement with Ohio National to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. For additional information regarding our external reinsurance agreements, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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

ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees that under U.S. GAAP are considered market risk benefits (“MRB”). The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our PDI variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes. As part of our periodic review of our variable annuities ALM strategy, and in accordance with our Risk Appetite Framework (“RAF”), the Company simplified its hedging approach in the first quarter of 2023 and collapsed the aggregate amount of equity hedging into one program.

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

	June 30, 2023		December 31, 2022		June 30, 2022
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$70,734	59%	$69,282	61%	$72,983	63%
ALM strategy only(3)	1,981	2%	1,972	2%	2,111	2%
Automatic rebalancing only	81	0%	83	0%	87	0%
External reinsurance(4)	12,695	11%	2,482	2%	2,660	2%
PDI	1,558	1%	11,988	11%	13,078	11%
Other products	1,602	1%	1,561	1%	1,631	1%
Total living benefit/GMDB features	$88,651		$87,368		$92,550
GMDB features and other(5)	30,633	26%	26,573	23%	25,024	21%
Total variable annuity account value	$119,284		$113,941		$117,574
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes PDI which is presented separately within this table.
(4)Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $10 billion of account values in relation to the PDI reinsurance transaction, as discussed above, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$1,432	$314	$1,484	$2,356
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	(91)	(225)	187	(268)
Change in the NPR adjustment, excluding changes recognized in OCI	27	7	37	36
Change in the fair value of hedge assets(4)(5)	(1,462)	(559)	(1,658)	(2,668)
Other(6)	26	(536)	(74)	(713)
Total Individual Retirement Strategies results excluded from adjusted operating income	(68)	(999)	(24)	(1,257)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(285)	(666)	(293)	(1,201)
Total results excluded from adjusted operating income	$(353)	$(1,665)	$(317)	$(2,458)
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
(5)Includes changes in the fair value of equity derivatives related to the capital hedge program of $0 million and $445 million for the three months ended June 30, 2023 and 2022, respectively, and $(225) million and $670 million for the six months ended June 30, 2023 and 2022, respectively, that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For the three months and six months ended June 30, 2023, the losses of $353 million and $317 million, respectively, were primarily driven by an unfavorable impact from our annual reviews and update of assumptions and other refinements as well as rising interest rates on fixed maturity securities and derivatives, partially offset by favorable equity market performance.

For the three months and six months ended June 30, 2022, the losses of $1,665 million and $2,458 million, respectively, were primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives, and unfavorable equity market performance, partially offset by a favorable impact from our annual reviews and update of assumptions and other refinements.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Operating results:
Revenues	$1,598	$1,496	$3,162	$3,035
Benefits and expenses	1,459	1,442	2,998	3,096
Adjusted operating income	139	54	164	(61)
Realized investment gains (losses), net, and related adjustments	(40)	(58)	(49)	(109)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$99	$(4)	$115	$(170)
Benefits ratio(1)(4):
Group life(2)	83.0%	87.0%	87.9%	95.9%
Group disability(2)	66.4%	75.5%	66.1%	74.5%
Total Group Insurance(2)	78.7%	84.1%	82.2%	90.7%
Administrative operating expense ratio(3)(4):
Group life	11.9%	10.7%	11.8%	10.7%
Group disability	25.6%	32.2%	25.4%	31.7%
Total Group Insurance	15.4%	15.9%	15.3%	15.8%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 85.1%, 69.8% and 81.1% for the three months ended June 30, 2023, respectively; 89.0%, 67.8% and 83.5% for the six months ended June 30, 2023, respectively; 87.6%, 73.0% and 83.9% for the three months ended June 30, 2022, respectively; 96.1%, 73.2% and 90.5% for the six months ended June 30, 2022, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $85 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2023 included a $36 million net benefit from these updates, while results for the second quarter of 2022 included a $3 million net charge from these updates. Excluding this item, adjusted operating income increased $46 million, primarily reflecting higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts, and higher underwriting results in our group disability business, driven by more favorable claims experience on long-term disability contracts and a favorable impact to reserves from higher interest rates, as well as business growth. These increases were partially offset by higher variable expenses, largely driven by business growth.

Six Month Comparison. Adjusted operating income increased $225 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $186 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business, driven by a favorable impact to reserves from higher interest rates and more favorable claims experience on long-term disability contracts, as well as business growth. These increases were partially offset by higher variable expenses, largely driven by business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $102 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $99 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including for supplemental health products, and the impact from unfavorable mortality on experience-rated contracts in our group life business, with offsets in policyholders’ benefits and changes in reserves, as discussed below. This increase also reflected higher net investment income driven by higher reinvestment rates.

Benefits and expenses increased $17 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $53 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in our group life business, driven by unfavorable mortality on experience-rated contracts, as described above, as well as in our group disability business, driven by the growth in supplemental health products, partially offset by favorable mortality on non-experience-rated contracts in our group life business. This increase also reflected higher general and administrative expenses, largely driven by business growth.

Six Month Comparison. Revenues increased $127 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $124 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including for supplemental health products, as well as growth in non-experience-rated contracts, and lower COVID-19 impacts on experience-rated contracts in our group life business, with offsets in policyholders’ benefits and changes in reserves, as discussed below. This increase also reflected higher net investment income driven by higher reinvestment rates, partially offset by lower non-coupon income.

Benefits and expenses decreased $98 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $62 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business, driven by less unfavorable claim experience from a decline in COVID-19 impacts on non-experience-rated contracts. These decreases were partially offset by higher general and administrative expenses, largely driven by business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Annualized new business premiums(1):
Group life	$32	$26	$194	$206
Group disability	25	17	182	147
Total	$57	$43	$376	$353
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2023 increased $14 million compared to the prior year period, driven by higher sales in the National segment in both our group disability business, including an increase in supplemental health product sales, and our group life business.

Total annualized new business premiums for the six months ended June 30, 2023 increased $23 million compared to the prior year period, driven by higher sales in our group disability business in the Premier segment, including an increase in supplemental health product sales. Sales were lower in our group life business, driven by a decrease in sales in the National segment, partially offset by higher sales in the Premier segment.

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

•In July 2023, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business. The transaction, which is structured on a modified coinsurance basis and contains significant structural protections, including overcollateralization by the counterparty and agreed upon investment guidelines, is expected to close by the end of 2023, subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues	$1,564	$1,286	$3,091	$2,844
Benefits and expenses	1,623	2,948	3,252	4,524
Adjusted operating income	(59)	(1,662)	(161)	(1,680)
Realized investment gains (losses), net, and related adjustments	(151)	(581)	(117)	(1,055)
Charges related to realized investment gains (losses), net	37	(90)	41	(79)
Market experience updates	15	272	113	352
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(158)	$(2,061)	$(124)	$(2,462)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $1,603 million, primarily reflecting a less unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2023 included a $26 million net charge from these updates, compared to a $1,608 million net charge for the second quarter of 2022 which was mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality. Excluding this item, adjusted operating income increased $21 million primarily reflecting higher net investment spread results, including the impact from higher reinvestment rates, partially offset by losses from derivative settlements in the current period.

Six Month Comparison. Adjusted operating income increased $1,519 million, primarily reflecting a less unfavorable net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $63 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, and lower underwriting results, driven by unfavorable reserve experience versus expectations. These decreases were partially offset by less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $278 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $54 million This increase was primarily driven by higher net investment income reflecting higher reinvestment and short-term rates, partially offset by realized investment losses from derivative settlements in the current period.

Benefits and expenses decreased $1,325 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $33 million primarily driven by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above, and unfavorable changes in estimates of liability for future policy benefits reflecting unfavorable reserve experience. These increases were partially offset by lower policyholder benefits and changes in reserves, primarily driven by less unfavorable mortality experience.

Six Month Comparison. Revenues increased $247 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $23 million. This increase was primarily driven by higher net investment income reflecting higher reinvestment and short-term rates, partially offset by lower income on non-coupon investments. The increase was partially offset by realized investment losses from derivative settlements in the current period.

Benefits and expenses decreased $1,272 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $86 million. This increase was primarily driven by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above, and unfavorable changes in estimates of the liability for future policy benefits reflecting unfavorable reserve experience. These increases were mostly offset by lower policyholder benefits and changes in reserves, primarily driven by less unfavorable mortality experience.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$32	$114	$146	$27	$83	$110
Term Life	5	26	31	5	18	23
Universal Life	1	19	20	1	21	22
Total	$38	$159	$197	$33	$122	$155

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$59	$196	$255	$56	$158	$214
Term Life	10	44	54	9	38	47
Universal Life	2	35	37	3	41	44
Total	$71	$275	$346	$68	$237	$305

Total annualized new business premiums for the second quarter and first six months of 2023 increased $42 million and $41 million, respectively, primarily reflecting higher third-party sales across variable and term life products.

International Businesses

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 110 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues:
Life Planner	$2,381	$2,264	$5,005	$5,064
Gibraltar Life and Other	2,342	2,191	4,733	4,869
Total revenues	4,723	4,455	9,738	9,933
Benefits and expenses:
Life Planner	1,894	1,821	3,996	4,043
Gibraltar Life and Other	2,045	1,942	4,118	4,247
Total benefits and expenses	3,939	3,763	8,114	8,290
Adjusted operating income:
Life Planner	487	443	1,009	1,021
Gibraltar Life and Other	297	249	615	622
Total adjusted operating income	784	692	1,624	1,643
Realized investment gains (losses), net, and related adjustments	(131)	(798)	289	(1,554)
Charges related to realized investment gains (losses), net	19	31	34	28
Change in value of market risk benefits, net of related hedging gains (losses)	7	4	3	13
Market experience updates	(18)	84	(65)	132
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(7)	68	(23)	55
Income (loss) before income taxes and equity in earnings of operating joint ventures	$654	$81	$1,862	$317

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $44 million, including a net unfavorable impact of $7 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $5 million net charge in the second quarter of 2023 compared to a $5 million net charge in the second quarter of 2022.

Excluding these items, adjusted operating income from our Life Planner operations increased $51 million primarily reflecting higher net investment spread results driven by higher reinvestment rates and higher income on non-coupon investments, and higher underwriting results primarily due to the growth of business in force in our Brazil operations.

Adjusted operating income from our Gibraltar Life and Other operations increased $48 million, including a net favorable impact of $2 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $18 million net benefit in the second quarter of 2023 compared to a $14 million net charge in the second quarter of 2022.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations increased $14 million primarily reflecting higher earnings from our joint venture investments, partially offset by lower net investment spread results driven by lower derivative income and the decline of business in force, as well as lower underwriting results, primarily driven by the decline of business in force.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $12 million, including a net unfavorable impact of $24 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $12 million primarily reflecting higher net investment spread results driven by higher reinvestment rates, partially offset by lower income on non-coupon investments. This increase was partially offset by lower underwriting results, including unfavorable mortality experience, and the decline of business in force in Japan.

Adjusted operating income from our Gibraltar Life and Other operations decreased $7 million, including a net favorable impact of $6 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $45 million primarily reflecting lower net investment spread results driven by lower derivative income and the decline in business in force, as well as lower underwriting results, primarily driven by the decline of business in force. These decreases were partially offset by higher earnings from our joint venture investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $117 million, including a net unfavorable impact of $11 million from currency fluctuations and a net benefit of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $46 million, primarily reflecting higher net investment income driven by higher reinvestment yields, partially offset by lower income on non-coupon investments, and higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $73 million, including a net favorable impact of $4 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $5 million, primarily reflecting lower policyholder benefits, including changes in reserves, partially offset by higher changes in estimates of the liability for future policy benefits and higher interest credited on policyholders’ account balances.

Revenues from our Gibraltar Life and Other operations increased $151 million, including a net favorable impact of $14 million from currency fluctuations and a net benefit of $214 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $77 million, primarily reflecting lower premiums and policy charges and fee income attributable to the decline of business in force, partially offset by higher other income driven by higher earnings from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $103 million, including a net unfavorable impact of $12 million from currency fluctuations and a net charge of $182 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $91 million, primarily reflecting lower policyholder benefits, including changes in reserves due to the decline of business in force, as discussed above, partially offset by higher interest credited on policyholders’ account balances.

Six Month Comparison. Revenues from our Life Planner operations decreased $59 million, including a net unfavorable impact of $127 million from currency fluctuations and a net benefit of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $14 million, primarily reflecting higher net investment income driven by higher reinvestment yields, largely offset by lower income on non-coupon investments, and lower premiums and policy charges and fee income attributable to the decline of business in force.

Benefits and expenses of our Life Planner operations decreased $47 million, including a net favorable impact of $103 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $26 million, primarily reflecting lower policyholder benefits, including changes in reserves, due to the decline of business in force, as discussed above, partially offset by higher interest credited on policyholders’ account balances.

Revenues from our Gibraltar Life and Other operations decreased $136 million, including a net unfavorable impact of $80 million from currency fluctuations and a net benefit of $214 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $270 million, primarily reflecting lower premiums and policy charges and fee income attributable to the decline of business in force, and higher realized investment losses from derivative settlements in the current period. These decreases were partially offset by higher other income from an increase in earnings from joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $129 million, including a net favorable impact of $86 million from currency fluctuations and a net charge of $182 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $225 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above, partially offset by higher interest credited on policyholders’ account balances.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis(1):
Life Planner	$249	$226	$526	$482
Gibraltar Life and Other	241	231	472	436
Total	$490	$457	$998	$918
On a constant exchange rate basis:
Life Planner	$250	$224	$532	$474
Gibraltar Life and Other	251	237	490	443
Total	$501	$461	$1,022	$917
__________
(1)The six months ended June 30, 2023 includes the correction of first quarter sales amounts previously reported for both Life Planner and Gibraltar Life and Other.

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$131	$21	$66	$32	$250	$119	$18	$85	$2	$224
Gibraltar Life and Other:
Life Consultants	34	7	5	103	149	40	6	7	90	143
Banks	8	0	0	43	51	18	0	1	14	33
Independent Agency	16	11	24	0	51	24	6	31	0	61
Subtotal	58	18	29	146	251	82	12	39	104	237
Total	$189	$39	$95	$178	$501	$201	$30	$124	$106	$461
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $26 million, primarily driven by higher life product sales in Brazil and Argentina. In Japan, higher USD-denominated single premium investment contract sales were partially offset by lower USD-denominated recurring premium life and retirement product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $14 million. Bank channel and Life Consultants sales increased $18 million and $6 million, respectively, both reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales decreased $10 million reflecting lower life and retirement product sales, partially offset by higher accident and health product sales.

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$268	$41	$147	$76	$532	$253	$33	$184	$4	$474
Gibraltar Life and Other:
Life Consultants	71	13	11	185	280	99	12	19	114	244
Banks	19	0	0	87	106	53	0	3	29	85
Independent Agency	34	24	46	0	104	45	7	62	0	114
Subtotal	124	37	57	272	490	197	19	84	143	443
Total	$392	$78	$204	$348	$1,022	$450	$52	$268	$147	$917
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $58 million, primarily driven by higher life product sales in Brazil and Argentina. In Japan, higher USD-denominated single premium investment contract sales were partially offset by lower USD-denominated recurring premium life and retirement product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $47 million. Life Consultants and Bank channel sales increased $36 million and $21 million, respectively, both reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales decreased $10 million reflecting lower life and retirement product sales, partially offset by higher accident and health product sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Interest expense on debt	$(215)	$(208)	$(427)	$(407)
Investment income	31	49	92	77
Pension and employee benefits	86	108	177	188
Other corporate activities	(429)	(270)	(854)	(595)
Adjusted operating income	(527)	(321)	(1,012)	(737)
Realized investment gains (losses), net, and related adjustments	(139)	13	(190)	48
Charges related to realized investment gains (losses), net	2	(1)	2	0
Market experience updates	0	15	(3)	8
Divested and Run-off Businesses	64	499	171	228
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	29	(11)	26	(35)
Other adjustments(1)	(1)	(4)	(2)	(9)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(572)	$190	$(1,008)	$(497)
__________
(1)Includes certain components of consideration for a business acquisition, which are recognized as compensation expense over the requisite service periods.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $206 million. Net charges from other corporate activities increased $159 million primarily driven by unfavorable foreign exchange rate impacts, and higher costs related to technology and other corporate initiatives. Pension and employee benefits results were unfavorable by $22 million primarily driven by an increase in employee health benefit plan costs, partially offset by lower service costs on plan obligations. Investment income results decreased by $18 million primarily driven by a decrease in income on non-coupon investments, partially offset by higher earnings on highly liquid assets due to higher interest rates.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $275 million. Net charges from other corporate activities increased $259 million primarily driven by higher expenses, including an increase in costs related to technology and other corporate initiatives, and less favorable foreign exchange rate impacts, partially offset by less unfavorable Assurance IQ results. Interest expense on debt increased $20 million due to higher average debt balances. Pension and employee benefits were unfavorable by $11 million primarily driven by an increase in employee health benefit plan costs, partially offset by lower service costs on plan obligations. These impacts were partially offset by favorable investment income results of $15 million primarily reflecting an increase in earnings on highly liquid assets due to higher interest rates, partially offset by lower income on non-coupon investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Long-Term Care	$19	$(211)	$114	$(306)
Other	45	710	57	534
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$64	$499	$171	$228

Long-Term Care

Three Month Comparison. Results increased $230 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2023 and 2022 included net charges from these updates of $79 million and $3 million, respectively. Excluding this item, results increased $306 million compared to the prior year period primarily driven by favorable impacts from changes in the market value of equity securities and changes in the market value of derivatives used for duration management, partially offset by lower income on non-coupon investments.

Six Month Comparison. Results increased $420 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, results increased $496 million compared to the prior year period primarily driven by favorable impacts from changes in the market value of equity securities and changes in the market value of derivatives used for duration management, partially offset by lower income on non-coupon investments.

Other Divested and Run-off Businesses
Results for the second quarter and the first six months of 2023 decreased $665 million and $477 million, respectively, primarily reflecting the absence of a gain in the prior periods from the sale of the Full Service Retirement business, which was completed in April 2022. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this sale. Results for the first six months of 2023 also reflect the absence of losses related to the Full Service Retirement business recorded in the first quarter of 2022, which were largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities.

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

As of June 30, 2023, the excess of actual cumulative earnings over the expected cumulative earnings was $3,145 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of June 30, 2023, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of rising interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,753 million at June 30, 2023, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
U.S. GAAP results:
Revenues	$955	$529	$1,926	$1,494
Benefits and expenses	1,003	513	1,978	1,451
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(48)	$16	$(52)	$43

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $64 million. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the value of equity securities, partially offset by a decrease in realized investment gains (losses) driven by derivative losses and higher losses on the sale of fixed income investments in the current period, and lower net investment income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in reserves. As a result of these and other factors, a $38 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2023, compared to a $548 million reduction in the second quarter of 2022.

Six Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $95 million. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the value of equity securities, partially offset by a decrease in realized investment gains (losses) driven by lower derivative gains and higher losses on the sale of fixed income investments in the current period, and lower net investment income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in claims experience. As a result of these and other factors, a $63 million reduction in the policyholder dividend obligation was recorded in the first six months of 2023, compared to a $653 million reduction in the first six months of 2022.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $426 million primarily driven by an increase in other income, partially offset by a decrease in realized investment gains (losses) and a decrease in net investment income, as discussed above.

Benefits and expenses increased $490 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Six Month Comparison. Revenues increased $432 million primarily driven by an increase in other income, partially offset by a decrease in realized investment gains (losses) and a decrease in net investment income, as discussed above.

Benefits and expenses increased $527 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

	As of June 30, 2023				As of December 31, 2022
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$282,132	$4,964	$30,098	$776	$277,648	$4,345	$30,071	$817
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	925	0	0	0	945	0	0	0
Equity securities	2,094	0	0	0	1,899	0	0	0
All other(2)	0	0	0	0	0	0	0	0
Subtotal	3,019	0	0	0	2,844	0	0	0
Market risk benefit assets	1,951	1,951	0	0	800	800	0	0
Fixed maturities, trading	5,497	290	852	12	5,051	289	900	15
Equity securities	6,384	631	1,975	142	5,416	528	1,734	99
Commercial mortgage and other loans	323	0	0	0	137	0	0	0
Other invested assets(3)	2,110	865	1	0	1,990	537	3	2
Short-term investments	3,907	13	141	12	3,637	18	150	0
Cash equivalents	6,836	0	541	0	6,398	0	1,076	0
Other assets	611	229	0	0	152	152	0	0
Separate account assets	171,677	1,175	0	0	171,805	1,081	0	0
Total assets	$484,447	$10,118	$33,608	$942	$475,878	$7,750	$33,934	$933
Market risk benefit liabilities	$5,462	$5,462	$0	$0	$5,864	$5,864	$0	$0
Policyholders’ account balances	5,629	5,629	0	0	3,492	3,492	0	0
Other liabilities(3)	3,019	1	0	0	2,682	1	0	0
Total liabilities	$14,110	$11,092	$0	$0	$12,038	$9,357	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 2.1% and 2.8%, respectively, as of June 30, 2023, and 1.6% and 2.7%, respectively, as of December 31, 2022.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.1 billion of public fixed maturities as of June 30, 2023, with values primarily based on indicative broker quotes, and approximately $4.1 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2023
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$223,168	60.2%	$21,134	$244,302
Public, held-to-maturity, at amortized cost, net of allowance	1,116	0.3	0	1,116
Private, available-for-sale, at fair value	58,147	15.7	8,964	67,111
Private, held-to-maturity, at amortized cost, net of allowance	55	0.0	0	55
Fixed maturities, trading, at fair value	5,259	1.4	851	6,110
Assets supporting experience-rated contractholder liabilities, at fair value	3,019	0.8	0	3,019
Equity securities, at fair value	5,799	1.6	1,975	7,774
Commercial mortgage and other loans, at book value, net of allowance	49,650	13.4	7,716	57,366
Policy loans, at outstanding balance	6,435	1.7	3,548	9,983
Other invested assets, net of allowance(1)	13,353	3.6	4,775	18,128
Short-term investments, net of allowance	4,722	1.3	323	5,045
Total general account investments	370,723	100.0%	49,286	420,009
Invested assets of other entities and operations(2)	5,323		0	5,323
Total investments	$376,046		$49,286	$425,332

	December 31, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,106	60.8%	$21,140	$242,246
Public, held-to-maturity, at amortized cost, net of allowance	1,229	0.3	0	1,229
Private, available-for-sale, at fair value	55,814	15.4	8,931	64,745
Private, held-to-maturity, at amortized cost, net of allowance	67	0.0	0	67
Fixed maturities, trading, at fair value	4,838	1.3	900	5,738
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	0.8	0	2,844
Equity securities, at fair value	4,671	1.3	1,733	6,404
Commercial mortgage and other loans, at book value, net of allowance	48,682	13.4	7,926	56,608
Policy loans, at outstanding balance	6,409	1.8	3,637	10,046
Other invested assets, net of allowance(1)	13,277	3.7	4,254	17,531
Short-term investments, net of allowance	4,236	1.2	337	4,573
Total general account investments	363,173	100.0%	48,858	412,031
Invested assets of other entities and operations(2)	5,410		0	5,410
Total investments	$368,583		$48,858	$417,441
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2023 was primarily due to a decrease in U.S. interest rates and the reinvestment of net investment income and net business inflows, partially offset by the translation impact of the U.S. dollar strengthening against the yen. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2023 and December 31, 2022, 44% and 45%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$111,795	$112,013
Public, held-to-maturity, at amortized cost, net of allowance	1,116	1,229
Private, available-for-sale, at fair value	19,555	19,268
Private, held-to-maturity, at amortized cost, net of allowance	55	67
Fixed maturities, trading, at fair value	551	612
Assets supporting experience-rated contractholder liabilities, at fair value	3,019	2,844
Equity securities, at fair value	1,788	1,806
Commercial mortgage and other loans, at book value, net of allowance	17,728	18,080
Policy loans, at outstanding balance	2,556	2,607
Other invested assets(1)	5,512	5,272
Short-term investments, net of allowance	520	100
Total Japanese general account investments	$164,195	$163,898

__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2023 was primarily due to a decrease in U.S. interest rates and net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the U.S. dollar strengthening against the yen.

As of June 30, 2023, our Japanese insurance operations had $81.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $71.9 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2022, our Japanese insurance operations had $77.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $67.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.7 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2022 was primarily attributable to a decrease in U.S. interest rates, reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $4.7 billion and $5.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2023 and December 31, 2022, respectively. The $0.5 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2022 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2023 to 2022 Three Month Comparison

	Three Months Ended June 30, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.95%	$2,046	2.84%	$989	3.98%	$3,035	$368	$3,403
Assets supporting experience-rated contractholder liabilities	0.00	0	1.03	7	1.03	7	0	7
Equity securities	3.02	27	5.98	26	3.94	53	12	65
Commercial mortgage and other loans	4.05	316	3.63	161	3.90	477	80	557
Policy loans	5.01	48	3.75	24	4.50	72	52	124
Short-term investments and cash equivalents	5.70	173	4.13	26	5.50	199	12	211
Gross investment income	4.82	2,610	2.95	1,233	4.00	3,843	524	4,367
Investment expenses	(0.13)	(134)	(0.12)	(79)	(0.12)	(213)	(61)	(274)
Investment income after investment expenses	4.69%	2,476	2.83%	1,154	3.88%	3,630	463	4,093
Other invested assets(3)		184		92		276	36	312
Investment results of other entities and operations(4)		71		0		71	0	71
Total net investment income		$2,731		$1,246		$3,977	$499	$4,476

	Three Months Ended June 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(6)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.43%	$1,686	2.70%	$943	3.60%	$2,629	$341	$2,970
Assets supporting experience-rated contractholder liabilities	0.00	0	0.84	7	0.21	7	0	7
Equity securities	1.68	9	6.75	33	3.89	42	9	51
Commercial mortgage and other loans	3.45	266	3.60	174	3.51	440	80	520
Policy loans	5.02	47	3.76	25	4.51	72	54	126
Short-term investments and cash equivalents	1.69	51	1.45	3	1.68	54	2	56
Gross investment income	4.00	2,059	2.83	1,185	3.48	3,244	486	3,730
Investment expenses(3)	(0.13)	(69)	(0.13)	(63)	(0.13)	(132)	(34)	(166)
Investment income after investment expenses	3.87%	1,990	2.70%	1,122	3.35%	3,112	452	3,564
Other invested assets(3)(4)		256		62		318	68	386
Investment results of other entities and operations(5)		(12)		0		(12)	0	(12)
Total net investment income		$2,234		$1,184		$3,418	$520	$3,938
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
(3)Prior period amounts have been reclassified to conform to current period presentation.
(4)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(5)Includes net investment income of our investment management operations.
(6)The total yield was 3.91% and 3.46% for the three months ended June 30, 2023 and 2022, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $61.2 billion and $61.6 billion for the three months ended June 30, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.7 billion and $6.4 billion for the three months ended June 30, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2023 to 2022 Six Month Comparison

	Six Months Ended June 30, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.97%	$4,055	2.83%	$1,972	3.98%	$6,027	$728	$6,755
Assets supporting experience-rated contractholder liabilities	0.00	0	1.18	17	1.18	17	0	17
Equity securities	2.80	47	3.63	32	3.06	79	26	105
Commercial mortgage and other loans	4.01	618	3.63	322	3.87	940	158	1,098
Policy loans	5.01	95	3.84	49	4.53	144	104	248
Short-term investments and cash equivalents	4.96	367	4.20	44	5.13	411	27	438
Gross investment income	4.85	5,182	2.92	2,436	4.00	7,618	1,043	8,661
Investment expenses	(0.13)	(260)	(0.12)	(162)	(0.12)	(422)	(122)	(544)
Investment income after investment expenses	4.72%	4,922	2.80%	2,274	3.88%	7,196	921	8,117
Other invested assets(3)		327		137		464	59	523
Investment results of other entities and operations(4)		156		0		156	0	156
Total net investment income		$5,405		$2,411		$7,816	$980	$8,796

	Six Months Ended June 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(6)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.52%	$3,468	2.70%	$1,909	3.65%	$5,377	$678	$6,055
Assets supporting experience-rated contractholder liabilities	2.01	123	0.97	16	1.80	139	0	139
Equity securities	1.34	19	3.66	37	2.29	56	20	76
Commercial mortgage and other loans	3.55	593	3.63	352	3.58	945	160	1,105
Policy loans	4.91	93	3.89	51	4.49	144	108	252
Short-term investments and cash equivalents	1.05	66	1.76	6	1.08	72	3	75
Gross investment income	4.01	4,362	2.80	2,371	3.47	6,733	969	7,702
Investment expenses(3)	(0.14)	(140)	(0.14)	(123)	(0.14)	(263)	(64)	(327)
Investment income after investment expenses	3.87%	4,222	2.66%	2,248	3.33%	6,470	905	7,375
Other invested assets(3)(4)		635		136		771	169	940
Investment results of other entities and operations(5)		(19)		0		(19)	0	(19)
Total net investment income		$4,838		$2,384		$7,222	$1,074	$8,296
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
(3)Prior period amounts have been reclassified to conform to current period presentation.
(4)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(5)Includes net investment income of our investment management operations.
(6)The total yield was 3.90% and 3.42% for the six months ended June 30, 2023 and 2022, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.2 billion and $61.6 billion for the six months ended June 30, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.8 billion and $6.4 billion for the six months ended June 30, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(7)	$58	$(156)	$16
Write-downs on fixed maturities(1)	(1)	(60)	(4)	(61)
Net gains (losses) on sales and maturities	(167)	(577)	(60)	(913)
Fixed maturity securities(2)	(175)	(579)	(220)	(958)
(Addition to) release of allowance for credit losses on loans	(21)	(66)	(37)	(63)
Net gains (losses) on sales and maturities	(1)	(10)	0	(10)
Commercial mortgage and other loans	(22)	(76)	(37)	(73)
Derivatives	(633)	(1,125)	(349)	(1,962)
OTTI losses on other invested assets recognized in earnings	(18)	(6)	(35)	(6)
(Addition to) release of allowance for credit losses on other invested assets	0	1	(1)	(1)
Other net gains (losses)	21	99	62	102
Other	3	94	26	95
Subtotal	(827)	(1,686)	(580)	(2,898)
Investment results of other entities and operations(3)	2	110	(11)	178
Total — PFI excluding Closed Block Division	(825)	(1,576)	(591)	(2,720)
Related adjustments	(28)	(640)	56	(1,133)
Realized investment gains (losses), net, and related adjustments	(853)	(2,216)	(535)	(3,853)
Charges related to realized investment gains (losses), net	88	(222)	139	(306)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(765)	$(2,438)	$(396)	$(4,159)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$0	$25	$18	$(10)
Write-downs on fixed maturities(1)	0	(26)	(6)	(31)
Net gains (losses) on sales and maturities	(90)	(64)	(212)	(56)
Fixed maturity securities(2)	(90)	(65)	(200)	(97)
(Addition to) release of allowance for credit losses on loans	1	(10)	(1)	(9)
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	1	(10)	(1)	(9)
Derivatives	(24)	13	70	153
(Addition to) release of allowance for credit losses on other invested assets	0	9	0	0
Other net gains (losses)	0	(7)	1	(7)
Other	0	2	1	(7)
Subtotal — Closed Block Division	(113)	(60)	(130)	40
Consolidated PFI realized investment gains (losses), net	$(938)	$(1,636)	$(721)	$(2,680)

__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $167 million for the second quarter of 2023 primarily driven by rotation sales of public securities into private securities and mortgage loans in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $577 million for the second quarter of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $633 million, for the second quarter of 2023 primarily included:

•$383 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$254 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies.

Net realized losses on derivative instruments of $1,125 million, for the second quarter of 2022 primarily included:

•$1,758 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$81 million of losses on credit default swaps due to spread widening.

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

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)”, “Net investment income”, and “Insurance and annuity benefits” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 19 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the second quarter of 2023 and 2022 reflect net related adjustments of $(28) million and $(640) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the second quarter of 2023 and 2022 included a net benefit of $88 million and a net charge of $222 million, respectively, and were primarily driven by the impact of changes in certain policyholder reserves and other costs, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

Six Month Comparison. Net losses on sales and maturities of fixed maturity securities were $60 million for the first six months of 2023 primarily driven by rotation sales of public securities into private securities and mortgage loans in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $913 million for the first six months of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $349 million, for the first six months of 2023 primarily included:

•$355 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies; and
•$138 million of losses on equity derivatives due to increases in equity indices.

Partially offsetting these losses were:

•$87 million of gains on interest rate derivatives due to a decrease in the swap rates.

Net realized losses on derivative instruments of $1,962 million, for first the six months of 2022 primarily included:

•$3,183 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$99 million of losses on credit default swaps due to spread widening.

Partially offsetting these losses were:

•$544 million of gains on capital hedges due to decreases in equity indices;
•$623 million of gains on product-related embedded derivatives and related hedge positions; and
•$240 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, Brazilian Real, Australian Dollar, and Chilean Peso.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Results for the first six months of 2023 and 2022 reflect net related adjustments of $56 million and $(1,133) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Results for the first six months of 2023 and 2022 included a net benefit of $139 million and a net charge of $306 million, respectively, and were primarily driven by the impact of changes in certain policyholder reserves and other costs, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$40,665	$327	$4,440	$12	$36,540	$40,144	$277	$4,719	$2	$35,700
Consumer non-cyclical	32,829	499	3,757	12	29,559	31,546	387	4,219	16	27,698
Utility	26,938	407	3,290	28	24,027	25,871	350	3,443	27	22,751
Capital goods	16,939	247	1,740	24	15,422	16,612	196	2,100	36	14,672
Consumer cyclical	10,757	214	823	6	10,142	10,659	165	1,026	0	9,798
Foreign agencies	3,307	106	270	0	3,143	3,952	123	289	0	3,786
Energy	11,534	207	1,056	0	10,685	11,488	181	1,166	0	10,503
Communications	6,565	185	720	89	5,941	6,556	160	898	14	5,804
Basic industry	7,009	132	692	12	6,437	6,746	103	780	2	6,067
Transportation	10,333	197	1,060	0	9,470	9,894	175	1,183	4	8,882
Technology	4,848	57	447	17	4,441	4,460	32	523	0	3,969
Industrial other	4,796	41	874	1	3,962	4,544	35	953	0	3,626
Total corporate securities	176,520	2,619	19,169	201	159,769	172,472	2,184	21,299	101	153,256
Foreign government(2)	69,793	5,134	3,046	56	71,825	73,638	4,490	5,316	0	72,812
Residential mortgage-backed(3)	2,354	17	211	0	2,160	2,481	28	215	0	2,294
Asset-backed	10,422	200	144	0	10,478	10,060	151	206	0	10,005
Commercial mortgage-backed	6,668	5	549	0	6,124	7,331	18	521	0	6,828
U.S. Government	23,442	1,097	3,039	0	21,500	24,857	1,089	3,482	0	22,464
State & Municipal	9,766	240	547	0	9,459	9,725	226	690	0	9,261
Total fixed maturities, available-for-sale(4)	$298,965	$9,312	$26,705	$257	$281,315	$300,564	$8,186	$31,729	$101	$276,920

__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2023 and December 31, 2022, based on amortized cost, 87% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing no more than 5% of the balance, respectively.
(3)As of both June 30, 2023 and December 31, 2022, based on amortized cost, 99% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized losses from December 31, 2022 to June 30, 2023 was primarily due to a decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	June 30, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$395	$21	$0	$416	$2	$430	$24	$0	$454	$2
Total corporate securities	395	21	0	416	2	430	24	0	454	2
Foreign government(2)	661	129	0	790	0	725	128	0	853	0
Residential mortgage-backed(3)	117	6	0	123	0	143	5	0	148	0
Total fixed maturities, held-to-maturity	$1,173	$156	$0	$1,329	$2	$1,298	$157	$0	$1,455	$2
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both June 30, 2023 and December 31, 2022, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of June 30, 2023 and December 31, 2022, based on amortized cost, 100% and 94% were rated A or higher, respectively.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2023					December 31, 2022
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$203,721	$7,757	$16,942	$0	$194,536	$206,050	$7,044	$20,290	$0	$192,804
2	77,919	1,228	8,556	0	70,591	76,161	940	9,519	0	67,582
Subtotal High or Highest Quality Securities(4)	281,640	8,985	25,498	0	265,127	282,211	7,984	29,809	0	260,386
3	10,551	213	815	5	9,944	10,938	104	1,163	0	9,879
4	5,047	60	255	58	4,794	5,016	50	435	1	4,630
5	1,309	22	116	39	1,176	1,921	17	258	24	1,656
6	418	32	21	155	274	478	31	64	76	369
Subtotal Other Securities(5) (6)	17,325	327	1,207	257	16,188	18,353	202	1,920	101	16,534
Total fixed maturities, available-for-sale(7)	$298,965	$9,312	$26,705	$257	$281,315	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of June 30, 2023 and December 31, 2022, 742 securities with amortized cost of $8,301 million (fair value, $7,974 million) and 422 securities with amortized cost of $4,836 million (fair value, $4,610 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of June 30, 2023, includes gross unrealized losses of $601 million on public fixed maturities and $606 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2022, includes gross unrealized losses of $1,116 million on public fixed maturities and $804 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2023, includes $226,877 million of public fixed maturities and $54,763 million of private fixed maturities and, as of December 31, 2022, includes $229,327 million of public fixed maturities and $52,884 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2023, includes $8,115 million of public fixed maturities and $9,210 million of private fixed maturities and, as of December 31, 2022, includes $8,710 million of public fixed maturities and $9,643 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2023, securities considered below investment grade based on low issue composite ratings total $14,596 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2023					December 31, 2022
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,099	$153	$0	$1,252	$1	$1,217	$153	$0	$1,370	$1
2	74	3	0	77	1	81	4	0	85	1
Subtotal High or Highest Quality Securities(3)	1,173	156	0	1,329	2	1,298	157	0	1,455	2
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,173	$156	$0	$1,329	$2	$1,298	$157	$0	$1,455	$2
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of June 30, 2023 and December 31, 2022, there were no and less than $1 million gross unrealized losses on public and private fixed maturities considered to be other than high or highest quality, respectively.
(3)On an amortized cost basis, as of June 30, 2023, includes $1,118 million of public fixed maturities and $55 million of private fixed maturities and, as of December 31, 2022, includes $1,231 million of public fixed maturities and $67 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2023				December 31, 2022
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,614	$6,676	$6,667	$6,123	$7,078	$7,070	$7,320	$6,817
AA	3,173	3,140	0	0	2,741	2,660	0	0
A	456	441	1	1	162	151	2	2
BBB	94	94	0	0	20	20	9	9
BB and below	85	127	0	0	59	104	0	0
Total(4)	$10,422	$10,478	$6,668	$6,124	$10,060	$10,005	$7,331	$6,828
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2023, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans and other asset types.
(3)As of June 30, 2023 and December 31, 2022, based on amortized cost, 100% and 99% were securities with vintages of 2013 or later, respectively.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2023		December 31, 2022
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,724	$5,806	$6,132	$6,143
AA	3,064	3,031	2,687	2,606
A	14	13	13	12
BBB	15	13	15	13
BB and below	11	10	11	9
Total(2)(3)	$8,828	$8,873	$8,858	$8,783
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2023, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both June 30, 2023 and December 31, 2022.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Commercial mortgage and agricultural property loans	$49,300	$48,240
Uncollateralized loans	421	463
Residential property loans	34	43
Other collateralized loans	104	108
Total recorded investment gross of allowance(1)	49,859	48,854
Allowance for credit losses	(209)	(172)
Total net commercial mortgage and other loans(2)	$49,650	$48,682
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both June 30, 2023 and December 31, 2022.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,902	36.3%	$17,509	36.3%
South Atlantic	7,407	15.0	7,642	15.8
Middle Atlantic	5,677	11.5	5,364	11.1
East North Central	2,695	5.5	2,587	5.4
West South Central	5,471	11.1	5,091	10.6
Mountain	2,122	4.3	2,025	4.2
New England	1,278	2.6	1,286	2.7
West North Central	488	1.0	485	1.0
East South Central	1,236	2.5	1,247	2.6
Subtotal-U.S.	44,276	89.8	43,236	89.7
Europe	3,263	6.6	3,157	6.5
Asia	698	1.4	789	1.6
Other	1,063	2.2	1,058	2.2
Total commercial mortgage and agricultural property loans	$49,300	100.0%	$48,240	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,588	25.5%	$11,853	24.6%
Retail	4,736	9.6	4,800	10.0
Office	7,259	14.7	7,568	15.7
Apartments/Multi-Family	13,929	28.3	13,503	28.0
Agricultural properties	5,598	11.4	5,587	11.5
Hospitality	1,874	3.8	1,733	3.6
Other	3,316	6.7	3,196	6.6
Total commercial mortgage and agricultural property loans	$49,300	100.0%	$48,240	100.0%

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

As of June 30, 2023, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.41 times and a weighted-average loan-to-value ratio of 58%. As of June 30, 2023, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2023, the weighted-average debt service coverage ratio was 1.63 times, and the weighted-average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.8 billion and $2.4 billion of such loans as of June 30, 2023 and December 31, 2022, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both June 30, 2023 and December 31, 2022, there were less than $1 million, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2023
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,218	$1,013	$341	$27,572
60%-69.99%	13,511	691	595	14,797
70%-79.99%	4,245	525	715	5,485
80% or greater	695	318	433	1,446
Total commercial mortgage and agricultural property loans	$44,669	$2,547	$2,084	$49,300

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2023
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2023	$2,243	4.5%
2022	4,687	9.5
2021	7,427	15.1
2020	3,610	7.3
2019	6,641	13.5
2018	6,459	13.1
2017	4,240	8.6
2016 & Prior	13,955	28.3
Revolving Loans	38	0.1
Total commercial mortgage and agricultural property loans	$49,300	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Allowance, beginning of year	$172	$102
Addition to (release of) allowance for credit losses	36	66
Other	1	4
Allowance, end of period	$209	$172

The allowance for credit losses as of June 30, 2023 increased compared to December 31, 2022 primarily related to increases in loan-specific reserves and increases in reserves to reflect declining market conditions.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$944	$600	$30	$1,514	$759	$433	$2	$1,190
Other Common Stocks	3,190	1,097	65	4,222	2,581	921	87	3,415
Non-redeemable Preferred Stocks	29	41	7	63	30	41	5	66
Total equity securities, at fair value	$4,163	$1,738	$102	$5,799	$3,370	$1,395	$94	$4,671

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $152 million and $(292) million during the three months ended June 30, 2023 and 2022, respectively, and $335 million and $(414) million during the six months ended June 30, 2023 and 2022, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$6,310	$5,760
Hedge funds	2,396	2,420
Real estate-related	1,679	1,763
Subtotal equity method	10,385	9,943
Fair value:
Private equity	882	909
Hedge funds	1,088	1,000
Real estate-related	34	37
Subtotal fair value	2,004	1,946
Total LPs/LLCs	12,389	11,889
Real estate held through direct ownership(1)	632	705
Derivative instruments	(324)	21
Other(2)	656	662
Total other invested assets	$13,353	$13,277
__________
(1)As of June 30, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $181 million and $208 million, respectively.
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

	June 30, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$546	$523
Private, available-for-sale, at fair value	271	205
Fixed maturities, trading, at fair value(1)	239	213
Equity securities, at fair value	585	746
Commercial mortgage and other loans, at book value(2)	323	137
Other invested assets	3,345	3,568
Short-term investments	14	18
Total investments	$5,323	$5,410
__________
(1)As of June 30, 2023 and December 31, 2022, balances include investments in CLOs with fair value of $291 million and $294 million, respectively.
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

From the beginning of 2023 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February, we issued $500 million of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $500 million of junior subordinated notes due in 2044.

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

•In May, we entered into an agreement with Ohio National to reinsure approximately $10 billion of account values of our PDI traditional variable annuity contracts issued by Pruco Life Insurance Company, a wholly-owned subsidiary of Prudential Financial, resulting in proceeds of approximately $650 million, which includes a statutory capital release, release of reserves, and ceding commission received, net of taxes. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

•In May, Prudential Financial received $900 million resulting from a policy loan transaction through our irrevocable trust, commonly referred to as a “rabbi trust,” that was created to support certain non-qualified retirement plans. For additional information regarding the rabbi trust, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

•In June, we redeemed $1.5 billion of 5.625% junior subordinated notes due in 2043.

•In July, we entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. This transaction, which represents approximately 30% of the Company’s reserves on its guaranteed universal life business, will result in proceeds of approximately $450 million, inclusive of a statutory capital release, subject to customary closing adjustments. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “—Individual Life” above for additional information regarding this reinsurance agreement.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2023, the Company had $48.1 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2023	December 31, 2022
	(in millions)
Equity(1)	$35,083	$34,399
Junior subordinated debt (including hybrid securities)	8,089	9,094
Other capital debt	4,972	4,977
Total capital	$48,144	$48,470
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2023, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	782%
Gibraltar Life consolidated(2)	903%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2023.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2023	$1.25	$468	2.7	$250
June 30, 2023	$1.25	$463	3.0	$250

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

As of June 30, 2023, Prudential Financial had highly liquid assets with a carrying value totaling $5,043 million, a decrease of $370 million from December 31, 2022. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,475 million as of June 30, 2023, a decrease of $60 million from December 31, 2022.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$4,535	$3,553
Dividends and/or returns of capital from subsidiaries(1)	1,813	144
Affiliated (borrowings)/loans - (capital activities)	930	773
Capital contributions to subsidiaries(2)	(438)	(1,367)
Total Business Capital Activity	2,305	(450)
Share repurchases(3)	(504)	(738)
Common Stock dividends(4)	(933)	(921)
Business dispositions(5)	0	4,481
Total Share Repurchases, Dividends and Business Disposition Activity	(1,437)	2,822
Proceeds from the issuance of debt	495	990
Repayments of debt	(1,508)	(1)
Total Debt Activity	(1,013)	989
Net interest expense	(508)	(458)
Affiliated (borrowings)/loans - (operating activities)(6)	384	371
Other, net(7)	209	241
Total Other Activity	85	154
Net increase/(decrease) in highly liquid assets	(60)	3,515
Highly Liquid Assets, end of period	$4,475	$7,068
__________
(1)2023 includes $900 million from a rabbi trust, $800 million from PICA, $58 million from international insurance subsidiaries, $30 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company, and $7 million from other subsidiaries. The proceeds and capital released related to the PDI variable annuity reinsurance transaction that closed during the second quarter of 2023 are reflected in Pruco Life, and not included in PFI’s Highly Liquid Assets balance as of June 30, 2023. 2022 includes $107 million from PGIM subsidiaries, $32 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries.
(2)2023 includes capital contributions of $394 million to PGIM subsidiaries (of which $324 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $44 million to international insurance subsidiaries and $1 million to other subsidiaries. 2022 includes capital contributions of $780 million to an international reinsurance subsidiary, $327 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2022 includes proceeds and capital releases related to the sales of the Full Service Retirement business and PALAC.
(6)Represent loans to and from subsidiaries to support business operating needs.
(7)2023 includes $146 million of proceeds from stock-based compensation and exercise of stock options. 2022 includes $201 million of proceeds from stock-based compensation and exercise of stock options.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2023, Prudential Financial received dividends of $800 million from PICA and $18 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first six months of 2023, Prudential Financial received dividends of $58 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2023, Prudential Financial received dividends and returns of capital of $900 million from a rabbi trust, $30 million from PGIM subsidiaries and $7 million from other subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2023
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$4.4	$1.0	$2.1	$7.5	$8.3
Fixed maturity investments(2):
High or highest quality	110.0	27.1	23.9	161.0	155.9
Other than high or highest quality	7.4	2.7	2.1	12.2	12.2
Subtotal	117.4	29.8	26.0	173.2	168.1
Public equity securities, at fair value	1.8	1.9	0.4	4.1	3.0
Total	$123.6	$32.7	$28.5	$184.8	$179.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held to maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2023
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$0.7	$3.3	$2.0	$6.0	$1.1
Fixed maturity investments(3):
High or highest quality(4)	31.9	62.7	13.6	108.2	108.8
Other than high or highest quality	0.3	0.9	3.2	4.4	4.0
Subtotal	32.2	63.6	16.8	112.6	112.8
Public equity securities	2.3	1.5	0.1	3.9	3.8
Total	$35.2	$68.4	$18.9	$122.5	$117.7
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of June 30, 2023, $77.7 billion, or 72%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of June 30, 2023, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy were in a net post position of $12.1 billion compared to a net post position of $10.8 billion as of December 31, 2022. The change in collateral position was primarily driven by the impact of equity market appreciation, and increasing interest rates.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis.

We hold both internal and external hedges primarily to hedge our USD-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their USD-denominated investments hedging our USD-equivalent equity attributable to changes in the yen-USD exchange rate.

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

	Six Months Ended June 30,
Cash Settlements Received (Paid):	2023	2022
	(in millions)
Internal Hedges(1)	$604	$434
External Hedges(2)(5)	(366)	(309)
Total Cash Settlements	$238	$125

Assets (Liabilities):	June 30, 2023	December 31, 2022
	(in millions)
Internal Hedges(1)	$1,312	$1,229
External Hedges(3)(5)	(13)	(132)
Total Assets (Liabilities)(4)	$1,299	$1,097
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $(14) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and $7 million, primarily denominated in Chilean peso, Brazilian real and Australian dollar for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes non-yen related assets (liabilities) of $(85) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of June 30, 2023 and $(19) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2022.
(4)As of June 30, 2023, approximately $398 million, $483 million, $274 million and $234 million of the net market values are scheduled to settle in 2023, 2024, 2025, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.
(5)Prior period amounts have been updated to conform to current period presentation.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2023			December 31, 2022
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$3,475	$2,622	$6,097	$3,548	$3,041	$6,589
Cash collateral for loaned securities	4,764	443	5,207	5,847	253	6,100
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$8,239	$3,065	$11,304	$9,395	$3,294	$12,689
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$7,709	$2,891	$10,600	$8,622	$3,189	$11,811
Weighted average maturity, in days(3)	7	5		17	5
__________
(1)The daily average outstanding balance for the three and six months ended June 30, 2023 was $9,335 million and $9,363 million, respectively, for PFI excluding the Closed Block division, and $3,031 million and $3,133 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of June 30, 2023, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $86.3 billion, of which $11.3 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2023, we believe approximately $11 billion of the remaining eligible assets are readily lendable, including approximately $8.9 billion relating to PFI excluding the Closed Block division, of which $1.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.1 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2023, total short-term and long-term debt of the Company on a consolidated basis was $19.6 billion, a decrease of $1.0 billion from December 31, 2022. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2023			December 31, 2022
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$469	$494	$25	$413	$438
Current portion of long-term debt	0	173	173	0	173	173
Other short-term debt	0	0	0	0	0	0
Subtotal	25	642	667	25	586	611
General obligation long-term debt:
Senior debt	10,113	0	10,113	10,115	0	10,115
Junior subordinated debt	8,046	43	8,089	9,047	47	9,094
Surplus notes(1)	0	345	345	0	345	345
Subtotal	18,159	388	18,547	19,162	392	19,554
Total general obligations	18,184	1,030	19,214	19,187	978	20,165
Limited and non-recourse borrowings(2):
Short-term debt	0	13	13	0	9	9
Current portion of long-term debt	0	83	83	0	155	155
Long-term debt	0	329	329	0	354	354
Total limited and non-recourse borrowings	0	425	425	0	518	518
Total borrowings	$18,184	$1,455	$19,639	$19,187	$1,496	$20,683
__________
(1)Amounts are net of assets under set-off arrangements of $12,290 million as of both June 30, 2023 and December 31, 2022, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $181 million and $208 million as of June 30, 2023 and December 31, 2022, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $230 million and $300 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Prudential Financial’s consolidated borrowings decreased $1.0 billion from December 31, 2022. In February 2023, the Company issued $500 million in aggregate principal amount of 6.750% junior subordinated notes due in March 2053. In June 2023, the Company redeemed, in full, $1.5 billion in aggregate principal amount of 5.625% junior subordinated notes due in 2043.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). We had Credit-Linked Note

Structures with an aggregate issuance capacity of $16,050 million as of both June 30, 2023 and December 31, 2022, of which $14,070 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2023.

	Surplus Notes		Outstanding as of June 30, 2023
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2023-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2023-2034	2,080	(2)	2,100
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,540		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	2,100		2,700
Total Credit-Linked Note Structures			$14,070		$16,050
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $2,080 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of June 30, 2023, we also had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing $700 million of Regulation XXX and $2,100 million of Guideline AXXX non-economic reserves. In addition, as of June 30, 2023, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

Market Risk Related to Interest Rates

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$320,833	$(31,675)		$316,070	$(30,524)
Commercial mortgage and other loans		53,425	(2,240)		52,479	(2,300)
Derivatives with interest rate risk:
Swaps	$359,841	(10,021)	(3,728)	$268,764	(8,565)	(3,631)
Futures	10,531	63	(836)	19,452	(12)	(309)
Options	73,482	(737)	(120)	49,351	(938)	241
Forwards	38,697	(361)	(115)	38,899	(581)	(185)
Synthetic GICs	82,181	0	(7)	84,338	0	(6)
Indexed universal life contracts		(1,166)	161		(986)	190
Indexed annuity contracts		(4,463)	(526)		(2,506)	(457)
Total embedded derivatives(2)		(5,629)	(365)		(3,492)	(267)
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		18,505	2,907		19,441	3,091
Policyholders’ account balances—investment contracts		65,478	2,069		66,602	1,944
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		188,974	30,174		182,304	28,942
Market risk benefits(5)		3,511	2,168		5,064	2,440
Net estimated potential loss			$(1,768)			$(564)
__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $312 billion and $308 billion as of June 30, 2023 and December 31, 2022, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(3)Excludes approximately $149 billion and $144 billion as of June 30, 2023 and December 31, 2022, respectively, of certain insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(5)Amounts reported net of third-party reinsurance.

Under U.S. GAAP, the fair value of the MRBs and embedded derivatives for certain features associated with indexed universal life and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits (“MRB”)” above. For information regarding the impacts of changes in the interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Impact of Changes in the Interest Rate Environment” above.

Market Risk Related to Equity Prices

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$10,453	$(1,045)		$9,049	$(905)
Equity-based derivatives(2)	$56,949	(390)	(341)	$51,501	(961)	(73)
Indexed universal life contracts		(1,166)	46		(986)	24
Indexed annuity contracts		(4,463)	1,106		(2,506)	841
Total embedded derivatives(2)(3)		(5,629)	1,152		(3,492)	865
Market risk benefits(4)		3,511	(1,079)		5,064	(1,026)
Net estimated potential loss			$(1,313)			$(1,139)
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
(4)Amounts reported net of third-party reinsurance.

Market Risk Related to Foreign Currency Exchange Rates

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$4,011	$401	$3,797	$380

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2023, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2023 through April 30, 2023	987,173	$84.97	980,390
May 1, 2023 through May 31, 2023	1,040,214	$80.93	1,029,051
June 1, 2023 through June 30, 2023	983,858	$85.17	978,375
Total	3,011,245		2,987,816	$500,000,000
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

The approximate dollar value of shares that may yet be purchased under the program does not reflect any applicable excise tax payable in connection with share repurchases, which is recorded as part of the cost basis of treasury stock and is assessed on the fair value of stock repurchases, reduced by the fair value of any shares issued during the period.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective January 30, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 30, 2023 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. Clawback Policy, effective June 13, 2023.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* This exhibit is a management contract or compensatory plan or arrangement.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	PRIAC	Prudential Retirement Insurance and Annuity Company
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POA	Prudential of Argentina

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investors Service, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Morningstar	Morningstar, Inc.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Ohio National	The Ohio National Life Insurance Company
Exchange Act	The Securities Exchange Act of 1934	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Fitch	Fitch Ratings Inc.	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Fortitude	Fortitude Group Holdings, LLC	POT	The Prudential Life Insurance Company of Taiwan Inc.
Great-West	Great-West Life & Annuity Insurance Company	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Hartford Financial	Hartford Financial Services Group, Inc.	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Inflation Reduction Act	The Inflation Reduction Act of 2022	U.S. GAAP	Generally accepted accounting principles in the United States of America

Acronyms

ACL	Allowance for Credit Losses	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AIR	Additional Insurance Reserves	LRR	Loss Recognition Reserves
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	MRB	Market Risk Benefits
ASC	Accounting Standards Codification	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CECL	Current Expected Credit Loss	NTG	Net-To-Gross
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
COVID-19	2019 Novel Coronavirus	OTC	Over-The-Counter
DAC	Deferred Policy Acquisition Costs	OTTI	Other-Than-Temporary Impairments
DPL	Deferred Profit Liability	PALAC	Prudential Annuities Life Assurance Corporation
DSI	Deferred Sales Inducements	PDI	Prudential Defined Income
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PFL	Profits Followed by Losses
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FLIAC	Fortitude Life Insurance and Annuity Company	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Financing Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To-Be-Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LIBOR	London Inter-Bank Offered Rate	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 3, 2023