Form 10-Q
period 2023-09-30
PRUDENTIAL FINANCIAL INC
filed 2023-11-02
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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

As of October 31, 2023, 361 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2023 and December 31, 2022 (in millions, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023-$239; 2022-$138) (amortized cost: 2023-$332,035; 2022-$335,447)(1)	$295,318	$307,719
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2023-$0; 2022-$2) (fair value: 2023-$0; 2022-$1,455)(1)	0	1,296
Fixed maturities, trading, at fair value (amortized cost: 2023-$8,671; 2022-$7,303)(1)	7,129	5,951
Assets supporting experience-rated contractholder liabilities, at fair value	2,943	2,844
Equity securities, at fair value (cost: 2023-$4,895; 2022-$5,306)(1)	7,039	7,150
Commercial mortgage and other loans (net of $332 and $203 allowance for credit losses; includes $387 and $137 of loans measured at fair value under the fair value option at September 30, 2023 and December 31, 2022, respectively)(1)	57,908	56,745
Policy loans	9,959	10,046
Other invested assets (net of $1 and $1 allowance for credit losses; includes $5,549 and $5,682 of assets measured at fair value at September 30, 2023 and December 31, 2022, respectively)(1)	21,868	21,099
Short-term investments (net of allowance for credit losses: 2023-$0; 2022-$6)	5,072	4,591
Total investments	407,236	417,441
Cash and cash equivalents(1)	16,892	17,251
Accrued investment income(1)	3,191	3,012
Deferred policy acquisition costs(2)	20,394	20,546
Value of business acquired(2)	514	621
Income tax assets	1,108	0
Market risk benefit assets(2)	2,200	800
Other assets (net of allowance for credit losses: 2023-$15; 2022-$26)(1)(2)	39,077	31,679
Separate account assets	190,642	197,679
TOTAL ASSETS	$681,254	$689,029
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(2)	$253,551	$261,773
Policyholders’ account balances(2)	140,788	135,624
Market risk benefit liabilities(2)	4,660	5,864
Policyholders’ dividends	657	694
Securities sold under agreements to repurchase	5,547	6,589
Cash collateral for loaned securities	6,067	6,100
Income tax liabilities(2)	0	277
Short-term debt	615	775
Long-term debt	18,877	19,908
Other liabilities (including allowance for credit losses: 2023-$15; 2022-$18 )(1)(2)	32,112	21,824
Notes issued by consolidated variable interest entities (includes $392 and $0 measured at fair value under the fair value option at September 30, 2023 and December 31, 2022, respectively)(1)	791	374
Separate account liabilities	190,642	197,679
Total liabilities	654,307	657,481
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 20)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2023 and December 31, 2022)	6	6
Additional paid-in capital	25,714	25,747
Common Stock held in treasury, at cost (304,991,645 and 300,342,458 shares at September 30, 2023 and December 31, 2022, respectively)	(23,568)	(23,068)
Accumulated other comprehensive income (loss)(2)	(7,831)	(3,806)
Retained earnings(2)	31,493	31,714
Total Prudential Financial, Inc. equity	25,814	30,593
Noncontrolling interests	1,133	955
Total equity	26,947	31,548
TOTAL LIABILITIES AND EQUITY	$681,254	$689,029
__________
(1)See Note 4 for details of balances associated with variable interest entities (“VIEs”).
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2023 and 2022 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Premiums (includes $36, $34, $311 and $(414) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively)(1)	$4,173	$15,845	$20,445	$30,011
Policy charges and fee income(1)	1,112	1,143	3,319	3,417
Net investment income	4,571	3,631	13,367	11,927
Asset management and service fees	952	966	2,787	3,086
Other income (loss)(1)	197	(896)	2,260	(845)
Realized investment gains (losses), net(1)	(2,402)	(430)	(3,123)	(3,110)
Change in value of market risk benefits, net of related hedging gains (losses)(1)	(251)	(58)	(160)	(1,038)
Total revenues	8,352	20,201	38,895	43,448
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	5,163	16,152	23,128	32,885
Change in estimates of liability for future policy benefits(1)	(49)	(35)	231	597
Interest credited to policyholders’ account balances(1)	872	691	3,002	1,395
Dividends to policyholders	(3)	90	619	118
Amortization of deferred policy acquisition costs(1)	361	363	1,092	1,092
General and administrative expenses(1)	3,066	3,066	9,413	9,213
Total benefits and expenses	9,410	20,327	37,485	45,300
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,058)	(126)	1,410	(1,852)
Total income tax expense (benefit)(1)	(251)	(11)	254	(274)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(807)	(115)	1,156	(1,578)
Equity in earnings of operating joint ventures, net of taxes	16	7	26	(53)
NET INCOME (LOSS)	(791)	(108)	1,182	(1,631)
Less: Income (loss) attributable to noncontrolling interests	11	(16)	11	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(802)	$(92)	$1,171	$(1,595)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(2.23)	$(0.26)	$3.17	$(4.32)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(2.23)	$(0.26)	$3.15	$(4.32)
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2023 and 2022 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(791)	$(108)	$1,182	$(1,631)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period(1)	(291)	(586)	(649)	(1,887)
Net unrealized investment gains (losses)(1)	(15,044)	(14,147)	(9,479)	(56,134)
Interest rate remeasurement of future policy benefits(1)	14,430	15,469	5,529	64,087
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(451)	(8)	(528)	1,299
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	22	52	67	505
Total	(1,334)	780	(5,060)	7,870
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(152)	307	(1,035)	2,608
Other comprehensive income (loss), net of taxes	(1,182)	473	(4,025)	5,262
Comprehensive income (loss)	(1,973)	365	(2,843)	3,631
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	(16)	11	(37)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,984)	$381	$(2,854)	$3,668
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)						1,443	16	1,459
Balance, March 31, 2023	6	25,643	32,708	(23,147)	(3,825)	31,385	1,062	32,447
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							30	30
Distributions to noncontrolling interests							(19)	(19)
Consolidations (deconsolidations) of noncontrolling interests							(36)	(36)
Stock-based compensation programs		33		44		77		77
Dividends declared on Common Stock			(463)			(463)		(463)
Comprehensive income:
Net income (loss)			511			511	(15)	496
Other comprehensive income (loss), net of tax					(2,824)	(2,824)	(1)	(2,825)
Total comprehensive income (loss)						(2,313)	(16)	(2,329)
Balance, June 30, 2023	6	25,676	32,756	(23,355)	(6,649)	28,434	1,021	29,455
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							5	5
Distributions to noncontrolling interests							(6)	(6)
Consolidations (deconsolidations) of noncontrolling interests							102	102
Stock-based compensation programs		38		39		77		77
Dividends declared on Common Stock			(461)			(461)		(461)
Comprehensive income:
Net income (loss)			(802)			(802)	11	(791)
Other comprehensive income (loss), net of tax					(1,182)	(1,182)	0	(1,182)
Total comprehensive income (loss)						(1,984)	11	(1,973)
Balance, September 30, 2023	$6	$25,714	$31,493	$(23,568)	$(7,831)	$25,814	$1,133	$26,947
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Nine Months Ended September 30, 2022 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021(1)	$6	$25,732	$35,183	$(21,838)	$(9,493)	$29,590	$732	$30,322
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(493)			(493)	(13)	(506)
Other comprehensive income (loss), net of tax					940	940	(1)	939
Total comprehensive income (loss)						447	(14)	433
Balance, March 31, 2022(1)	6	25,659	34,228	(22,051)	(8,553)	29,289	700	29,989
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(36)	(36)
Stock-based compensation programs		2		35		37		37
Dividends declared on Common Stock			(457)			(457)		(457)
Comprehensive income:
Net income (loss)			(1,010)			(1,010)	(7)	(1,017)
Other comprehensive income (loss), net of tax					3,850	3,850	0	3,850
Total comprehensive income (loss)						2,840	(7)	2,833
Balance, June 30, 2022(1)	6	25,661	32,761	(22,391)	(4,703)	31,334	683	32,017
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							14	14
Distributions to noncontrolling interests							(12)	(12)
Stock-based compensation programs		46		30		76		76
Dividends declared on Common Stock			(454)			(454)		(454)
Comprehensive income:
Net income (loss)			(92)			(92)	(16)	(108)
Other comprehensive income (loss), net of tax					473	473	0	473
Total comprehensive income (loss)						381	(16)	365
Balance, September 30, 2022(1)	$6	$25,707	$32,215	$(22,736)	$(4,230)	$30,962	$669	$31,631
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (in millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)(1)	$1,182	$(1,631)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	3,123	3,110
Change in value of market risk benefits, net of related hedging (gains) losses(1)	160	1,038
Policy charges and fee income(1)	(1,626)	(1,665)
Interest credited to policyholders’ account balances(1)	3,002	1,395
Depreciation and amortization(1)	1	58
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(426)	1,100
Change in:
Deferred policy acquisition costs(1)	(600)	(521)
Future policy benefits and other insurance liabilities(1)	4,729	5,997
Income taxes(1)	(282)	(1,505)
Derivatives, net(1)	(737)	(472)
Other, net(1)	(3,119)	(1,124)
Cash flows from (used in) operating activities	5,407	5,780
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	32,743	38,851
Fixed maturities, held-to-maturity	22	24
Fixed maturities, trading	862	1,421
Assets supporting experience-rated contractholder liabilities	1,693	11,011
Equity securities	3,237	3,070
Commercial mortgage and other loans	2,722	4,294
Policy loans	1,319	1,278
Other invested assets	797	1,427
Short-term investments	24,197	30,119
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(36,969)	(45,004)
Fixed maturities, trading	(1,774)	(385)
Assets supporting experience-rated contractholder liabilities	(1,741)	(11,346)
Equity securities	(2,393)	(2,992)
Commercial mortgage and other loans	(3,938)	(3,832)
Policy loans	(1,151)	(904)
Other invested assets	(1,949)	(2,127)
Short-term investments	(24,512)	(27,823)
Dispositions, net of cash disposed	0	422
Derivatives, net	(1,909)	(1,701)
Other, net	(280)	(65)
Cash flows from (used in) investing activities	(9,024)	(4,262)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	20,690	22,108
Policyholders’ account withdrawals	(13,646)	(18,212)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,075)	(142)
Cash dividends paid on Common Stock	(1,391)	(1,371)
Net change in financing arrangements (maturities 90 days or less)	(77)	(245)
Common Stock acquired	(754)	(1,113)
Common Stock reissued for exercise of stock options	91	128
Proceeds from the issuance of debt (maturities longer than 90 days)	662	2,538
Repayments of debt (maturities longer than 90 days)	(1,948)	(1,181)
Proceeds from notes issued by consolidated VIEs	484	0
Repayments of notes issued by consolidated VIEs	(39)	0
Other, net	470	1,565
Cash flows from (used in) financing activities	3,467	4,075
Effect of foreign exchange rate changes on cash balances	(220)	(446)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	(370)	5,147
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	0	(2,071)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(370)	7,218
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	17,299	12,934
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$16,929	$20,152

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (in millions)

	Nine Months Ended September 30,
	2023	2022
HELD-FOR-SALE CLASSIFICATION(1)(2)
Change in assets classified as held-for-sale	$0	$(153,935)
Change in liabilities classified as held-for-sale	0	(151,508)
Change in net assets classified as held-for-sale	$0	$(2,427)

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$276	$232
Novation of annuity contracts(3)	$491	$2,611
Assets transferred upon surrender of IRA contracts(4)	$2,019	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding Cash and cash equivalents	$2,264	$8,246
Liabilities assumed	3,257	8,764
Net cash received	$993	$518
Prismic Re reinsurance transaction(5):
Net assets transferred, excluding Cash and cash equivalents	$1,351	$0
Payable established under coinsurance with funds withheld	8,184	0
Reinsurance recoverables established for Future policy benefits ceded	(5,584)	0
Deposit assets established for Policyholders' account balances ceded	(3,723)	0
Unwind of Deferred policy acquisition costs ceded	23	0
Deferred reinsurance loss	(393)	0
Net cash paid	$(142)	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$16,892	$20,104
Restricted cash and restricted cash equivalents (included in “Other assets”)	37	48
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$16,929	$20,152
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
(4)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the sale of the Full Service Retirement business as a result of the surrender of certain Stable Value Individual Retirement Account (“IRA”) contracts from the Company to Great-West Life & Annuity Insurance Company. See Note 1 for additional information regarding this sale.
(5)See Note 12 for additional information regarding the reinsurance agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”).

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

In September 2023, the Company, through its Corporate and Other operations, invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company, LP (“Prismic HoldCo”), a Bermuda exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, Prismic Re is considered a related party. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other will reflect the Company’s share of earnings in Prismic HoldCo on a quarter lag. For information regarding the Company’s initial reinsurance transaction with Prismic Re, effective September 2023, see Note 12.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Operations:

	Three Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$16,247	$(402)	$15,845
Policy charges and fee income	1,233	(90)	1,143
Other income (loss)	(1,083)	187	(896)
Realized investment gains (losses), net	(514)	84	(430)
Change in value of market risk benefits, net of related hedging gain	0	(58)	(58)
Total revenues	20,480	(279)	20,201
BENEFITS AND EXPENSES
Policyholders' benefits	16,581	(429)	16,152
Change in estimates of liability for future policy benefits	0	(35)	(35)
Interest credited to policyholders' account balances	703	(12)	691
Amortization of deferred policy acquisition costs	485	(122)	363
General and administrative expenses	3,058	8	3,066
Total benefits and expenses	20,917	(590)	20,327
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(437)	311	(126)
Total income tax expense (benefit)	(148)	137	(11)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(289)	174	(115)
Equity in earnings of operating joint ventures, net of taxes	(1)	8	7
NET INCOME (LOSS)	(290)	182	(108)
Less: Income attributable to noncontrolling interests	(6)	(10)	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(284)	$192	$(92)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.78)	$0.52	$(0.26)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.78)	$0.52	$(0.26)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$31,311	$(1,300)	$30,011
Policy charges and fee income	4,243	(826)	3,417
Other income (loss)	(1,874)	1,029	(845)
Realized investment gains (losses), net	(1,977)	(1,133)	(3,110)
Change in value of market risk benefits, net of related hedging gain	0	(1,038)	(1,038)
Total revenues	46,716	(3,268)	43,448
BENEFITS AND EXPENSES
Policyholders' benefits	35,061	(2,176)	32,885
Change in estimates of liability for future policy benefits	0	597	597
Interest credited to policyholders' account balances	1,537	(142)	1,395
Amortization of deferred policy acquisition costs	1,913	(821)	1,092
General and administrative expenses	9,150	63	9,213
Total benefits and expenses	47,779	(2,479)	45,300
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,063)	(789)	(1,852)
Total income tax expense (benefit)	(206)	(68)	(274)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(857)	(721)	(1,578)
Equity in earnings of operating joint ventures, net of taxes	(49)	(4)	(53)
NET INCOME (LOSS)	(906)	(725)	(1,631)
Less: Income attributable to noncontrolling interests	(26)	(10)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(880)	$(715)	$(1,595)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(2.41)	$(1.91)	$(4.32)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(2.41)	$(1.91)	$(4.32)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(290)	$182	$(108)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(592)	6	(586)
Net unrealized investment gains (losses)	(13,182)	(965)	(14,147)
Interest rate remeasurement of future policy benefits	0	15,469	15,469
Gain (loss) from changes in non-performance risk on market risk benefits	0	(8)	(8)
Total	(13,722)	14,502	780
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,025)	3,332	307
Other comprehensive income (loss), net of taxes	(10,697)	11,170	473
Comprehensive income (loss)	(10,987)	11,352	365
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	(9)	(16)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(10,980)	$11,361	$381

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(906)	$(725)	$(1,631)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,928)	41	(1,887)
Net unrealized investment gains (losses)	(52,692)	(3,442)	(56,134)
Interest rate remeasurement of future policy benefits	0	64,087	64,087
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,299	1,299
Total	(54,115)	61,985	7,870
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(11,915)	14,523	2,608
Other comprehensive income (loss), net of taxes	(42,200)	47,462	5,262
Comprehensive income (loss)	(43,106)	46,737	3,631
Less: Comprehensive income (loss) attributable to noncontrolling interests	(28)	(9)	(37)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(43,078)	$46,746	$3,668

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unaudited Interim Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(906)	$(725)	$(1,631)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,977	1,133	3,110
Change in value of market risk benefits, net of related hedging (gain) loss	0	1,038	1,038
Policy charges and fee income	(1,915)	250	(1,665)
Interest credited to policyholders' account balances	1,537	(142)	1,395
Depreciation and amortization	62	(4)	58
Change in:
Deferred policy acquisition costs	277	(798)	(521)
Future policy benefits and other insurance liabilities	6,403	(406)	5,997
Income taxes	(1,437)	(68)	(1,505)
Derivatives, net	(913)	441	(472)
Other, net	(405)	(719)	(1,124)
Cash flows from (used in) operating activities	$5,780	$0	$5,780

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

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

On April 1, 2022, the Company completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a wholly owned subsidiary, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The PALAC block primarily consisted of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constituted approximately $30 billion of Prudential’s total in-force individual annuity account values at the closing of the transaction. The Company, through coinsurance and modified coinsurance agreements, has retained the economics of certain variable annuities, indexed annuities, and fixed annuities with a guaranteed lifetime withdrawal income feature issued by PALAC.

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

Excluding the gain on sale, the Full Service Retirement business generated pre-tax income/(loss) of $0 million and $(218) million for the three and nine months ended September 30, 2022, respectively. This amount excludes the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

ASSETS

Deferred policy acquisition costs (“DAC”) represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”. Upon the adoption of ASU 2018-02, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

DAC for most long-duration contracts is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of September 30, 2023, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 12 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Other assets” and amounts payable are included in “Other liabilities.” “Other assets” also includes recoverables from assumed modified coinsurance arrangements which generally reflect the fair value of the invested assets retained by the cedant and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract. Under coinsurance with funds withheld ceded arrangements, invested assets are retained by the Company. “Other liabilities” includes amounts payable to the reinsurer, which generally reflect the fair value of the invested assets retained by the Company and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in- force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in “Interest rate remeasurement of future policy benefits” in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASUs adopted during the nine months ended September 30, 2023

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,359	$747	$6,157	$0	$19,949
Obligations of U.S. states and their political subdivisions	8,905	154	1,062	0	7,997
Foreign government bonds	68,510	3,387	5,324	64	66,509
U.S. public corporate securities	105,698	942	17,276	93	89,271
U.S. private corporate securities(1)	41,659	637	4,078	27	38,191
Foreign public corporate securities	20,618	297	2,207	47	18,661
Foreign private corporate securities	34,563	177	5,421	6	29,313
Asset-backed securities(2)	13,349	216	201	2	13,362
Commercial mortgage-backed securities	10,932	5	1,027	0	9,910
Residential mortgage-backed securities(3)	2,442	17	304	0	2,155
Total fixed maturities, available-for-sale(1)	$332,035	$6,579	$43,057	$239	$295,318

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$0	$0	$0	$0	$0	$0
Foreign public corporate securities	0	0	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, held-to-maturity(4)	$0	$0	$0	$0	$0	$0
__________
(1)Excludes notes with amortized cost of $12,290 million (fair value, $12,290 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

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

In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio (amortized cost, net of allowance of $1,212 million) was reclassified to fixed maturities available-for-sale and recorded at fair value, while the $136 million net unrealized gain on the portfolio was recorded in “Accumulated other comprehensive income” as of September 30, 2023.

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,499	$565	$11,344	$5,592	$17,843	$6,157
Obligations of U.S. states and their political subdivisions	3,297	215	3,696	847	6,993	1,062
Foreign government bonds	10,240	574	18,507	4,745	28,747	5,319
U.S. public corporate securities	23,484	1,702	57,332	15,566	80,816	17,268
U.S. private corporate securities	7,695	370	25,553	3,708	33,248	4,078
Foreign public corporate securities	4,073	198	10,574	1,987	14,647	2,185
Foreign private corporate securities	6,311	414	20,938	5,005	27,249	5,419
Asset-backed securities	2,114	45	7,564	156	9,678	201
Commercial mortgage-backed securities	1,301	38	8,399	989	9,700	1,027
Residential mortgage-backed securities	350	13	1,500	291	1,850	304
Total fixed maturities, available-for-sale	$65,364	$4,134	$165,407	$38,886	$230,771	$43,020

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,009	$3,143	$2,563	$1,270	$20,572	$4,413
Obligations of U.S. states and their political subdivisions	5,510	526	558	202	6,068	728
Foreign government bonds	16,932	2,384	9,877	2,971	26,809	5,355
U.S. public corporate securities	58,816	7,790	15,780	5,726	74,596	13,516
U.S. private corporate securities	24,610	2,065	6,705	1,373	31,315	3,438
Foreign public corporate securities	10,168	932	4,098	993	14,266	1,925
Foreign private corporate securities	16,909	2,521	8,196	2,678	25,105	5,199
Asset-backed securities	5,385	130	5,059	156	10,444	286
Commercial mortgage-backed securities	9,289	655	1,080	206	10,369	861
Residential mortgage-backed securities	1,322	130	402	93	1,724	223
Total fixed maturities, available-for-sale	$166,950	$20,276	$54,318	$15,668	$221,268	$35,944

As of September 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $41,394 million and $33,778 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,626 million and $2,166 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2023, the $38,886 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and both U.S. and foreign government securities. As of December 31, 2022, the $15,668 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2023. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2023
	Available-for-Sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,091	$10,169
Due after one year through five years	51,618	49,759
Due after five years through ten years	61,821	58,437
Due after ten years(1)	181,782	151,526
Asset-backed securities	13,349	13,362
Commercial mortgage-backed securities	10,932	9,910
Residential mortgage-backed securities	2,442	2,155
Total	$332,035	$295,318
__________
(1)Excludes available-for-sale notes with amortized cost of $12,290 million (fair value, $12,290 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$6,619	$4,978	$20,741	$24,056
Proceeds from maturities/prepayments	4,051	5,186	12,092	14,792
Gross investment gains from sales and maturities	295	325	724	940
Gross investment losses from sales and maturities	(734)	(376)	(1,436)	(1,963)
Write-downs recognized in earnings(2)	(53)	(21)	(63)	(113)
(Addition to) release of allowance for credit losses	37	(42)	(101)	(37)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$4	$7	$21	$24
(Addition to) release of allowance for credit losses	2	1	2	3
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(90) million and $3 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1 million and less than $1 million for the nine months ended September 30, 2023 and 2022, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$56	$219	$1	$0	$0	$276
Additions to allowance for credit losses not previously recorded	0	0	9	0	0	0	9
Reductions for securities sold during the period	0	0	(71)	0	0	0	(71)
Additions (reductions) on securities with previous allowance	0	8	16	1	0	0	25
Balance, end of period	$0	$64	$173	$2	$0	$0	$239

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$6	$102	$1	$0	$0	$109
Additions to allowance for credit losses not previously recorded	0	0	30	4	0	0	34
Reductions for securities sold during the period	0	(3)	(2)	0	0	0	(5)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(2)	15	0	0	0	13
Balance, end of period	$0	$1	$145	$5	$0	$0	$151

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	87	0	0	0	149
Reductions for securities sold during the period	0	0	(116)	0	0	0	(116)
Additions (reductions) on securities with previous allowance	0	1	66	1	0	0	68
Balance, end of period	$0	$64	$173	$2	$0	$0	$239

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	103	5	0	0	119
Reductions for securities sold during the period	0	(5)	(55)	0	0	0	(60)
Reductions for securities with intent to sell	0	(13)	(67)	0	0	0	(80)
Additions (reductions) on securities with previous allowance	0	1	57	0	0	0	58
Balance, end of period	$0	$1	$145	$5	$0	$0	$151

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses(1)	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$0	$0
__________
(1)In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$3	$0	$0	$0	$3
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses(1)	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$0	$0
__________
(1)In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

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

For the three months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release in the capital goods and utilities sectors within corporate securities due to investment restructurings. Partially offsetting the release, was a net addition within foreign government securities due to adverse projected cash flows. For the three months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer non-cyclical, capital goods and utility sectors within corporate securities, partially offset by a net release within the transportation sector.

For the nine months ended September 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and technology sectors within corporate securities as well as foreign government securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the capital goods and utility sectors within corporate securities. For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the capital goods, consumer non-cyclical and utility sectors within corporate securities, partially offset by net releases in the communications and transportation sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2023 or December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$77	$75	$91	$88
Foreign government bonds	625	609	705	668
U.S. government authorities and agencies and obligations of U.S. states	192	204	188	189
Total fixed maturities(1)	894	888	984	945
Equity securities	1,476	2,055	1,628	1,899
Total assets supporting experience-rated contractholder liabilities(2)	$2,370	$2,943	$2,612	$2,844
__________
(1)As a percentage of amortized cost, 99% and 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2023 and December 31, 2022, respectively.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities, as of both September 30, 2023 and December 31, 2022.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(27) million and $(52) million during the three months ended September 30, 2023 and 2022, respectively and $341 million and $(743) million during the nine months ended September 30, 2023 and 2022, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(295) million and $(496) million during the three months ended September 30, 2023 and 2022, respectively and $(190) million and $(1,653) million during the nine months ended September 30, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(276) million and $(396) million during the three months ended September 30, 2023 and 2022, respectively and $300 million and $(1,253) million during the nine months ended September 30, 2023 and 2022, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$59,682	$58,439	$65,198	$64,959
Fixed maturities, held-to-maturity	0	0	706	831
Fixed maturities, trading	18	17	20	19
Assets supporting experience-rated contractholder liabilities	537	521	613	587
Total	$60,237	$58,977	$66,537	$66,396

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,838	$2,673	$2,264	$2,010
Short-term investments	1	1	60	61
Cash equivalents	437	437	210	210
Total	$3,276	$3,111	$2,534	$2,281

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,403	14.6%	$9,096	16.2%
Retail	5,869	10.2	6,103	10.8
Apartments/Multi-Family	15,985	27.7	15,381	27.3
Industrial	14,430	25.0	13,079	23.2
Hospitality	2,139	3.7	2,027	3.6
Other	3,939	6.8	3,791	6.7
Total commercial mortgage loans	50,765	88.0	49,477	87.8
Agricultural property loans	6,939	12.0	6,857	12.2
Total commercial mortgage and agricultural property loans	57,704	100.0%	56,334	100.0%
Allowance for credit losses	(331)		(201)
Total net commercial mortgage and agricultural property loans	57,373		56,133
Other loans:
Uncollateralized loans	406		463
Residential property loans	30		43
Other collateralized loans	100		108
Total other loans	536		614
Allowance for credit losses	(1)		(2)
Total net other loans	535		612
Total net commercial mortgage and other loans(1)	$57,908		$56,745
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of September 30, 2023 and December 31, 2022, the net carrying value of these loans were $387 million and $137 million, respectively.

As of September 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (31%), Texas (8%) and New York (6%), and included loans secured by properties in Europe (6%), Asia (1%), Mexico (1%) and Australia (1%).
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$224	$16	$0	$0	$1	$241
Addition to (release of) allowance for expected losses	90	0	0	0	0	90
Reduction for loans sold during the period	0	0	0	0	0	0
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$315	$16	$0	$0	$1	$332

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$156	$8	$0	$0	$32	$196
Addition to (release of) allowance for expected losses	22	2	0	0	0	24
Reclassified (to) from “Assets held-for-sale”	(6)	0	0	0	0	(6)
Other	4	0	0	0	0	4
Allowance, end of period	$176	$10	$0	$0	$32	$218

	Nine Months Ended September 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	125	3	0	0	0	128
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Change in foreign exchange	2	0	0	0	0	2
Allowance, end of period	$315	$16	$0	$0	$1	$332

	Nine Months Ended September 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	62	6	0	0	28	96
Reclassified (to) from “Assets held-for-sale”	0	0	0	0	0	0
Other	3	0	0	0	0	3
Allowance, end of period	$176	$10	$0	$0	$32	$218

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For the three months ended September 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves and increases to the portfolio reserve to reflect declining market conditions. For the three months ended September 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to the portfolio reserve to reflect declining market conditions.

For the nine months ended September 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves and increases to the portfolio reserve to reflect declining market conditions. For the nine months ended September 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to the portfolio reserve to reflect declining market conditions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,340	$946	$2,243	$1,393	$3,454	$18,461	$0	$27,837
60%-69.99%	1,600	1,636	2,846	1,542	2,113	4,089	0	13,826
70%-79.99%	833	966	1,003	46	939	1,824	0	5,611
80% or greater	85	130	148	282	185	2,661	0	3,491
Total	$3,858	$3,678	$6,240	$3,263	$6,691	$27,035	$0	$50,765
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,494	$3,161	$6,078	$3,169	$6,063	$23,697	$0	$45,662
1.0 - 1.2x	214	365	84	39	307	1,762	0	2,771
Less than 1.0x	150	152	78	55	321	1,576	0	2,332
Total	$3,858	$3,678	$6,240	$3,263	$6,691	$27,035	$0	$50,765
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$194	$891	$2,020	$784	$460	$1,593	$86	$6,028
60%-69.99%	98	671	40	56	20	4	0	889
70%-79.99%	7	0	0	0	15	0	0	22
80% or greater	0	0	0	0	0	0	0	0
Total	$299	$1,562	$2,060	$840	$495	$1,597	$86	$6,939
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$294	$1,549	$2,017	$809	$494	$1,510	$86	$6,759
1.0 - 1.2x	0	5	43	31	0	74	0	153
Less than 1.0x	5	8	0	0	1	13	0	27
Total	$299	$1,562	$2,060	$840	$495	$1,597	$86	$6,939

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$50,707	$0	$0	$58	$58	$50,765	$61
Agricultural property loans	6,935	0	4	0	4	6,939	25
Residential property loans	30	0	0	0	0	30	0
Other collateralized loans	100	0	0	0	0	100	0
Uncollateralized loans	406	0	0	0	0	406	25
Total	$58,178	$0	$4	$58	$62	$58,240	$111
__________
(1)As of September 30, 2023, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended September 30, 2023 and 2022 and $1 million and less than $1 million for the nine months ended September 30, 2023 and 2022. Loans on non-accrual status that did not have a related allowance for credit losses were $108 million and $27 million as of September 30, 2023 and December 31, 2022, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2023 and December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$8,556	$7,215
Hedge funds	3,145	3,220
Real estate-related	2,592	2,793
Subtotal equity method	14,293	13,228
Fair value:
Private equity	1,341	1,476
Hedge funds	2,068	1,908
Real estate-related	276	305
Subtotal fair value	3,685	3,689
Total LPs/LLCs	17,978	16,917
Real estate held through direct ownership(1)	1,821	1,617
Derivative instruments	1,001	1,457
Other(2)	1,068	1,108
Total other invested assets	$21,868	$21,099
_________
(1)As of September 30, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $181 million and $208 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Fixed maturities	$2,662	$2,517
Equity securities	9	6
Commercial mortgage and other loans	203	190
Policy loans	253	253
Other invested assets	16	18
Short-term investments and cash equivalents	48	28
Total accrued investment income	$3,191	$3,012

Write-downs on accrued investment income were less than $1 million for both the three months ended September 30, 2023 and 2022, and less than $1 million for both the nine months ended September 30, 2023 and 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities, available-for-sale(1)	$3,390	$2,836	$9,921	$8,666
Fixed maturities, held-to-maturity(1)	48	52	148	160
Fixed maturities, trading	65	56	177	171
Assets supporting experience-rated contractholder liabilities	9	11	34	155
Equity securities	38	27	142	103
Commercial mortgage and other loans	578	533	1,681	1,646
Policy loans	124	125	372	376
Other invested assets(2)	352	70	1,046	1,002
Short-term investments and cash equivalents	260	143	720	218
Gross investment income	4,864	3,853	14,241	12,497
Less: investment expenses(2)	(293)	(222)	(874)	(570)
Net investment income	$4,571	$3,631	$13,367	$11,927
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.
(2)Prior period amounts reclassified to conform to current period presentation.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities(1)	$(453)	$(113)	$(874)	$(1,170)
Commercial mortgage and other loans	(83)	(9)	(109)	(75)
Investment real estate	22	(7)	49	83
LPs/LLCs	(4)	(13)	(21)	(19)
Derivatives	(1,972)	(285)	(2,277)	(1,928)
Other	88	(3)	109	(1)
Realized investment gains (losses), net	$(2,402)	$(430)	$(3,123)	$(3,110)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(95)	$(45)
Fixed maturity securities, available-for-sale without an allowance(1)	(36,383)	(27,545)
Derivatives designated as cash flow hedges(2)	1,947	2,616
Derivatives designated as fair value hedges(2)	(18)	(54)
Other investments(3)	17	2
Net unrealized gains (losses) on investments	$(34,532)	$(25,026)
__________
(1)Includes $136 million of net unrealized gains related to the transfer of held-to-maturity securities to available-for-sale securities.
(2)For additional information regarding cash flow and fair value hedges, see Note 5.
(3)Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,149	$0	$0	$5,149	$6,179	$200	$200	$6,579
'U.S. public corporate securities	0	94	0	94	0	0	0	0
Foreign public corporate securities	0	22	0	22	0	0	0	0
Commercial mortgage-backed securities	282	0	0	282	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	10	0	0	10
Total securities sold under agreements to repurchase	$5,431	$116	$0	$5,547	$6,189	$200	$200	$6,589

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	48	0	48	61	0	61
Foreign government bonds	236	1	237	285	14	299
U.S. public corporate securities	3,823	499	4,322	4,109	395	4,504
Foreign public corporate securities	589	93	682	806	69	875
Equity securities	777	0	777	360	0	360
Total cash collateral for loaned securities(1)	$5,474	$593	$6,067	$5,622	$478	$6,100
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Fixed maturities, available-for-sale	$440	$398	$782	$90
Fixed maturities, held-to-maturity	0	0	0	689
Fixed maturities, trading	547	164	0	0
Equity securities	119	85	0	0
Commercial mortgage and other loans	669	784	0	0
Other invested assets	4,019	3,397	438	68
Cash and cash equivalents	342	375	0	0
Accrued investment income	3	2	2	3
Other assets	591	352	600	706
Total assets of consolidated VIEs	$6,730	$5,557	$1,822	$1,556
Other liabilities	$586	$389	$0	$0
Notes issued by consolidated VIEs(2)	791	374	0	0
Total liabilities of consolidated VIEs	$1,377	$763	$0	$0
__________
(1)Total assets of consolidated VIEs reflect $3,771 million and $3,403 million as of September 30, 2023 and December 31, 2022, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2023, the maturities of these obligations were between 0 and 12 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $844 million and $950 million as of September 30, 2023 and December 31, 2022, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $17,978 million and $16,917 million as of September 30, 2023 and December 31, 2022, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,005 million and $1,455 million as of September 30, 2023 and December 31, 2022, respectively, and total derivative liabilities of $5,421 million and $3,055 million as of September 30, 2023 and December 31, 2022, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,743	$6	$(437)	$3,627	$66	$(245)
Interest Rate Forwards	50	0	(18)	398	0	(85)
Foreign Currency
Foreign Currency Forwards	4,707	116	(183)	4,830	155	(262)
Currency/Interest Rate
Foreign Currency Swaps	27,436	2,896	(390)	25,636	3,469	(333)
Total Derivatives Designated as Hedge Accounting Instruments	$35,936	$3,018	$(1,028)	$34,491	$3,690	$(925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$224,304	$13,132	$(28,286)	$212,934	$9,097	$(21,154)
Interest Rate Futures	13,253	26	(11)	18,080	13	(24)
Interest Rate Options	32,398	523	(1,638)	9,778	224	(280)
Interest Rate Forwards	3,084	88	(188)	2,354	21	(42)
Foreign Currency
Foreign Currency Forwards	28,568	1,405	(1,357)	31,317	1,556	(1,924)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	7,916	704	(155)	8,410	813	(170)
Credit
Credit Default Swaps	6,407	29	(39)	6,351	27	(57)
Equity
Equity Futures	1,081	0	(5)	1,372	1	(2)
Equity Options	48,867	896	(1,462)	38,323	708	(1,590)
Total Return Swaps	10,701	361	(135)	11,806	106	(184)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	80,152	1	(1)	84,338	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$457,981	$17,165	$(33,277)	$426,313	$12,567	$(25,428)
Total Derivatives(2)(3)	$493,917	$20,183	$(34,305)	$460,804	$16,257	$(26,353)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,051 million and $2,997 million as of September 30, 2023 and December 31, 2022, respectively, primarily included in "Policyholder account balances" and “Other liabilities”.
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2023, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2023		December 31, 2022
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$206	$10	$297	$27
Commercial mortgage and other loans	$0	$0	$0	$0
Policyholders’ account balances	$(742)	$322	$(966)	$217
Future policy benefits	$(2,238)	$502	$(2,354)	$391
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

	September 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$20,084	$(19,178)	$906	$(210)	$696
Securities purchased under agreement to resell	607	0	607	(467)	140
Total assets	$20,691	$(19,178)	$1,513	$(677)	$836
Offsetting of Financial Liabilities:
Derivatives	$34,305	$(28,884)	$5,421	$(5,175)	$246
Securities sold under agreement to repurchase	5,547	0	5,547	(5,265)	282
Total liabilities	$39,852	$(28,884)	$10,968	$(10,440)	$528

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,178	$(14,802)	$1,376	$(702)	$674
Securities purchased under agreement to resell	385	0	385	(385)	0
Total assets	$16,563	$(14,802)	$1,761	$(1,087)	$674
Offsetting of Financial Liabilities:
Derivatives	$26,352	$(23,298)	$3,054	$(3,054)	$0
Securities sold under agreement to repurchase	6,589	0	6,589	(6,589)	0
Total liabilities	$32,941	$(23,298)	$9,643	$(9,643)	$0
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

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$10	$0	$0	$0	$0	$(110)	$(141)	$0
Currency	0	0	0	0	0	0	(73)	0
Total gains (losses) on derivatives designated as hedge instruments	10	0	0	0	0	(110)	(214)	0
Gains (losses) on the hedged item:
Interest Rate	(9)	0	3	0	0	104	189	0
Currency	0	0	0	0	0	0	72	0
Total gains (losses) on hedged item	(9)	0	3	0	0	104	261	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	131
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	131
Total gains (losses) on fair value hedges net of hedged item	1	0	3	0	0	(6)	45	131
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	(40)
Currency	0	0	0	0	0	0	0	0
Currency/Interest Rate	3	0	75	144	0	0	0	(109)
Total gains (losses) on cash flow hedges	3	0	72	144	0	0	0	(149)
Net investment hedges
Currency	0	0	0	0	0	0	0	11
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	11
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,918)	(2,314)	0	0	0	0	0	0
Currency	70	0	0	(1)	0	0	0	0
Currency/Interest Rate	34	0	0	1	0	0	0	0
Credit	1	0	0	0	0	0	0	0
Equity	(461)	314	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	298	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,976)	(2,000)	0	0	0	0	0	0
Total	$(1,972)	$(2,000)	$75	$144	$0	$(6)	$45	$(7)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$11	$0	$0	$0	$0	$(126)	$(155)	$0
Currency	(1)	0	(1)	0	0	0	26	0
Total gains (losses) on derivatives designated as hedge instruments	10	0	(1)	0	0	(126)	(129)	0
Gains (losses) on the hedged item:
Interest Rate	(10)	0	9	0	0	105	185	0
Currency	0	0	0	0	0	0	(25)	0
Total gains (losses) on hedged item	(10)	0	9	0	0	105	160	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(6)	36
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(6)	36
Total gains (losses) on fair value hedges net of hedged item	0	0	8	0	0	(21)	25	36
Cash flow hedges
Interest Rate	(22)	0	(10)	0	0	0	0	(9)
Currency	8	0	0	0	0	0	0	(40)
Currency/Interest Rate	51	0	237	(2)	0	0	0	(620)
Total gains (losses) on cash flow hedges	37	0	227	(2)	0	0	0	(669)
Net investment hedges
Currency	0	0	0	0	0	0	0	27
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,693)	(3,069)	0	0	0	0	0	0
Currency	(440)	0	0	4	0	0	0	0
Currency/Interest Rate	(29)	0	0	(1)	0	0	0	0
Credit	86	0	0	0	0	0	0	0
Equity	689	(363)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(918)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,305)	(3,432)	0	3	0	0	0	0
Total	$(2,268)	$(3,432)	$235	$1	$0	$(21)	$25	$(606)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$11	$0	$(1)	$0	$0	$(106)	$(114)	$0
Currency	1	0	0	0	0	0	(144)	0
Total gains (losses) on derivatives designated as hedge instruments	12	0	(1)	0	0	(106)	(258)	0
Gains (losses) on the hedged item:
Interest Rate	(11)	0	3	0	0	104	109	0
Currency	(1)	0	2	0	0	0	151	0
Total gains (losses) on hedged item	(12)	0	5	0	0	104	260	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(1)	(74)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(1)	(74)
Total gains (losses) on fair value hedges net of hedged item	0	0	4	0	0	(2)	1	(74)
Cash flow hedges
Interest Rate	1	0	1	0	0	0	0	(76)
Currency	6	0	0	0	0	0	0	181
Currency/Interest Rate	27	0	77	279	0	0	0	1,548
Total gains (losses) on cash flow hedges	34	0	78	279	0	0	0	1,653
Net investment hedges
Currency	0	0	0	0	0	0	0	23
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	23
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(695)	(1,376)	0	0	0	0	0	0
Currency	2	0	0	2	0	0	0	0
Currency/Interest Rate	501	0	0	4	0	0	0	0
Credit	(11)	0	0	0	0	0	0	0
Equity	(331)	278	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	224	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(310)	(1,098)	0	6	0	0	0	0
Total	$(276)	$(1,098)	$82	$285	$0	$(2)	$1	$1,602

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$39	$0	$(4)	$0	$0	$(373)	$(432)	$0
Currency	(29)	0	(1)	0	0	0	(351)	0
Total gains (losses) on derivatives designated as hedge instruments	10	0	(5)	0	0	(373)	(783)	0
Gains (losses) on the hedged item:
Interest Rate	(39)	0	10	0	0	389	441	0
Currency	31	0	8	0	0	0	348	0
Total gains (losses) on hedged item	(8)	0	18	0	0	389	789	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	(11)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	(11)
Total gains (losses) on fair value hedges net of hedged item	2	0	13	0	0	16	3	(11)
Cash flow hedges
Interest Rate	(5)	0	2	0	0	0	0	(210)
Currency	10	0	0	0	0	0	0	325
Currency/Interest Rate	76	0	214	750	0	0	0	2,965
Total gains (losses) on cash flow hedges	81	0	216	750	0	0	0	3,080
Net investment hedges
Currency	0	0	0	0	0	0	0	33
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	33
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,081)	(6,235)	0	0	0	0	0	0
Currency	(369)	0	0	1	0	0	0	0
Currency/Interest Rate	1,287	0	0	8	0	0	0	0
Credit	(174)	0	0	0	0	0	0	0
Equity	(197)	1,799	0	0	0	0	0	0
Other	2	0	0	0	0	0	0	0
Embedded Derivatives	535	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,997)	(4,436)	0	9	0	0	0	0
Total	$(1,914)	$(4,436)	$229	$759	$0	$16	$3	$3,102
_______
(1)Excluding changes related to net investment hedges using non-derivative instruments of $15 million and $60 million for the three months ended and nine months ended September 30, 2023, and $2 million and $134 million for three months ended and nine months ended September 30, 2022, respectively
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI:
Interest Rate	(41)
Currency	(29)
Currency/Interest Rate	(334)
Total amount recorded in AOCI	(404)
Amount reclassified from AOCI to income:
Interest Rate	32
Currency	(11)
Currency/Interest Rate	(286)
Total amount reclassified from AOCI to income	(265)
Balance, September 30, 2023	$1,947

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2023 values, it is estimated that a pre-tax gain of approximately $315 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2024.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $25 million and $86 million for the three and nine months ended September 30, 2023, respectively, and $26 million and $166 million for the three and nine months ended September 30, 2022, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	8	0	0	0	4,619	(20)	0	0	0	0	974	15	5,601	(5)
Total	$8	$0	$0	$0	$4,619	$(20)	$0	$0	$0	$0	$974	$15	$5,601	$(5)

	December 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	48	0	0	0	5,197	(46)	0	0	0	0	782	15	6,027	(31)
Total	$48	$0	$0	$0	$5,197	$(46)	$0	$0	$0	$0	$782	$15	$6,027	$(31)
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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2023 and December 31, 2022, the Company had $806 million and $324 million of outstanding notional amounts and reported at fair value as a liability of $6 million and an asset of $1 million, respectively.

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

As of September 30, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,949	$0	$	$19,949
Obligations of U.S. states and their political subdivisions	0	7,990	7		7,997
Foreign government bonds	0	66,501	8		66,509
U.S. corporate public securities	0	89,206	65		89,271
U.S. corporate private securities(2)	0	35,346	2,845		38,191
Foreign corporate public securities	0	18,600	61		18,661
Foreign corporate private securities	0	27,627	1,686		29,313
Asset-backed securities(3)	0	12,943	419		13,362
Commercial mortgage-backed securities	0	8,989	921		9,910
Residential mortgage-backed securities	0	2,155	0		2,155
Subtotal	0	289,306	6,012		295,318
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	204	0		204
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	609	0		609
Corporate securities	0	75	0		75
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	873	1,182	0		2,055
All other(4)	0	0	0		0
Subtotal	873	2,070	0		2,943
Market risk benefit assets	0	0	2,200		2,200
Fixed maturities, trading	0	6,832	297		7,129
Equity securities	4,949	1,349	741		7,039
Commercial mortgage and other loans	0	387	0		387
Other invested assets(5)	33	20,148	861	(19,178)	1,864
Short-term investments	218	3,452	24		3,694
Cash equivalents	1,494	6,480	0		7,974
Other assets	0	378	281		659
Separate account assets(6)(7)	8,229	153,236	1,160		162,625
Total assets	$15,796	$483,638	$11,576	$(19,178)	$491,832
Market risk benefit liabilities	$0	$0	$4,660	$	$4,660
Policyholders’ account balances	0	0	6,108		6,108
Other liabilities	18	33,852	1	(28,884)	4,987
Notes issued by consolidated VIEs	0	0	392		392
Total liabilities	$18	$33,852	$11,161	$(28,884)	$16,147

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,069	$0	$	$26,069
Obligations of U.S. states and their political subdivisions	0	9,682	7		9,689
Foreign government bonds	0	73,218	8		73,226
U.S. corporate public securities	0	87,521	65		87,586
U.S. corporate private securities(2)	0	34,487	2,392		36,879
Foreign corporate public securities	0	20,621	66		20,687
Foreign corporate private securities	0	26,325	1,335		27,660
Asset-backed securities(3)	0	12,582	269		12,851
Commercial mortgage-backed securities	0	9,644	1,011		10,655
Residential mortgage-backed securities	0	2,408	9		2,417
Subtotal	0	302,557	5,162		307,719
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	189	0		189
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	668	0		668
Corporate securities	0	88	0		88
Asset-backed securities(3)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	780	1,119	0		1,899
All other(4)	0	0	0		0
Subtotal	780	2,064	0		2,844
Market risk benefit assets	0	0	800		800
Fixed maturities, trading	0	5,647	304		5,951
Equity securities	4,338	2,185	627		7,150
Commercial mortgage and other loans	0	137	0		137
Other invested assets(5)	15	16,241	539	(14,802)	1,993
Short-term investments	341	3,428	18		3,787
Cash equivalents	544	6,930	0		7,474
Other assets	0	0	152		152
Separate account assets(6)(7)	8,310	162,414	1,081		171,805
Total assets	$14,328	$501,603	$8,683	$(14,802)	$509,812
Market risk benefit liabilities	$0	$0	$5,864	$	$5,864
Policyholders’ account balances	0	0	3,492		3,492
Other liabilities	26	25,953	1	(23,298)	2,682
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$26	$25,953	$9,357	$(23,298)	$12,038
__________
(1)“Netting” amounts represent cash collateral of $(9,706) million and $(8,496) million as of September 30, 2023 and December 31, 2022, respectively.
(2)Excludes notes with fair value of $12,290 million (carrying amount of $12,290 million) and $8,040 million (carrying amount of $8,040 million) as of September 30, 2023 and December 31, 2022, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)All other represents cash equivalents and short-term investments.
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2023 and December 31, 2022, the fair values of such investments were $3,685 million and $3,689 million, respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2023 and December 31, 2022, the fair value of such investments were $28,017 million and $25,874 million, respectively.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,793	Discounted cash flow	Discount rate	0.62%	21%	11.59%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	9.59%	63.62%	53.43%	Increase
Commercial mortgage-backed securities	$921	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(7)	$2,200	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.48%	2.09%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$230	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	6.7X	Increase
		Net Asset Value	Share price	$3	$1,714	$708	Increase
Liabilities:
Market risk benefit liabilities(7)	$4,660	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.48%	2.09%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(8)	$6,108	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.48%	2.15%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	28%		Increase
			Option Budget(14)	(1)%	6%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,128	Discounted cash flow	Discount rate	0.61%	20%	8.09%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	23.5X	8.3X	Increase
		Liquidation	Liquidation value	8.16%	8.25%	8.21%	Increase
Market risk benefit assets(7)	$800	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.50%	2.20%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Equity securities	$290	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$6	$1,708	$22	Increase
Separate account assets-commercial mortgage loans(6)	$74	Discounted cash flow	Spread	1.25%	2.10%	1.44%	Decrease
Liabilities:
Market risk benefit liabilities(7)	$5,864	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$3,492	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.17%	1.93%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase
___________
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)Excludes notes which have been offset with the associated debt under a netting agreement.
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
(7)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company (“Ohio National”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for Ohio National, which may differ from that of the Company’s; however, the NPR spreads for Ohio National were developed using a methodology similar to that of the Company.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77% respectively. As of September 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30, 2023(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	4,461	(81)	393	(23)	0	(247)	14	289	(149)	4,657	(86)
Structured securities(4)	1,264	(45)	166	(1)	0	(5)	(1)	76	(114)	1,340	(45)
Other assets:
Fixed maturities, trading	302	(4)	32	(39)	0	(5)	9	0	2	297	(5)
Equity securities	773	11	19	(1)	0	(28)	0	2	(35)	741	12
Other invested assets	865	(7)	5	(2)	0	0	0	0	0	861	(7)
Short-term investments	25	1	12	0	0	(14)	0	0	0	24	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	229	26	33	0	0	(7)	0	0	0	281	19
Separate account assets(5)	1,175	0	87	(82)	0	(2)	0	42	(60)	1,160	(12)
Liabilities:
Policyholders’ account balances(6)	(5,629)	(97)	0	0	(410)	0	28	0	0	(6,108)	(263)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	(392)	0	0	(392)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(4)	$0	$0	$(130)	$8	$(1)	$0	$0	$(130)
Other assets:
Fixed maturities, trading	0	(4)	0	0	0	0	(5)	0	0
Equity securities	0	11	0	0	0	0	12	0	0
Other invested assets	(5)	(2)	0	0	0	(5)	(2)	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	26	0	0	0	0	19	0	0	0
Separate account assets(5)	0	0	0	0	0	0	0	(12)	0
Liabilities:
Policyholders’ account balances	(97)	0	0	0	0	(263)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	(46)	1,657	(198)	0	(747)	(6)	307	(168)	4,657	(47)
Structured securities(4)	1,289	(74)	405	(6)	0	(30)	(1)	113	(356)	1,340	(81)
Other assets:
Fixed maturities, trading	304	(1)	98	(39)	0	(18)	10	0	(57)	297	(5)
Equity securities	627	5	28	(68)	0	(34)	216	3	(36)	741	(5)
Other invested assets	539	(26)	359	(11)	0	0	0	0	0	861	(26)
Short-term investments	18	4	43	0	0	(41)	0	0	0	24	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	152	34	107	0	0	(12)	0	0	0	281	22
Separate account assets(5)	1,081	88	396	(279)	0	(68)	0	45	(103)	1,160	75
Liabilities:
Policyholders’ account balances(6)	(3,492)	(1,368)	0	0	(1,249)	0	1	0	0	(6,108)	(525)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	(392)	0	0	(392)	0

	Nine Months Ended September 30, 2023(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(20)	$0	$0	$(111)	$11	$(3)	$0	$0	$(125)
Other assets:
Fixed maturities, trading	0	(2)	0	0	1	0	(5)	0	0
Equity securities	(1)	6	0	0	0	0	(5)	0	0
Other invested assets	(6)	(20)	0	0	0	(6)	(20)	0	0
Short-term investments	3	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	34	0	0	0	0	22	0	0	0
Separate account assets(5)	0	0	88	0	0	0	0	75	0
Liabilities:
Policyholders’ account balances	(1,368)	0	0	0	0	(525)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	9	0	0	(1)	0	0	0	0	0	8	0
Corporate securities(3)	3,539	(122)	288	(57)	0	(256)	92	90	(75)	3,499	(136)
Structured securities(4)	1,482	(40)	424	0	0	(128)	(3)	0	(79)	1,656	(40)
Other assets:
Fixed maturities, trading	347	2	8	(3)	0	(29)	(3)	0	0	322	3
Equity securities	766	(23)	10	(94)	0	0	(4)	0	(2)	653	(28)
Other invested assets	499	(13)	20	(1)	0	(2)	(1)	0	0	502	(7)
Short-term investments	204	(5)	5	0	0	(205)	6	0	(1)	4	(5)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	202	51	(16)	0	0	(7)	(119)	0	0	111	50
Separate account assets(5)	1,040	(45)	137	(95)	0	(36)	1	93	(4)	1,091	(28)
Liabilities:
Policyholders’ account balances(6)	(3,544)	222	0	0	(424)	0	1	0	0	(3,745)	845
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2022(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(10)	$0	$0	$(159)	$7	$(15)	$0	$0	$(162)
Other assets:
Fixed maturities, trading	0	4	0	0	(2)	0	3	0	0
Equity securities	0	(23)	0	0	0	0	(28)	0	0
Other invested assets	(14)	1	0	0	0	(8)	1	0	0
Short-term investments	(5)	0	0	0	0	(5)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	51	0	0	0	0	50	0	0	0
Separate account assets(5)	0	0	(45)	0	0	0	0	(28)	0
Liabilities:
Policyholders’ account balances	222	0	0	0	0	845	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$8	$(1)	$0	$0	$0	$0	$0	$0	$0	$7	$(1)
Foreign government	10	(1)	0	(1)	0	0	0	0	0	8	(1)
Corporate securities(3)	5,316	(588)	1,088	(140)	9	(721)	65	106	(1,636)	3,499	(602)
Structured securities(4)	1,986	(318)	625	(22)	0	(349)	(12)	6	(260)	1,656	(319)
Other assets:
Fixed maturities, trading	421	(26)	41	(33)	0	(69)	3	0	(15)	322	(25)
Equity securities	799	5	41	(239)	0	(4)	(20)	73	(2)	653	(18)
Other invested assets	493	(3)	57	(39)	0	(4)	(2)	0	0	502	(3)
Short-term investments	330	(5)	9	0	0	(335)	6	0	(1)	4	(5)
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Other assets	54	125	(16)	0	0	(10)	(42)	0	0	111	61
Separate account assets(5)	1,283	(237)	181	(111)	0	(43)	0	93	(75)	1,091	(234)
Liabilities:
Policyholders’ account balances(6)	(1,436)	502	0	0	(808)	0	(2,003)	0	0	(3,745)	1,601
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2022(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(78)	$0	$0	$(837)	$7	$(97)	$0	$0	$(826)
Other assets:
Fixed maturities, trading	0	(26)	0	0	0	0	(25)	0	0
Equity securities	0	5	0	0	0	0	(18)	0	0
Other invested assets	(19)	16	0	0	0	(19)	16	0	0
Short-term investments	(5)	0	0	0	0	(5)	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Other assets	58	0	0	67	0	61	0	0	0
Separate account assets(5)	0	0	(237)	0	0	0	0	(234)	0
Liabilities:
Policyholders’ account balances	502	0	0	0	0	1,601	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(7)Effective January 1, 2021, Future policy benefits and Reinsurance recoverables previously included in “Changes in Level 3 Assets and Liabilities” are now reported as Market Risk Benefits. See Note 11 for additional information.
(8)Excludes MRB assets of $2,200 million and $806 million and MRB liabilities of $4,660 million and $6,488 million for periods ending September 30, 2023 and 2022, respectively. See Note 11 for additional information.

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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$26	$13,749	$1	$	$13,776
Currency	0	1,521	0		1,521
Credit	0	29	0		29
Currency/Interest Rate	0	3,600	0		3,600
Equity	7	1,250	0		1,257
Other	0	0	0		0
Netting(1)				(19,178)	(19,178)
Total derivative assets	$33	$20,149	$1	$(19,178)	$1,005
Derivative Liabilities:
Interest Rate	$11	$30,567	$1	$	$30,579
Currency	0	1,540	0		1,540
Credit	0	39	0		39
Currency/Interest Rate	0	545	0		545
Equity	6	1,596	0		1,602
Other	0	0	0		0
Netting(1)				(28,884)	(28,884)
Total derivative liabilities	$17	$34,287	$1	$(28,884)	$5,421

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$13	$9,408	$1	$	$9,422
Currency	0	1,711	0		1,711
Credit	0	27	0		27
Currency/Interest Rate	0	4,282	0		4,282
Equity	1	814	0		815
Other	0	0	0		0
Netting(1)				(14,802)	(14,802)
Total derivative assets	$14	$16,242	$1	$(14,802)	$1,455
Derivative Liabilities:
Interest Rate	$24	$21,806	$1	$	$21,831
Currency	0	2,186	0		2,186
Credit	0	57	0		57
Currency/Interest Rate	0	503	0		503
Equity	2	1,774	0		1,776
Other	0	0	0		0
Netting(1)				(23,298)	(23,298)
Total derivative liabilities	$26	$26,326	$1	$(23,298)	$3,055

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

	Three Months Ended September 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2023
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Gains (Losses):
Mortgage servicing rights(1)	$0	$(1)	$0	$1
Investment real estate	$0	$(6)	$(17)	$(12)
Investment in JV/LP	$(10)	$0	$(65)	$(75)

	September 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$0	$77
Investment real estate(2)	$114	$112
Investment in JV/LP(2)	$60	$64
Goodwill(3)	$0	$177
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
(2)Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and September 30, 2023 for “Investment in JV/LP”. Reported carrying values for 2022 include values as of the measurement periods of June 30, 2022 and September 30, 2022 for “Investment real estate” and June 30, 2022 for “Investment in JV/LP”.
(3)The Company recognized a goodwill impairment charge for Assurance IQ in 2022. The fair value was determined using weighting of an income approach based on discounted cash flow valuation techniques and a market approach based on forward sales multiples of comparable publicly traded companies. The valuation as of December 31, 2022 included unobservable inputs such as forecasted cash flows, discount rate applied, expected synergies and business growth rate assumptions under the income approach and forward market multiples of comparable peer companies and an implied control premium under the market approach. The inputs and assumptions applied are consistent with how a market participant would value Assurance IQ and the related goodwill. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rate as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$5	$7	$11

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023	December 31, 2022
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$387	$137
Aggregate contractual principal as of period end	$383	$136
Other assets:
Fair value as of period end	$11	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$392	$0
Aggregate contractual principal as of period end	$392	$0
__________
(1)As of September 30, 2023, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

	September 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$0	$0	$0	$0
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	38	52,452	52,490	57,521
Policy loans	7	0	9,952	9,959	9,959
Other invested assets	0	97	0	97	97
Short-term investments	1,362	16	0	1,378	1,378
Cash and cash equivalents	8,301	617	0	8,918	8,918
Accrued investment income	0	3,191	0	3,191	3,191
Other assets	38	2,881	5,104	8,023	8,023
Total assets	$9,708	$6,840	$67,508	$84,056	$89,087
Liabilities:
Policyholders’ account balances—investment contracts	$0	$30,997	$33,975	$64,972	$70,113
Securities sold under agreements to repurchase	0	5,547	0	5,547	5,547
Cash collateral for loaned securities	0	6,067	0	6,067	6,067
Short-term debt(3)	0	533	82	615	615
Long-term debt(4)	547	15,642	746	16,935	18,877
Notes issued by consolidated VIEs	0	0	399	399	399
Other liabilities	0	8,377	17	8,394	8,394
Separate account liabilities—investment contracts	0	25,252	22,446	47,698	47,698
Total liabilities	$547	$92,415	$57,665	$150,627	$157,710

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,455	$0	$1,455	$1,296
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	46	52,296	52,342	56,608
Policy loans	5	0	10,041	10,046	10,046
Other invested assets	0	102	0	102	102
Short-term investments	715	89	0	804	804
Cash and cash equivalents	9,388	389	0	9,777	9,777
Accrued investment income	0	3,012	0	3,012	3,012
Other assets	48	2,929	754	3,731	3,731
Total assets	$10,156	$8,022	$63,091	$81,269	$85,376
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,665	$34,937	$66,602	$70,722
Securities sold under agreements to repurchase	0	6,589	0	6,589	6,589
Cash collateral for loaned securities	0	6,100	0	6,100	6,100
Short-term debt(3)	0	613	164	777	775
Long-term debt(4)	550	17,324	790	18,664	19,908
Notes issued by consolidated VIEs	0	0	374	374	374
Other liabilities	0	7,970	11	7,981	7,981
Separate account liabilities—investment contracts	0	27,735	25,270	53,005	53,005
Total liabilities	$550	$97,996	$61,546	$160,092	$165,454
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $4,250 million (carrying amount of $4,250 million) as of December 31, 2022, which have been offset with the associated debt under a netting agreement.
(3)Excludes debt with fair value of $500 million (carrying amount of $500 million) as of both September 30, 2023 and December 31, 2022, which have been offset with the associated notes under a netting agreement.
(4)Excludes debt with fair value of $11,790 million (carrying amount of $11,790 million) as of both September 30, 2023 and December 31, 2022, which have been offset with the associated notes under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Nine Months Ended September 30, 2023
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,171	$2,288	$5,000	$4,710	$4,231	$20,400
Capitalization	195	115	436	443	444	1,633
Amortization expense	(275)	(160)	(183)	(244)	(236)	(1,098)
Other adjustments(1)	(393)	2	0	14	0	(377)
Foreign currency adjustment	0	0	0	(199)	(158)	(357)
Balance, EOP	$3,698	$2,245	$5,253	$4,724	$4,281	20,201
Other businesses						193
Total DAC balance						$20,394
_________
(1)Includes the impact of the reinsurance transaction with Ohio National in Individual Retirement Strategies. See Note 12 for additional information.

	Nine Months Ended September 30, 2022
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,872	$2,372	$4,679	$4,685	$4,135	$20,743
Capitalization	219	97	413	442	441	1,612
Amortization expense	(305)	(158)	(176)	(240)	(227)	(1,106)
Other adjustments(1)	(584)	0	0	12	0	(572)
Foreign currency adjustment	0	0	0	(439)	(325)	(764)
Balance, EOP	$4,202	$2,311	$4,916	$4,460	$4,024	19,913
Other businesses						125
Total DAC balance						$20,038
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Balance, BOP	$446	$799
Capitalization	2	1
Amortization expense	(28)	(37)
Other adjustments(1)	0	(308)
Balance, EOP	420	455
Other businesses	33	36
Total DSI balance	$453	$491
_________
(1)The 2022 amount relates to the sale of PALAC. See Note 1 for additional information.

Value of Business Acquired

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Balance, BOP	$597	$746
Amortization expense	(37)	(45)
Foreign currency adjustment	(64)	(143)
Balance, EOP	496	558
Other businesses	18	2
Total VOBA balance	$514	$560

The following table provides VOBA balances for the applicable businesses for the period ended September 30:

2023
(in millions)
Gibraltar Life	$496
Aoba Life	18
Total	$514

The following table provides estimated future amortization for the periods indicated:

	2023 (October-December)	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$12	$45	$41	$37	$34	$345	$514

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,409	$5,208
Obligations of U.S. states and their political subdivisions	1,956	2,006
Foreign government bonds	97	120
U.S. corporate securities	12,411	13,135
Foreign corporate securities	3,086	3,261
Asset-backed securities	1,335	1,131
Mortgage-backed securities	14,697	14,653
Mutual funds:
Equity	79,215	82,781
Fixed Income	38,484	38,109
Other	5,187	3,797
Equity securities	4,986	5,177
Commercial mortgage and other loans	66	74
Other invested assets	21,968	24,590
Short-term investments	1,021	1,306
Cash and cash equivalents	1,724	2,331
Total	$190,642	$197,679

For the periods ended September 30, 2023 and December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2023
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$40,056	$11,428	$93,395	$23,513	$32,930	$201,322
Deposits	4,301	209	332	44	2,183	7,069
Investment performance	(965)	79	4,278	3	3,228	6,623
Policy charges	(62)	(10)	(1,755)	(238)	(800)	(2,865)
Surrenders and withdrawals	(4,064)	(338)	(7,142)	(29)	(569)	(12,142)
Benefit payments	(2,604)	(415)	(75)	(219)	(244)	(3,557)
Net transfers (to) from general account	(459)	(60)	(6)	(2)	(1,244)	(1,771)
Other	(949)	(29)	9	(208)	73	(1,104)
Balance, EOP	$35,254	$10,864	$89,036	$22,864	$35,557	193,575
Other businesses(1)						(2,933)
Total separate account liabilities						$190,642

Cash surrender value(2)	$35,254	$10,864	$87,767	$22,750	$32,388	$189,023
__________
(1)Includes activity from the Company’s Divested and Run-off Businesses as well as the impact of intercompany eliminations. There are no associated cash surrender charges.
(2)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

	Nine Months Ended September 30, 2022
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$42,020	$14,064	$158,546	$27,097	$39,789	$281,516
Deposits	5,903	559	603	95	1,889	9,049
Investment performance	1,186	(2,505)	(28,724)	(4,632)	(8,608)	(43,283)
Policy charges	(66)	(14)	(2,094)	(237)	(756)	(3,167)
Surrenders and withdrawals	(5,093)	(3,084)	(7,376)	(13)	(562)	(16,128)
Benefit payments	(2,474)	(395)	(77)	(202)	(350)	(3,498)
Net transfers (to) from general account	(405)	2,798	(276)	21	(313)	1,825
Other(1)	466	(78)	(29,419)	660	67	(28,304)
Balance, EOP	$41,537	$11,345	$91,183	$22,789	$31,156	198,010
Other businesses(2)						(3,485)
Total separate account liabilities						$194,525

Cash surrender value(3)	$41,537	$11,345	$89,512	$22,664	$28,355	$193,413
__________
(1)Activity for Individual Retirement Strategies primarily represents the sale of PALAC. See Note 1 for additional information.
(2)Includes activity from the Company’s Divested and Run-off Businesses as well as the impact of intercompany eliminations. There are no associated cash surrender charges.
(3)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

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

	Nine Months Ended September 30, 2023
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$52,620	$11,282	$30,689	$28,951	$2,932	$126,474
Effect of cumulative changes in discount rate assumptions, BOP	14,349	572	1,354	1,326	103	17,704
Balance at original discount rate, BOP	66,969	11,854	32,043	30,277	3,035	144,178
Effect of assumption update	(1,117)	(1)	78	(175)	266	(949)
Effect of actual variances from expected experience and other activity	384	(159)	(814)	(516)	145	(960)
Adjusted balance, BOP	66,236	11,694	31,307	29,586	3,446	142,269
Issuances	8,453	539	1,793	1,258	0	12,043
Net premiums / considerations collected	(8,682)	(1,060)	(3,055)	(2,873)	(242)	(15,912)
Interest accrual	1,588	404	680	594	117	3,383
Foreign currency adjustment	950	0	(1,583)	(1,608)	0	(2,241)
Other adjustments	0	(2)	104	0	0	102
Balance at original discount rate, EOP	68,545	11,575	29,246	26,957	3,321	139,644
Effect of cumulative changes in discount rate assumptions, EOP	(16,742)	(965)	(1,571)	(1,495)	(249)	(21,022)
Balance, EOP	$51,803	$10,610	$27,675	$25,462	$3,072	$118,622
Other businesses, EOP						83
Total balance, EOP						$118,705

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$117,754	$19,288	$78,639	$80,331	$10,685	$306,697
Effect of cumulative changes in discount rate assumptions, BOP	20,170	1,012	3,719	11,266	1,216	37,383
Balance at original discount rate, BOP	137,924	20,300	82,358	91,597	11,901	344,080
Effect of assumption update	(1,289)	(1)	145	44	357	(744)
Effect of actual variances from expected experience and other activity	377	(194)	(845)	(503)	171	(994)
Adjusted balance, BOP	137,012	20,105	81,658	91,138	12,429	342,342
Issuances	8,453	539	1,793	1,258	0	12,043
Interest accrual	3,720	707	1,977	1,729	443	8,576
Benefit payments	(8,550)	(1,121)	(2,729)	(3,496)	(196)	(16,092)
Foreign currency adjustment	981	0	(4,630)	(5,780)	0	(9,429)
Other adjustments	(138)	(14)	206	(18)	0	36
Balance at original discount rate, EOP	141,478	20,216	78,275	84,831	12,676	337,476
Effect of cumulative changes in discount rate assumptions, EOP	(24,887)	(1,856)	(5,296)	(11,846)	(2,305)	(46,190)
Balance, EOP	$116,591	$18,360	$72,979	$72,985	$10,371	$291,286
Other businesses, EOP						1,635
Total balance, EOP						$292,921

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$64,789	$7,750	$45,304	$47,523	$7,299	$172,665
Flooring impact, EOP	0	2	27	31	0	60
Balance, EOP, post-flooring	64,789	7,752	45,331	47,554	7,299	172,725
Less: Reinsurance recoverable	4,810	696	96	189	0	5,791
Balance after reinsurance recoverable, EOP, post-flooring	$59,979	$7,056	$45,235	$47,365	$7,299	$166,934
Other businesses, EOP(1)						1,482
Total balance after reinsurance recoverable, EOP						$168,416

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$68,791	$12,971	$39,517	$37,815	$3,585	$162,679
Effect of cumulative changes in discount rate assumptions, BOP	(4,414)	(1,892)	(3,516)	(3,239)	(644)	(13,705)
Balance at original discount rate, BOP	64,377	11,079	36,001	34,576	2,941	148,974
Effect of assumption update	249	1,313	(76)	(176)	49	1,359
Effect of actual variances from expected experience and other activity	347	31	(1,181)	(575)	163	(1,215)
Adjusted balance, BOP	64,973	12,423	34,744	33,825	3,153	149,118
Issuances	12,912	344	2,456	1,933	0	17,645
Net premiums / considerations collected	(13,540)	(1,049)	(3,259)	(3,284)	(218)	(21,350)
Interest accrual	1,174	406	717	656	109	3,062
Foreign currency adjustment	(11,386)	0	(3,622)	(3,402)	0	(18,410)
Other adjustments	0	(10)	156	24	0	170
Balance at original discount rate, EOP	54,133	12,114	31,192	29,752	3,044	130,235
Effect of cumulative changes in discount rate assumptions, EOP	(15,179)	(777)	(1,151)	(1,157)	(164)	(18,428)
Balance, EOP	$38,954	$11,337	$30,041	$28,595	$2,880	$111,807
Other businesses, EOP						104
Total balance, EOP						$111,911

	Nine Months Ended September 30, 2022
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$142,593	$22,768	$109,562	$114,846	$15,810	$405,579
Effect of cumulative changes in discount rate assumptions, BOP	(13,706)	(3,876)	(21,554)	(13,476)	(4,482)	(57,094)
Balance at original discount rate, BOP	128,887	18,892	88,008	101,370	11,328	348,485
Effect of assumption update	(187)	1,777	(115)	(164)	49	1,360
Effect of actual variances from expected experience and other activity	256	45	(1,290)	(495)	188	(1,296)
Adjusted balance, BOP	128,956	20,714	86,603	100,711	11,565	348,549
Issuances	12,912	344	2,456	1,933	0	17,645
Interest accrual	3,066	701	2,006	1,823	413	8,009
Benefit payments	(7,253)	(1,150)	(2,609)	(4,090)	(179)	(15,281)
Foreign currency adjustment	(11,711)	0	(9,915)	(11,950)	0	(33,576)
Other adjustments	(528)	(14)	247	(12)	0	(307)
Balance at original discount rate, EOP	125,442	20,595	78,788	88,415	11,799	325,039
Effect of cumulative changes in discount rate assumptions, EOP	(22,629)	(1,450)	(2,790)	(10,296)	(1,755)	(38,920)
Balance, EOP	$102,813	$19,145	$75,998	$78,119	$10,044	$286,119
Other businesses, EOP						1,905
Total balance, EOP						$288,024

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$63,859	$7,808	$45,957	$49,524	$7,163	$174,311
Flooring impact, EOP	1	0	236	370	0	607
Balance, EOP, post-flooring	63,860	7,808	46,193	49,894	7,163	174,918
Less: Reinsurance recoverable	0	772	116	200	0	1,088
Balance after reinsurance recoverable, EOP, post-flooring	$63,860	$7,036	$46,077	$49,694	$7,163	$173,830
Other businesses, EOP(1)						1,723
Total balance after reinsurance recoverable, EOP						$175,553
__________
(1)Reflects balance after reinsurance recoverable of $69 million and $80 million at September 30, 2023 and 2022, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$108,863	$23,147	$68,665	$56,169	$6,854
Discounted expected future gross premiums (at original discount rate)	$75,372	$15,381	$53,078	$45,102	$4,496
Discounted expected future gross premiums (at current discount rate)	$56,962	$14,120	$50,753	$42,804	$4,167
Undiscounted expected future benefits and expenses	$217,931	$31,164	$137,378	$139,536	$30,897
Interest accrual	$2,132	$303	$1,297	$1,135	$326
Gross premiums	$9,310	$1,384	$4,849	$4,741	$342
Weighted-average duration of the liability in years (at original discount rate)	9	10	20	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	9	19	17	17
Weighted-average interest rate (at original discount rate)	4.57%	5.17%	3.46%	2.59%	4.91%
Weighted-average interest rate (at current discount rate)	6.02%	6.01%	3.37%	3.26%	6.30%

	Nine Months Ended September 30, 2022
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$81,807	$23,879	$72,431	$62,850	$7,035
Discounted expected future gross premiums (at original discount rate)	$59,074	$15,863	$56,206	$49,935	$4,561
Discounted expected future gross premiums (at current discount rate)	$42,578	$14,853	$54,613	$48,237	$4,325
Undiscounted expected future benefits and expenses	$189,976	$31,873	$143,840	$151,940	$29,625
Interest accrual	$1,892	$295	$1,289	$1,167	$304
Gross premiums	$14,102	$1,412	$5,274	$5,414	$336
Weighted-average duration of the liability in years (at original discount rate)	8	10	21	20	19
Weighted-average duration of the liability in years (at current discount rate)	7	10	19	18	18
Weighted-average interest rate (at original discount rate)	4.29%	5.23%	3.45%	2.55%	4.91%
Weighted-average interest rate (at current discount rate)	5.68%	5.66%	2.96%	2.80%	5.98%

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

In the first nine months of 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first nine months of 2022, there was a $209 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by an $89 million gain reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first nine months of 2022 is primarily due to unfavorable assumption updates related to the term life business in Individual Life.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the period indicated are as follows:

	Nine Months Ended September 30, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,532	$3,379	$5,261	$14,172
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of assumption update	35	(67)	(228)	(260)
Effect of actual variances from expected experience and other activity	4	(4)	(32)	(32)
Adjusted balance, BOP	5,571	3,308	5,000	13,879
Profits deferred	294	1,271	1,017	2,582
Interest accrual	170	109	114	393
Amortization	(424)	(869)	(765)	(2,058)
Foreign currency adjustment	2	(128)	(251)	(377)
Other adjustments	0	24	0	24
Balance, EOP, pre-flooring	5,613	3,715	5,115	14,443
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,613	3,715	5,116	14,444
Less: Reinsurance recoverable	383	8	10	401
Balance after reinsurance recoverable	$5,230	$3,707	$5,106	14,043
Other businesses(1)				145
Total balance after reinsurance recoverable				$14,188

	Nine Months Ended September 30, 2022
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,183	$2,741	$5,014	$12,938
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,183	2,741	5,013	12,937
Effect of assumption update	382	28	(5)	405
Effect of actual variances from expected experience and other activity	101	3	(82)	22
Adjusted balance, BOP	5,666	2,772	4,926	13,364
Profits deferred	212	1,308	1,184	2,704
Interest accrual	160	91	107	358
Amortization	(410)	(852)	(782)	(2,044)
Foreign currency adjustment	(48)	(246)	(487)	(781)
Other adjustments	(1)	19	(1)	17
Balance, EOP, pre-flooring	5,579	3,092	4,947	13,618
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,579	3,092	4,948	13,619
Less: Reinsurance recoverable	0	7	10	17
Balance after reinsurance recoverable	$5,579	$3,085	$4,938	13,602
Other businesses(1)				182
Total balance after reinsurance recoverable				$13,784
__________
(1)Reflects balance after reinsurance recoverable of $0 million and $1 million at September 30, 2023 and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30, 2023
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(79)	$(464)	$(105)
Interest accrual	$170	$109	$114

	Nine Months Ended September 30, 2022
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(443)	$(600)	$(420)
Interest accrual	$160	$91	$107
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$12,684	$11,708
Flooring impact and amounts in AOCI	1,285	(909)
Balance, excluding amounts in AOCI, BOP, pre-flooring	13,969	10,799
Effect of assumption update	23	2,200
Effect of actual variances from expected experience and other activity	(13)	(215)
Adjusted balance, BOP	13,979	12,784
Assessments collected(1)	836	750
Interest accrual	362	319
Benefits paid	(223)	(148)
Balance, excluding amounts in AOCI, EOP, pre-flooring	14,954	13,705
Flooring impact and amounts in AOCI	(1,737)	(1,595)
Balance, including amounts in AOCI, EOP, post-flooring	13,217	12,110
Less: Reinsurance recoverable	5,286	4,790
Balance after reinsurance recoverable, including amounts in AOCI, EOP	7,931	7,320
Other businesses	123	144
Total balance after reinsurance recoverable	$8,054	$7,464
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2023	2022
	($ in millions)
Interest accrual	$362	$319
Gross assessments	$2,357	$1,995
Weighted-average duration of the liability in years (at original discount rate)	22	23
Weighted-average interest rate (at original discount rate)	3.36%	3.38%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Benefit reserves, EOP, post-flooring	$174,276	$176,720
Deferred Profit Liability EOP, post-flooring	14,589	13,802
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	13,340	12,254
Subtotal of amounts disclosed above	202,205	202,776
Other Future Policy Benefits reserves(1)	51,346	52,359
Total Future Policy Benefits	$253,551	$255,135
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Nine Months Ended September 30, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$9,310	$1,384	$0	$4,849	$4,741	$415	$20,699
Deferred profit liability	(79)	0	0	(464)	(105)	37	(611)
Additional insurance reserves	0	0	2,357	0	0	0	2,357
Total	$9,231	$1,384	$2,357	$4,385	$4,636	$452	$22,445

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$14,102	$1,412	$0	$5,274	$5,414	$398	$26,600
Deferred profit liability	(443)	0	0	(600)	(420)	41	(1,422)
Additional insurance reserves	0	0	1,995	0	0	1	1,996
Total	$13,659	$1,412	$1,995	$4,674	$4,994	$440	$27,174

	Nine Months Ended September 30, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$2,132	$303	$0	$1,297	$1,135	$366	$5,233
Deferred profit liability	170	0	0	109	114	3	396
Additional insurance reserves	0	0	362	1	0	0	363
Total	$2,302	$303	$362	$1,407	$1,249	$369	$5,992

	Nine Months Ended September 30, 2022
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$1,892	$295	$0	$1,289	$1,167	$346	$4,989
Deferred profit liability	160	0	0	91	107	3	361
Additional insurance reserves	0	0	319	2	1	0	322
Total	$2,052	$295	$319	$1,382	$1,275	$349	$5,672
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2023
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$5,839	$17,376	$17,524	$4,643	$26,502	$11,168	$35,325	$118,377
Deposits	811	4,407	3,444	1,839	1,773	1,640	4,274	18,188
Interest credited	124	509	219	96	583	577	531	2,639
Acquisitions and dispositions	0	0	0	0	0	0	0	0
Policy charges	(247)	(16)	(17)	(6)	(1,536)	(222)	(146)	(2,190)
Surrenders and withdrawals	(1,217)	(4,332)	(492)	(298)	(1,267)	(153)	(1,015)	(8,774)
Benefit payments	0	0	(58)	(58)	(119)	(203)	(1,462)	(1,900)
Net transfers (to) from separate account	2	0	22	0	1,282	0	0	1,306
Change in market value and other adjustments(1)	0	0	1,192	82	75	21	(7)	1,363
Foreign currency adjustment	0	0	0	0	0	(1,071)	(1,291)	(2,362)
Balance, end of period	5,312	17,944	21,834	6,298	27,293	11,757	36,209	126,647
Less: Reinsurance and other recoverable(2)	0	0	0	0	0	1	19	20
Policyholders' account balance net of reinsurance and other recoverable	$5,312	$17,944	$21,834	$6,298	$27,293	$11,756	$36,190	$126,627
Closed Block Division								4,528
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,109
Other(3)								4,504
Total Policyholders' account balance								$140,788
Weighted-average crediting rate	2.97%	3.85%	1.48%	2.33%	2.89%	6.72%	1.98%	2.87%
Net amount at risk(4)	$73,260	$0	$0	$0	$378,191	$17,400	$6,274	$475,125
Cash surrender value(5)	$3,966	$17,944	$19,184	$5,038	$23,101	$10,063	$31,144	$110,440

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Group Insurance	Retirement Strategies			Individual Life	International Businesses		Total
	Life/Disability	Institutional	Individual Variable	Individual Fixed	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$6,273	$16,391	$14,125	$4,652	$26,859	$11,555	$37,615	$117,470
Deposits	950	4,691	3,757	341	1,912	985	2,423	15,059
Interest credited	112	401	153	62	610	19	363	1,720
Dispositions(6)	0	0	(1,405)	(440)	0	0	0	(1,845)
Policy charges	(243)	(17)	(3)	(3)	(1,528)	(149)	(89)	(2,032)
Surrenders and withdrawals	(1,098)	(3,866)	(237)	(110)	(1,188)	(143)	(2,194)	(8,836)
Benefit payments	0	(439)	(79)	(132)	(152)	(192)	(1,566)	(2,560)
Net transfers (to) from separate account	(21)	0	238	0	352	0	0	569
Change in market value and other adjustments(1)	0	0	217	(88)	(336)	23	(8)	(192)
Foreign currency adjustment	0	0	0	0	0	(2,051)	(2,929)	(4,980)
Balance, end of period	5,973	17,161	16,766	4,282	26,529	10,047	33,615	114,373
Less: Reinsurance and other recoverable(2)	0	0	0	0	12	1	21	34
Policyholders' account balance net of reinsurance and other recoverable	$5,973	$17,161	$16,766	$4,282	$26,517	$10,046	$33,594	$114,339
Closed Block Division								4,634
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,374
Other(3)								8,152
Total Policyholders' account balance								$131,533
Weighted-average crediting rate	2.43%	3.18%	1.32%	1.85%	3.05%	0.23%	1.36%	1.98%
Net amount at risk(4)	$70,905	$0	$0	$0	$364,060	$14,586	$6,852	$456,403
Cash surrender value(5)	$4,177	$17,161	$13,780	$3,250	$21,717	$8,511	$29,892	$98,488
____________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)The amount of recoverable related to reinsurance agreements that reduce the risk of the policyholders' account balance gross liability.
(3)Includes $5,621 million and $8,220 million of Full Service account balances reinsured to Great-West as of September 30, 2023 and 2022, respectively. See Note 1 for additional information.
(4)The net amount at risk calculation includes both general account and separate account balances.
(5)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.
(6)Represents the sale of PALAC in Individual Retirement Strategies.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,221	$1,221
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	29	0	0	0	29
3.00% - 4.00%	1,565	0	0	0	1,565
Greater than 4.00%	73	0	0	0	73
Total	$1,667	$0	$0	$1,221	$2,888
Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	551	0	0	0	551
3.00% - 4.00%	5,312	0	0	0	5,312
Greater than 4.00%	2,150	0	0	0	2,150
Total	$9,964	$0	$0	$0	$9,964
Individual Variable
Less than 1.00%	$944	$821	$18	$0	$1,783
1.00% - 1.99%	224	2	1	0	227
2.00% - 2.99%	32	5	3	0	40
3.00% - 4.00%	2,046	8	10	0	2,064
Greater than 4.00%	97	0	0	0	97
Total	$3,343	$836	$32	$0	$4,211
Individual Fixed
Less than 1.00%	$0	$0	$0	$20	$20
1.00% - 1.99%	544	129	246	82	1,001
2.00% - 2.99%	535	469	320	12	1,336
3.00% - 4.00%	343	9	0	0	352
Greater than 4.00%	97	0	0	0	97
Total	$1,519	$607	$566	$114	$2,806
Variable & Universal Life
Less than 1.00%	$0	$0	$0	$408	$408
1.00% - 1.99%	185	0	2,528	884	3,597
2.00% - 2.99%	29	1,418	2,940	349	4,736
3.00% - 4.00%	4,478	4,189	1,315	14	9,996
Greater than 4.00%	5,533	0	0	0	5,533
Total	$10,225	$5,607	$6,783	$1,655	$24,270
Life Planner
Less than 1.00%	$320	$42	$90	$1,440	$1,892
1.00% - 1.99%	2,815	25	0	0	2,840
2.00% - 2.99%	2,013	0	0	0	2,013
3.00% - 4.00%	335	0	0	0	335
Greater than 4.00%	380	0	0	0	380
Total	$5,863	$67	$90	$1,440	$7,460
Gibraltar
Less than 1.00%	$15,671	$0	$0	$0	$15,671
1.00% - 1.99%	8,864	0	0	0	8,864
2.00% - 2.99%	3,153	310	38	0	3,501
3.00% - 4.00%	4,145	0	0	0	4,145
Greater than 4.00%	3,873	0	0	0	3,873
Total	$35,706	$310	$38	$0	$36,054

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in millions)
Group Insurance
Less than 1.00%	$0	$0	$0	$1,668	$1,668
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	54	0	0	0	54
3.00% - 4.00%	1,677	0	0	0	1,677
Greater than 4.00%	3	0	0	0	3
Total	$1,741	$0	$0	$1,668	$3,409
Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,572	0	0	0	1,572
2.00% - 2.99%	720	0	0	0	720
3.00% - 4.00%	5,980	0	0	0	5,980
Greater than 4.00%	734	0	0	0	734
Total	$9,406	$0	$0	$0	$9,406
Individual Variable
Less than 1.00%	$1,034	$870	$19	$0	$1,923
1.00% - 1.99%	250	2	0	0	252
2.00% - 2.99%	36	0	1	0	37
3.00% - 4.00%	2,365	6	10	0	2,381
Greater than 4.00%	113	0	0	0	113
Total	$3,798	$878	$30	$0	$4,706
Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	629	97	128	48	902
2.00% - 2.99%	485	0	0	0	485
3.00% - 4.00%	403	1	0	0	404
Greater than 4.00%	107	0	0	0	107
Total	$1,624	$98	$128	$48	$1,898
Variable & Universal Life
Less than 1.00%	$15	$0	$0	$0	$15
1.00% - 1.99%	325	0	733	2,014	3,072
2.00% - 2.99%	389	4	2,406	2,023	4,822
3.00% - 4.00%	7,661	43	2,498	158	10,360
Greater than 4.00%	5,536	0	0	0	5,536
Total	$13,926	$47	$5,637	$4,195	$23,805
Life Planner
Less than 1.00%	$348	$27	$95	$78	$548
1.00% - 1.99%	2,900	20	0	0	2,920
2.00% - 2.99%	2,088	0	0	0	2,088
3.00% - 4.00%	309	0	0	0	309
Greater than 4.00%	376	0	0	0	376
Total	$6,021	$47	$95	$78	$6,241
Gibraltar
Less than 1.00%	$17,761	$0	$0	$0	$17,761
1.00% - 1.99%	9,627	0	0	0	9,627
2.00% - 2.99%	3,333	302	46	0	3,681
3.00% - 4.00%	2,074	0	0	0	2,074
Greater than 4.00%	226	0	0	0	226
Total	$33,021	$302	$46	$0	$33,369
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Balance, BOP	$4,987	$13,392
Effect of cumulative changes in NPR	1,828	898
Balance, BOP, before effect of changes in NPR	6,815	14,290
Attributed fees collected	899	1,040
Claims paid	(83)	(62)
Interest accrual	255	79
Actual in force different from expected	54	96
Effect of changes in interest rates	(2,986)	(7,956)
Effect of changes in equity markets	(995)	4,437
Effect of assumption update	342	(152)
Issuances	15	0
Other adjustments(1)	(24)	(3,993)
Balance, EOP, before effect of changes in NPR	4,292	7,779
Effect of cumulative changes in NPR	(1,301)	(2,188)
Balance, EOP	2,991	5,591
Less: Reinsured MRB	610	29
Balance, EOP, net of reinsurance	2,381	5,562
Other businesses	79	120
Total net MRB balance	$2,460	$5,682
_________
(1)2022 includes $(4,061) million related to the sale of PALAC. See Note 1 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table presents accompanying information to the rollforward table above.

	September 30, 2023	September 30, 2022
	($ in millions)
Net amount at risk(1)	$13,417	$15,299
Weighted-average attained age of contractholders	70	69
___________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconcile MRB asset and liability positions as of the following dates:

	September 30, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$2,187	$13	$2,200
MRB Liabilities	4,568	92	4,660
Net Liability	$2,381	$79	$2,460

	September 30, 2022
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$794	$12	$806
MRB Liabilities	6,356	132	6,488
Net Liability	$5,562	$120	$5,682

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. REINSURANCE

 The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective September 2023, the Company entered into an agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”), to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. As a result of the transaction, the Company recognized a $393 million deferred reinsurance loss that will be amortized into income over the estimated remaining life of the reinsured contracts.

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

Effective April 2022, in connection with the sale of the PALAC legal entity, now known as Fortitude Life Insurance and Annuity Company (“FLIAC”), the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC’s indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, reinsurance recoverables includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities with a guaranteed lifetime withdrawal income feature, which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, change in value of market risk benefits, net of related hedging gains (losses), policyholders’ benefits and change in estimates of liability for future policy benefits, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Direct premiums	$23,424	$28,705
Reinsurance assumed	3,567	3,072
Reinsurance ceded	(6,546)	(1,766)
Premiums	$20,445	$30,011

Direct policy charges and fee income	$2,862	$2,903
Reinsurance assumed	923	919
Reinsurance ceded	(466)	(405)
Policy charges and fee income	$3,319	$3,417

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(157)	$(903)
Reinsurance assumed	148	(27)
Reinsurance ceded	(151)	(108)
Change in value of market risk benefits, net of related hedging gains (losses)	$(160)	$(1,038)

Direct policyholders’ benefits	$25,161	$31,298
Reinsurance assumed	5,383	4,719
Reinsurance ceded	(7,416)	(3,132)
Policyholders’ benefits	$23,128	$32,885

Direct change in estimates of liability for future policy benefits	$326	$1,435
Reinsurance assumed	(147)	464
Reinsurance ceded	52	(1,302)
Change in estimates of liability for future policy benefits	$231	$597
Reinsurance recoverables, are as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Individual and group annuities(1)	$6,750	$2,078
Life insurance(2)	8,044	7,981
Other reinsurance	393	358
Total reinsurance recoverables(3)	$15,187	$10,417
__________
(1)Primarily represents $5,194 million of reinsurance recoverables as of September 30, 2023 established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $7,750 million as of September 30, 2023. Also includes reinsurance recoverables established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,504 million and $1,986 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,010 million and $2,041 million as of September 30, 2023 and December 31, 2022, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,337 million and $1,327 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Net of $(11) million and $(15) million of loss allowance as of September 30, 2023 and December 31, 2022, respectively.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 69% of the Company’s reinsurance recoverables as of September 30, 2023. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

As of September 30, 2023 and December 31, 2022, the Company recognized a policyholder dividend obligation of $2,811 million and $3,207 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of these amounts, the policyholder dividend obligation balances as of September 30, 2023 and December 31, 2022 were both reduced to zero.

As of September 30, 2023, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Closed Block liabilities
Future policy benefits	$43,731	$44,414
Policyholders’ dividends payable	632	617
Policyholders’ dividend obligation	0	0
Policyholders’ account balances	4,528	4,607
Other Closed Block liabilities	3,092	3,499
Total Closed Block liabilities	51,983	53,137
Closed Block assets
Fixed maturities, available-for-sale, at fair value	28,583	29,898
Fixed maturities, trading, at fair value	816	900
Equity securities, at fair value	1,778	1,733
Commercial mortgage and other loans	7,836	7,926
Policy loans	3,520	3,637
Other invested assets	4,679	4,254
Short-term investments	303	337
Total investments	47,515	48,685
Cash and cash equivalents	307	1,307
Accrued investment income	438	402
Other Closed Block assets	105	162
Total Closed Block assets	48,365	50,556
Excess of reported Closed Block liabilities over Closed Block assets	3,618	2,581
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(4,153)	(3,458)
Allocated to policyholder dividend obligation	2,811	3,207
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,276	$2,330

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2023
(in millions)
Balance, December 31, 2022	$0
Impact from earnings allocable to policyholder dividend obligation	(396)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	396
Balance, September 30, 2023	$0

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues
Premiums	$392	$397	$1,228	$1,247
Net investment income	508	435	1,485	1,514
Realized investment gains (losses), net	(231)	29	(361)	69
Other income (loss)	(58)	(150)	182	(621)
Total Closed Block revenues	611	711	2,534	2,209
Benefits and Expenses
Policyholders’ benefits	534	549	1,716	1,810
Interest credited to policyholders’ account balances	30	31	89	91
Dividends to policyholders	(20)	72	574	55
General and administrative expenses	68	76	212	224
Total Closed Block benefits and expenses	612	728	2,591	2,180
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(1)	(17)	(57)	29
Income tax expense (benefit)	(23)	(40)	(109)	(49)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$22	$23	$52	$78

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $254 million, or 18.0% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2023, compared to an income tax benefit of $(274) million, or 14.8%, in the first nine months of 2022. The Company’s current and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations created uncertainty as to whether a U.S. foreign tax credit could be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacted the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. As a result, a $20 million tax expense was reflected as part of the Company’s results for the first nine months of 2022.

On July 21, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the provisions of the Final Regulations that impacted the ability to claim a U.S. foreign tax credit for taxes paid to Brazil. As a result of this new guidance, the Company was able to claim a U.S. foreign tax credit for taxes paid to Brazil for its 2022 tax year, which resulted in a $7 million tax benefit, and will be able to claim a U.S. foreign tax credit for taxes paid to Brazil in 2023.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2022 tax year and recorded a lower GILTI cost included in “Total income tax expense” for 2022 as a result of such election. The Company anticipates making the high-tax exception election for the 2023 tax year and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2023.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2023	December 31, 2022
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	508	413
Subtotal commercial paper	533	438
Current portion of long-term debt:
Senior Notes	0	173
Mortgage debt	82	155
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	582	828
Other(2)	0	9
Subtotal	1,115	1,275
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$615	$775
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$100	$130
Daily average commercial paper outstanding for the quarter ended	$1,378	$1,312
Weighted average maturity of outstanding commercial paper, in days	80	98
Weighted average interest rate on outstanding commercial paper	5.51%	4.69%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $0 million and $9 million drawn on a revolving line of credit held by a subsidiary at September 30, 2023 and December 31, 2022, respectively.
(3)Includes Prudential Financial debt of $25 million at both September 30, 2023 and December 31, 2022.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Bank of New York (“FHLBNY”), commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. Beginning in September 2023, as an additional source of liquidity, the Company has entered into an agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans. At September 30, 2023, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Fixed-rate obligations:
Surplus notes	$346	$345
Surplus notes subject to set-off arrangements(1)	9,460	9,460
Senior notes	10,113	10,115
Mortgage debt	25	25
Floating-rate obligations:
Line of credit	230	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	73	29
Junior subordinated notes(3)	8,090	9,094
Subtotal	30,667	31,698
Less: assets under set-off arrangements(1)	11,790	11,790
Total long-term debt(4)	$18,877	$19,908
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $26 million and $29 million of debt denominated in foreign currency at September 30, 2023 and December 31, 2022, respectively.
(3)Includes Prudential Financial debt of $8,048 million and $9,047 million at September 30, 2023 and December 31, 2022, respectively. Also includes subsidiary debt of $42 million and $47 million denominated in foreign currency at September 30, 2023 and December 31, 2022, respectively.
(4)Includes Prudential Financial debt of $18,161 million and $19,162 million at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$51	$65	$2	$3
Interest cost	138	111	17	14
Expected return on plan assets	(231)	(218)	(21)	(25)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial (gain) loss, net	17	37	3	2
Settlements	1	2	0	0
Curtailments(1)	0	0	0	0
Special termination benefits(2)	0	0	0	0
Net periodic (benefit) cost	$(25)	$(4)	$(1)	$(8)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$154	$211	$7	$10
Interest cost	414	320	53	41
Expected return on plan assets	(694)	(649)	(64)	(77)
Amortization of prior service cost	(1)	(1)	(6)	(6)
Amortization of actuarial (gain) loss, net	51	124	8	5
Settlements	2	3	0	0
Curtailments(1)	0	0	0	(8)
Special termination benefits(2)	0	4	0	4
Net periodic (benefit) cost	$(74)	$12	$(2)	$(31)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	8.3	(8.3)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, September 30, 2023	666.3	305.0	361.3
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023. As of September 30, 2023, 8.3 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per share of Common Stock	$1.25	$1.20	$3.75	$3.60
Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,195)	$15,242	$1,448	$(2,027)	$(3,806)
Change in OCI before reclassifications	(650)	(10,094)	5,529	(528)	15	(5,728)
Amounts reclassified from AOCI	1	615	0	0	52	668
Income tax benefit (expense)	(93)	2,213	(1,177)	111	(19)	1,035
Balance, September 30, 2023	$(3,016)	$(23,461)	$19,594	$1,031	$(1,979)	$(7,831)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,107)	$26,640	$(33,220)	$707	$(2,513)	$(9,493)
Change in OCI before reclassifications	(1,907)	(56,260)	64,087	1,299	383	7,602
Amounts reclassified from AOCI	21	126	0	0	122	269
Income tax benefit (expense)	(43)	12,906	(15,082)	(273)	(116)	(2,608)
Balance, September 30, 2022	$(3,036)	$(16,588)	$15,785	$1,733	$(2,124)	$(4,230)

__________
(1)Includes cash flow hedges of $1,947 million and $2,616 million as of September 30, 2023 and December 31, 2022, respectively, and $4,099 million and $1,019 million as of September 30, 2022 and December 31, 2021, respectively, and fair value hedges of $(18) million and $(54) million as of September 30, 2023 and December 31, 2022, respectively, and $(47) million and $(35) million as of September 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2023	2022	2023	2022
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(12)	$(1)	$(21)	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(3)	2	(32)	(3)	(3)
Cash flow hedges—Currency	3	6	11	10	(3)
Cash flow hedges—Currency/Interest rate	221	383	286	1,040	(3)
Fair value hedges—Currency	(2)	(1)	(6)	(3)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(453)	(113)	(874)	(1,170)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(234)	277	(615)	(126)	(4)
Amortization of defined benefit items:
Prior service cost	3	3	7	7	(5)
Actuarial gain (loss)	(20)	(39)	(59)	(129)	(5)
Total amortization of defined benefit items	(17)	(36)	(52)	(122)
Total reclassifications for the period	$(251)	$229	$(668)	$(269)
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
(5)See Note 16 for additional information regarding employee benefit plans.

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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,372	$(16,195)
Net investment gains (losses) on investments arising during the period	11	(10,154)				2,368	(7,775)
Reclassification adjustment for (gains) losses included in net income	(10)	625				(144)	471
Reclassification due to allowance for credit losses recorded during the period	(51)	51				0	0
Impact of net unrealized investment (gains) losses			(270)	703	(384)	(11)	38
Balance, September 30, 2023	$(95)	$(34,437)	$(973)	$2,649	$2,810	$6,585	$(23,461)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(791)			$(108)
Less: Income (loss) attributable to noncontrolling interests	11			(16)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	5			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(807)	362.6	$(2.23)	$(98)	371.0	$(0.26)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$5			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	5			6
Stock options		0.0			0.0
Deferred and long-term compensation programs		0.0			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(807)	362.6	$(2.23)	$(98)	371.0	$(0.26)
__________
(1)For the three months ended September 30, 2023 and 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended September 30, 2023 and 2022, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,182			$(1,631)
Less: Income (loss) attributable to noncontrolling interests	11			(36)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	17			19
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,154	364.6	$3.17	$(1,614)	373.8	$(4.32)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$17			$19
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	17			19
Stock options		0.2			0.0
Deferred and long-term compensation programs		1.0			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,154	365.8	$3.15	$(1,614)	373.8	$(4.32)
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

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2023 and 2022, as applicable, were based on 4.1 million and 4.9 million of such awards, respectively, and for the nine months ended September 30, 2023 and 2022, as applicable, were based on 4.1 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.1	$103.19	$0.7	$107.30
Antidilutive stock options due to net loss available to holders of Common Stock	0.1		0.3
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.1		1.8
Total antidilutive stock options and shares	2.3		2.8

	Nine Months Ended September 30,
	2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.3	$101.72	$0.5	$107.95
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.5
Antidilutive shares based on application of the treasury stock method	0.1		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		2.1
Total antidilutive stock options and shares	1.4		3.2

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$211	$219	$541	$613
U.S. Businesses:
Institutional Retirement Strategies	439	268	1,263	1,215
Individual Retirement Strategies	502	387	1,391	2,567
Retirement Strategies(1)	941	655	2,654	3,782
Group Insurance	89	30	253	(31)
Individual Life(1)	58	(70)	(103)	(1,750)
Total U.S. Businesses	1,088	615	2,804	2,001
International Businesses	811	748	2,435	2,391
Corporate and Other	(504)	(415)	(1,516)	(1,152)
Total segment adjusted operating income before income taxes	1,606	1,167	4,264	3,853
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,430)	(1,128)	(2,965)	(4,981)
Charges related to realized investment gains (losses), net	(61)	(115)	78	(421)
Change in value of market risk benefits, net of related hedging gains (losses)	(251)	(58)	(160)	(1,072)
Market experience updates	143	125	188	617
Divested and Run-off Businesses:
Closed Block division	2	(21)	(50)	22
Other Divested and Run-off Businesses	(46)	(53)	125	175
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(11)	(33)	(42)	(18)
Other adjustments(2)	(10)	(10)	(28)	(27)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$(1,058)	$(126)	$1,410	$(1,852)
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

	September 30, 2023	December 31, 2022
	(in millions)
Assets by segment:
PGIM	$44,250	$48,364
U.S. Businesses:
Institutional Retirement Strategies	107,935	108,565
Individual Retirement Strategies	131,231	130,173
Retirement Strategies	239,166	238,738
Group Insurance	36,451	38,201
Individual Life	108,077	102,445
Total U.S. Businesses	383,694	379,384
International Businesses	177,597	186,791
Corporate and Other	26,985	23,556
Closed Block division	48,728	50,934
Total assets per Unaudited Interim Consolidated Financial Statements	$681,254	$689,029

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$976	$42	$765	$0	$0	$0	$28	$0
U.S. Businesses:
Institutional Retirement Strategies	221	1,098	(218)	(438)	146	0	(6)	3
Individual Retirement Strategies	1,153	393	651	21	124	0	20	86
Retirement Strategies	1,374	1,491	433	(417)	270	0	14	89
Group Insurance	1,576	130	1,487	1,179	39	0	1	1
Individual Life	1,589	734	1,531	831	231	8	211	114
Total U.S. Businesses	4,539	2,355	3,451	1,593	540	8	226	204
International Businesses	4,566	1,316	3,755	2,742	239	9	3	156
Corporate and Other(1)	45	180	549	(4)	25	0	165	(9)
Total revenues, and benefits and expenses on an adjusted operating income basis	10,126	3,893	8,520	4,331	804	17	422	351
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,408)	(5)	22	19	3	0	0	0
Charges related to realized investment gains (losses), net	12	0	73	72	(8)	0	0	7
Change in value of market risk benefits, net of related hedging gains (losses)	(251)	0	0	0	0	0	0	0
Market experience updates	39	0	(104)	4	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	615	511	613	535	30	(20)	(1)	3
Other Divested and Run-off Businesses	241	172	287	202	43	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(22)	0	(11)	0	0	0	0	0
Other adjustments	0	0	10	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$8,352	$4,571	$9,410	$5,163	$872	$(3)	$421	$361

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$907	$56	$688	$0	$0	$0	$14	$1
U.S. Businesses:
Institutional Retirement Strategies	11,468	824	11,200	11,028	100	0	6	2
Individual Retirement Strategies	971	204	584	14	43	0	(16)	98
Retirement Strategies	12,439	1,028	11,784	11,042	143	0	(10)	100
Group Insurance	1,525	121	1,495	1,196	37	0	1	2
Individual Life	1,457	580	1,527	774	233	8	206	111
Total U.S. Businesses	15,421	1,729	14,806	13,012	413	8	197	213
International Businesses	4,618	1,112	3,870	2,896	180	9	11	150
Corporate and Other(1)	134	150	549	0	35	0	185	(9)
Total revenues, and benefits and expenses on an adjusted operating income basis	21,080	3,047	19,913	15,908	628	17	407	355
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,136)	(4)	(8)	15	(23)	0	0	0
Charges related to realized investment gains (losses), net	33	0	148	139	3	0	0	6
Change in value of market risk benefits, net of related hedging gains (losses)	(58)	0	0	0	0	0	0	0
Market experience updates	26	0	(99)	(2)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	710	434	731	549	30	72	4	3
Other Divested and Run-off Businesses	(427)	154	(374)	(457)	53	1	(1)	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(27)	0	6	0	0	0	0	0
Other adjustments	0	0	10	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$20,201	$3,631	$20,327	$16,152	$691	$90	$410	$363

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$2,723	$189	$2,182	$0	$0	$0	$84	$1
U.S. Businesses:
Institutional Retirement Strategies	7,847	3,174	6,584	6,175	415	0	0	13
Individual Retirement Strategies	3,367	1,055	1,976	103	350	0	53	262
Retirement Strategies	11,214	4,229	8,560	6,278	765	0	53	275
Group Insurance	4,738	384	4,485	3,537	124	0	7	4
Individual Life	4,680	2,112	4,783	2,478	681	26	666	342
Total U.S. Businesses	20,632	6,725	17,828	12,293	1,570	26	726	621
International Businesses	14,304	3,922	11,869	8,539	680	18	18	466
Corporate and Other(1)	215	542	1,731	(9)	90	0	496	(27)
Total revenues, and benefits and expenses on an adjusted operating income basis	37,874	11,378	33,610	20,823	2,340	44	1,324	1,061
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,482)	(14)	483	65	418	0	0	0
Charges related to realized investment gains (losses), net	95	0	17	(48)	10	0	0	21
Change in value of market risk benefits, net of related hedging gains (losses)	(160)	0	0	0	0	0	0	0
Market experience updates	58	0	(130)	7	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	2,541	1,491	2,591	1,716	89	574	0	10
Other Divested and Run-off Businesses	1,020	512	895	565	145	1	(3)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(51)	0	(9)	0	0	0	0	0
Other adjustments	0	0	28	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$38,895	$13,367	$37,485	$23,128	$3,002	$619	$1,321	$1,092

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$2,662	$38	$2,049	$0	$0	$0	$30	$3
U.S. Businesses:
Institutional Retirement Strategies	16,637	2,684	15,422	15,516	255	0	8	8
Individual Retirement Strategies	4,493	644	1,926	105	221	0	5	284
Retirement Strategies	21,130	3,328	17,348	15,621	476	0	13	292
Group Insurance	4,560	362	4,591	3,693	112	0	3	1
Individual Life	4,301	1,838	6,051	2,503	691	25	593	333
Total U.S. Businesses	29,991	5,528	27,990	21,817	1,279	25	609	626
International Businesses	14,551	3,695	12,160	9,148	545	37	19	455
Corporate and Other(1)	135	440	1,287	(4)	103	0	514	(31)
Total revenues, and benefits and expenses on an adjusted operating income basis	47,339	9,701	43,486	30,961	1,927	62	1,172	1,053
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(5,077)	(18)	(96)	74	(170)	0	0	0
Charges related to realized investment gains (losses), net	43	0	464	261	34	0	0	28
Change in value of market risk benefits, net of related hedging gains (losses)	(1,072)	0	0	0	0	0	0	0
Market experience updates	139	0	(478)	(11)	0	0	0	1
Divested and Run-off Businesses:
Closed Block division	2,204	1,508	2,182	1,810	91	55	4	10
Other Divested and Run-off Businesses	(149)	736	(324)	(210)	(487)	1	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	21	0	39	0	0	0	0	0
Other adjustments	0	0	27	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$43,448	$11,927	$45,300	$32,885	$1,395	$118	$1,176	$1,092
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

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
PGIM segment intersegment revenues	$201	$199	$604	$631

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Asset-based management fees	$799	$820	$2,377	$2,642
Performance-based incentive fees	26	15	33	25
Other fees	127	131	377	419
Total asset management and service fees	$952	$966	$2,787	$3,086

20. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2023	December 31, 2022
	(in millions)
Total outstanding mortgage loan commitments	$2,570	$1,995
Portion of commitment where prearrangement to sell to investor exists	$297	$582

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both September 30, 2023 and December 31, 2022. The change in allowance is $0 million for both the three months and nine months ended September 30, 2023 and 2022.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2023	December 31, 2022
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$13,507	$8,376
Expected to be funded from separate accounts	$36	$183
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months or nine months ended September 30, 2023 or 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2023	December 31, 2022
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,734	$5,834
Fair value of related collateral associated with above indemnifications(1)	$5,858	$5,985
Accrued liability associated with guarantee	$0	$0
__________
(1)There were no securities repurchase transactions as of September 30, 2023 and December 31, 2022.

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

Guarantees of Asset Values

	September 30, 2023	December 31, 2022
	(in millions)
Guaranteed value of third-parties’ assets	$80,152	$84,338
Fair value of collateral supporting these assets	$73,603	$77,693
Asset (liability) associated with guarantee, carried at fair value	$0	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2023	December 31, 2022
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,041	$2,972
First-loss exposure portion of above	$880	$862
Accrued liability associated with guarantees(1)	$29	$33
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $14 million and $17 million as of September 30, 2023 and December 31, 2022, respectively. The change in allowance is a reduction of $1 million for both three months ended September 30, 2023, and 2022, respectively, and a reduction for both nine months ended September 30, 2023, and 2022 of $2 million and $4 million , respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $24,502 million and $23,937 million of mortgages subject to these loss-sharing arrangements as of September 30, 2023 and December 31, 2022, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for either the nine months ended September 30, 2023 or 2022.

Other Guarantees

	September 30, 2023	December 31, 2022
	(in millions)
Other guarantees where amount can be determined	$36	$57
Accrued liability for other guarantees and indemnifications	$32	$33

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

Moreland, Socorro v. PICA, et al.

In September 2023, the court issued an Order denying plaintiff’s class certification motion.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Matters

Cho v. PICA, et al.

In May 2023, plaintiff filed a motion for class certification. In August 2023, the court issued an Order granting plaintiff’s class certification motion.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.361 trillion of assets under management as of September 30, 2023, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

In September 2023, we, together with Warburg Pincus and a group of institutional investors, announced the launch of Prismic Life Re, a licensed Bermuda-based life and annuity reinsurance company. In conjunction with this announcement, we made an initial equity investment of approximately $200 million, equivalent to a 20% interest, in this limited partnership. We expect the increased reinsurance capacity that this partnership provides to support our vision of expanding access to investing, insurance, and retirement security for people around the world. Our initial transaction, effective September 2023, was to reinsure approximately $9 billion, or 70%, of reserves related to our structured settlement annuities business. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this transaction.

As part of our continuous improvement process, we are working to become a leaner and more agile company by simplifying our management structure, empowering our employees with faster decision-making processes and investing in technology and data platforms. As part of this, we are implementing changes to our organizational structure, and expect to record a restructuring charge of approximately $200 million in the fourth quarter of 2023. We expect these actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen our competitiveness and fuel future growth.

Regulatory Developments

Interest Maintenance Reserves. In August 2023, the National Association of Insurance Commissioners (“NAIC”) adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels in recent years, rates increased throughout 2022 and have risen further in 2023, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $176 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2023, with an average portfolio yield of approximately 4.6%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.4% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $176 billion of fixed maturity securities and commercial mortgage loans are approximately $148 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $148 billion, approximately 54% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2023
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$156
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$193

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, despite the easing of its monetary policy in the fourth quarter of 2022, Japan continues to experience a low interest rate environment.

In order to manage, to the extent possible, the impact that the current interest rate environment has on our net investment spread, our Japanese operations employ a proactive asset/liability management program. We continue to purchase long-term bonds with tenors of 10 years or greater. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products, adjust commissions for certain products and discontinue sales of other products that do not meet our profit expectations. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further manage any impacts from changes in the interest rate environment. For additional information regarding sales within these operations, see “—International Businesses—Sales Results,” below.

The portion of the general account supporting our Japanese operations has approximately $143 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2023, with an average portfolio yield of approximately 2.7%. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.6% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $143 billion of fixed maturity securities and commercial mortgage loans are approximately $15 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $15 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2023
(in billions)
Insurance products with fixed and guaranteed terms	$111
Contracts with a market value adjustment if canceled before maturity	28
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$148

The $111 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $28 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues	$8,352	$20,201	$38,895	$43,448
Benefits and expenses	9,410	20,327	37,485	45,300
Income (loss) before income taxes and equity in earnings of operating joint ventures	(1,058)	(126)	1,410	(1,852)
Income tax expense (benefit)	(251)	(11)	254	(274)
Income (loss) before equity in earnings of operating joint ventures	(807)	(115)	1,156	(1,578)
Equity in earnings of operating joint ventures, net of taxes	16	7	26	(53)
Net income (loss)	(791)	(108)	1,182	(1,631)
Less: Income attributable to noncontrolling interests	11	(16)	11	(36)
Net income (loss) attributable to Prudential Financial, Inc.	$(802)	$(92)	$1,171	$(1,595)

Three Month Comparison. The $710 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2023 compared to the third quarter of 2022 reflected the following notable items on a pre-tax basis:

•$1,248 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$193 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$439 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information); and
•$240 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

Nine Month Comparison. The $2,766 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2023 compared to the first nine months of 2022 reflected the following notable items on a pre-tax basis:

•$2,515 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$912 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses); and
•$411 million favorable variance from higher adjusted operating income from our business segments, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the prior year period in our Individual Life business. This increase was partially offset by the absence of a gain from the sale of Prudential Annuities Life Assurance Corporation (“PALAC”) in the prior year period (see “Segment Results of Operations” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$528 million unfavorable variance from income taxes reflecting the increase in pre-tax earnings;
•$429 million unfavorable variance driven by market experience updates, primarily within our Individual Life and International businesses; and
•$122 million unfavorable variance from our Divested and Run-off Businesses, reflecting lower results from our Closed Block division and the absence of a gain from the sale of the Full Service Retirement business in the prior year period, partially offset by higher results in the current year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$211	$219	$541	$613
U.S. Businesses:
Retirement Strategies	941	655	2,654	3,782
Group Insurance	89	30	253	(31)
Individual Life	58	(70)	(103)	(1,750)
Total U.S. Businesses	1,088	615	2,804	2,001
International Businesses	811	748	2,435	2,391
Corporate and Other	(504)	(415)	(1,516)	(1,152)
Total segment adjusted operating income before income taxes	1,606	1,167	4,264	3,853
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(2,430)	(1,128)	(2,965)	(4,981)
Charges related to realized investment gains (losses), net(1)	(61)	(115)	78	(421)
Change in value of market risk benefits, net of related hedging gains (losses)	(251)	(58)	(160)	(1,072)
Market experience updates	143	125	188	617
Divested and Run-off Businesses(2):
Closed Block division	2	(21)	(50)	22
Other Divested and Run-off Businesses	(46)	(53)	125	175
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(3)	(11)	(33)	(42)	(18)
Other adjustments(4)	(10)	(10)	(28)	(27)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,058)	$(126)	$1,410	$(1,852)
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

Segment results for the period presented above reflect the following:

PGIM. Results for the third quarter of 2023 decreased in comparison to the prior year period, primarily reflecting higher compensation expenses and lower net other related revenues, partially offset by higher service, distribution and other revenues. Results for the first nine months of 2023 decreased in comparison to the prior year period, primarily reflecting lower net asset management fees and higher compensation and operating expenses, partially offset by higher service, distribution and other revenues and net other related revenues.

Retirement Strategies. Results for the third quarter of 2023 increased in comparison to the prior year period, primarily driven by higher net investment spread results, partially offset by lower fee income, net of distribution expenses and other associated costs. Results for the first nine months of 2023 decreased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, partially offset by higher net investment spread results.

Group Insurance. Results for the third quarter of 2023 increased in comparison to the prior year period, driven by higher underwriting results. Results for the first nine months of 2023 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, driven by higher underwriting results, partially offset by higher expenses.

Individual Life. Results for the third quarter of 2023 increased in comparison to the prior year period, driven by higher net investment spread results and lower expenses, partially offset by lower underwriting results. Results for the first nine months of 2023 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by lower expenses and higher net investment spread results, partially offset by lower underwriting results.

International Businesses. Results for the third quarter of 2023 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by higher net investment spread results and higher underwriting results, partially offset by higher expenses. Results for the first nine months of 2023 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily driven by higher earnings from our joint venture investments and higher underwriting results, partially offset by lower net investment spread results.

Corporate and Other. Results for both the third quarter and the first nine months of 2023 reflected increased losses in comparison to the prior year periods, primarily driven by higher net charges from other corporate activities.

Closed Block Division. Results for the third quarter of 2023 increased in comparison to the prior year period, while results for the first nine months of 2023 decreased in comparison to the prior year period, both reflecting changes in cumulative earnings and other factors, partially offset by changes in the policyholder dividend obligation.

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

	September 30, 2023	December 31, 2022
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.5	$7.8
Dual currency and synthetic dual currency investments(2)	0.3	0.4
Total foreign currency hedges	$6.8	$8.2
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $74.5 billion and $70.1 billion as of September 30, 2023 and December 31, 2022, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(3)	$(42)	$(12)	$(58)
PGIM	0	5	0	8
Impact of intercompany arrangements(1)	(3)	(37)	(12)	(50)
Corporate and Other:
Impact of intercompany arrangements(1)	3	37	12	50
Settlement gains (losses) on forward currency contracts(2)	(13)	6	(17)	28
Net benefit (detriment) to Corporate and Other	(10)	43	(5)	78
Net impact on consolidated revenues and adjusted operating income	$(13)	$6	$(17)	$28
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of September 30, 2023 and 2022, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.9 billion and $0.8 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.5 billion and $1.6 billion as of September 30, 2023 and December 31, 2022, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $1.5 billion balance as of September 30, 2023 will be recognized throughout the remainder of 2023, approximately 9% will be recognized in 2024, and the remaining balance will be recognized from 2025 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2023, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.4% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 1.4% near-term mean reversion equity expected rate of return.

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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of September 30, 2023, represented 40% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of September 30, 2023, represented 28% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Retirement Strategies. The reserves for future policy benefits of our Individual Retirement Strategies segment, which as of September 30, 2023, represented 1% of our total future policy benefit reserves, primarily relate to reserves for life contingent payout annuity contracts for which a deferred profit liability is established for the amount of gross premiums received in excess of net premiums, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of September 30, 2023, represented 9% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of September 30, 2023, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of September 30, 2023, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include inflation, interest rate, morbidity, mortality, lapse and premium rate increase assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of September 30, 2023, represented 17% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

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

Operating Results
The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating results(1):
Revenues	$976	$907	$2,723	$2,662
Expenses	765	688	2,182	2,049
Adjusted operating income	211	219	541	613
Realized investment gains (losses), net, and related adjustments	1	(1)	0	(6)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	48	(6)	14	(13)
Other adjustments(2)	(8)	(7)	(24)	(15)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$252	$205	$531	$579
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $8 million, primarily reflecting higher compensation expenses and lower other related revenues, net of related expenses. These impacts were partially offset by higher service, distribution and other revenues.

Nine Month Comparison. Adjusted operating income decreased $72 million, primarily reflecting lower asset management fees, net of related expenses, and higher compensation and operating expenses. These impacts were partially offset by higher service, distribution and other revenues, and higher other related revenues, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$363	$364	$1,082	$1,084
Retail customers(1)	261	256	757	831
General account	114	122	345	392
Total asset management fees	738	742	2,184	2,307
Other related revenues by source:
Incentive fees	26	16	33	26
Transaction fees	3	2	10	11
Seed and co-investments	29	17	100	(22)
Commercial mortgage(2)	13	45	38	101
Total other related revenues	71	80	181	116
Service, distribution and other revenues	167	85	358	239
Total revenues	$976	$907	$2,723	$2,662
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

Three Month Comparison. Revenues increased $69 million, primarily driven by higher service, distribution, and other revenues reflecting increased interest income from higher interest rates and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). The increase was partially offset by a decrease in other related revenues reflecting lower commercial mortgage origination revenues, partially offset by higher performance-based incentive fees, reflecting outperformance in a real estate fund. Asset management fees remained relatively flat as the impacts of higher net outflows and higher interest rates on average assets under management were offset by equity market appreciation and tightening credit spreads.

Expenses increased $77 million, primarily reflecting higher variable expenses corresponding to higher revenues from certain consolidated funds, as discussed above, and higher interest expense from higher interest rates, as well as higher compensation expenses driven by certain long-term employee compensation plans tied to investment performance and business growth.

Nine Month Comparison. Revenues increased $61 million, primarily driven by higher service, distribution and other revenues reflecting increased interest income from higher interest rates and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues were favorable primarily reflecting higher seed and co-investments results driven by improved investment performance, partially offset by lower commercial mortgage origination revenues. These impacts were partially offset by lower asset management fees primarily due to lower average assets under management reflecting higher interest rates, partially offset by equity market appreciation.

Expenses increased $133 million, primarily reflecting higher variable expenses corresponding to higher revenues from certain consolidated funds, as discussed above, and higher interest expense from higher interest rates, partially offset by lower expenses associated with a decrease in overall segment revenues. Compensation and operating expenses increased, driven by certain long-term employee compensation plans tied to investment performance and business growth.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	September 30, 2023	December 31, 2022	September 30, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$167.9	$147.8	$144.1
Public fixed income	747.4	776.8	762.5
Real estate	127.1	129.6	129.0
Private credit and other alternatives	105.2	103.4	99.7
Multi-asset	71.0	70.8	70.9
Total PGIM assets under management	$1,218.6	$1,228.4	$1,206.2

Assets under management within other reporting segments(2)	142.7	148.9	143.3
Total PFI assets under management	$1,361.3	$1,377.3	$1,349.5
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

The following table sets forth assets under management by source as of the dates indicated:

	September 30, 2023	December 31, 2022	September 30, 2022
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$547.6	$549.2	$536.3
Retail customers	312.5	299.6	298.1
General account	358.5	379.6	371.8
Total PGIM assets under management	$1,218.6	$1,228.4	$1,206.2

Assets under management within other reporting segments(2)	142.7	148.9	143.3
Total PFI assets under management	$1,361.3	$1,377.3	$1,349.5
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023
	(in billions)
Beginning assets under management	$1,265.8	$1,257.4	$1,228.4	$1,523.8	$1,206.2
Institutional third-party flows	(3.8)	0.6	(17.0)	9.0	(23.0)
Retail third-party flows	(1.9)	(4.6)	(7.9)	(17.5)	(13.6)
Total third-party flows	(5.7)	(4.0)	(24.9)	(8.5)	(36.6)
Affiliated flows(1)	1.9	7.2	(0.1)	14.2	(1.1)
Market appreciation (depreciation)(2)	(37.8)	(50.9)	27.9	(272.7)	59.7
Foreign exchange rate impact	(3.2)	(7.2)	(9.6)	(23.9)	(1.7)
Net money market activity and other increases (decreases)(3)	(2.4)	3.7	(3.1)	(26.7)	(7.9)
Ending assets under management	$1,218.6	$1,206.2	$1,218.6	$1,206.2	$1,218.6
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the nine months ended September 30, 2022 include a reduction in assets under management from the sales of the Full Service Retirement business and PALAC.

PGIM’s assets under management as of September 30, 2023 increased $12 billion in comparison to the prior year quarter, primarily driven by equity market appreciation and tightening credit spreads, partially offset by net outflows and the impact of higher interest rates. PGIM’s assets under management as of September 30, 2023 decreased $10 billion in comparison to the prior year end, primarily driven by net outflows and the impact of higher interest rates, partially offset by equity market appreciation and credit spread tightening.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2023, these assets decreased approximately $0.9 billion compared to December 31, 2022, primarily reflecting market depreciation, partially offset by net private capital inflows.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in billions)
Private capital deployed:
Real estate debt and equity	$4.6	$7.4	$12.2	$22.0
Private credit and equity	3.4	2.2	10.1	12.1
Total private capital deployed	$8.0	$9.6	$22.3	$34.1

Seed and Co-Investments

As of September 30, 2023 and December 31, 2022, PGIM had approximately $1,142 million and $1,444 million of seed investments and $433 million and $497 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$941	$655	$2,654	$3,782
Group Insurance	89	30	253	(31)
Individual Life	58	(70)	(103)	(1,750)
Total U.S. Businesses	1,088	615	2,804	2,001
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,759)	(686)	(2,392)	(3,028)
Charges related to realized investment gains (losses), net	(90)	(154)	13	(488)
Change in value of market risk benefits, net of related hedging gains (losses)	(262)	(64)	(174)	(1,091)
Market experience updates	50	74	163	426
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(1)	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(972)	$(216)	$415	$(2,179)

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $473 million primarily due to:

•Higher net investment spread results, primarily reflecting higher reinvestment and short-term rates, as well as business growth and higher income on non-coupon investments;

•Lower expenses, including a reduction in legal reserves in our Individual Life business; and

•Higher underwriting results, primarily reflecting favorable mortality experience in our Group Insurance business, partially offset by unfavorable mortality experience in our Individual Life business.

•Partially offsetting these increases was lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows and the impact of the Prudential Defined Income (“PDI”) reinsurance transaction.

Nine Month Comparison. Adjusted operating income for our U.S. Businesses increased by $803 million primarily due to:

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;

•Higher net investment spread results, primarily reflecting higher reinvestment and short-term rates, as well as business growth, partially offset by lower income on non-coupon investments; and

•Higher underwriting results, primarily reflecting improved mortality experience and more favorable disability results in our Group Insurance business, partially offset by unfavorable mortality experience in our Individual Life business.

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

•In September 2023, the Company entered into an agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”) to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of Prudential Financial. These contracts represent approximately 70% of the Company’s in-force structured settlement annuities business. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$221	$11,468	$7,847	$16,637
Individual Retirement Strategies	1,153	971	3,367	4,493
Total revenues	1,374	12,439	11,214	21,130
Benefits and expenses:
Institutional Retirement Strategies	(218)	11,200	6,584	15,422
Individual Retirement Strategies	651	584	1,976	1,926
Total benefits and expenses	433	11,784	8,560	17,348
Adjusted operating income:
Institutional Retirement Strategies	439	268	1,263	1,215
Individual Retirement Strategies	502	387	1,391	2,567
Total adjusted operating income	941	655	2,654	3,782
Realized investment gains (losses), net, and related adjustments	(1,300)	(432)	(1,767)	(1,610)
Charges related to realized investment gains (losses), net	(66)	(160)	(4)	(415)
Change in value of market risk benefits, net of related hedging gains (losses)	(262)	(64)	(174)	(1,091)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(1)	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(686)	$(2)	$710	$667

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $171 million, driven by higher net investment spread results, primarily reflecting higher income on non-coupon investments, business growth and higher reinvestment rates.

Adjusted operating income from our Individual Retirement Strategies business increased $115 million, primarily driven by higher net investment spread results due to more favorable short-term interest rates, higher reinvestment rates and growth in indexed variable annuities. This increase was partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows and the impact of the PDI reinsurance transaction, partially offset by favorable equity markets.

Nine Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $48 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 and 2022 included net benefits from this update of $6 million and $14 million, respectively. Excluding this item, adjusted operating income increased $56 million, driven by higher net investment spread results, primarily reflecting business growth and higher reinvestment rates, partially offset by lower income on non-coupon investments. Also contributing to the increase was higher fee income, net of distribution expenses and other associated costs, primarily driven by business growth.

Adjusted operating income from our Individual Retirement Strategies business decreased $1,176 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 had no net impact from our annual reviews and update of assumptions, while results for 2022 included a $7 million net benefit. Excluding this item, adjusted operating income decreased $1,169 million, primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows, the impacts from the sale of PALAC and the PDI reinsurance transaction, and unfavorable equity markets. These decreases were partially offset by higher net investment spread results due to more favorable short-term interest rates, higher reinvestment rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $11,247 million. This decrease primarily reflected lower pension risk transfer premiums due to a significant sale in the prior period and the impact of the reinsurance of certain structured settlement annuity contracts, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $11,418 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums and the impact of the reinsurance of certain structured settlement annuity contracts, as discussed above.

Revenues from our Individual Retirement Strategies business increased $182 million primarily driven by higher net investment income due to higher reinvestment rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments. Also contributing to the increase was higher other income primarily driven by more favorable short-term interest rates on collateral posted to counterparties, partially offset by lower asset management and service fees and lower policy charges and fee income resulting from lower separate average account values due to net outflows and the impact of the PDI reinsurance transaction.

Benefits and expenses of our Individual Retirement Strategies business increased $67 million primarily due to higher interest expense, partially offset by lower general and administrative expenses, net of capitalization.

Nine Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $8,790 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $9,145 million. This decrease primarily reflected lower pension risk transfer premiums due to a significant sale in the prior period and the impact of the reinsurance of certain structured settlement annuity contracts, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $8,838 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $9,201 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums and the impact of the reinsurance of certain structured settlement annuity contracts, as discussed above.

Revenues from our Individual Retirement Strategies business decreased $1,126 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $1,119 million primarily driven by the absence of a gain in the prior year period from the sale of PALAC and lower policy charges and fee income resulting from lower average separate account values due to net outflows, the impacts from the sale of PALAC and the PDI reinsurance transaction, and unfavorable equity markets. These decreases were partially offset by higher net investment income due to higher reinvestment rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Individual Retirement Strategies business increased $50 million primarily driven by higher interest expense, partially offset by lower general and administrative expenses, net of capitalization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$258,533	$234,594	$251,818	$245,720	$238,313
Additions(1)	4,697	13,518	14,211	19,496	26,488
Withdrawals and benefits	(7,781)	(3,691)	(19,120)	(12,150)	(23,368)
Change in market value, interest credited and interest income	878	(553)	5,157	(4,512)	5,559
Other(2)	(1,394)	(5,555)	2,867	(10,241)	7,941
Ending total account value, gross	254,933	238,313	254,933	238,313	254,933
Reinsurance ceded	(9,273)	0	(9,273)	0	(9,273)
Ending total account value, net	$245,660	$238,313	$245,660	$238,313	$245,660
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2023 and 2022, “Other” activity also includes $1,109 million in receipts offset by $788 million in payments and $1,461 million in receipts offset by $958 million in payments, respectively, and for the nine months ended September 30, 2023 and 2022, includes $2,818 million in receipts offset by $2,559 million in payments and $3,172 million in receipts offset by $2,666 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The decrease in Institutional Retirement Strategies net account values for the three months and nine months ended September 30, 2023 was primarily driven by the reinsurance of certain structured settlement annuity contracts and net withdrawals. The decrease in net account values for the nine months ended September 30, 2023 was partially offset by interest credited on customer funds and the positive impact of foreign exchange rate changes.

The increase in Institutional Retirement Strategies net account values for the twelve months ended September 30, 2023 reflects the positive impact of foreign exchange rate changes, interest credited on customer funds and net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, partially offset by the reinsurance of certain structured settlement annuity contracts.

Individual Retirement Strategies. Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies primarily based on the level of account values. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes may impact our net flows, including new business sales. The following table sets forth account value information of Individual Retirement Strategies’ products for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023
	(in millions)
Total Individual Retirement Strategies(1)(2):
Beginning total account value	$126,297	$123,138	$120,022	$182,305	$115,790
Sales	1,950	1,389	5,526	4,530	7,023
Full surrenders and death benefits	(1,752)	(1,225)	(4,891)	(4,973)	(6,033)
Sales, net of full surrenders and death benefits	198	164	635	(443)	990
Partial withdrawals and other benefit payments	(1,062)	(976)	(3,239)	(3,437)	(4,472)
Net flows	(864)	(812)	(2,604)	(3,880)	(3,482)
Change in market value, interest credited and other activity(3)(4)	(3,792)	(5,921)	5,402	(60,548)	11,141
Policy charges(4)	(551)	(615)	(1,730)	(2,087)	(2,359)
Ending total account value, gross	121,090	115,790	121,090	115,790	121,090
Reinsurance ceded	(10,984)	(637)	(10,984)	(637)	(10,984)
Ending total account value, net	$110,106	$115,153	$110,106	$115,153	$110,106
__________
(1)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $104.1 billion and $110.1 billion as of September 30, 2023 and 2022, respectively. Fixed annuity account values were $6.0 billion and $5.1 billion as of September 30, 2023 and 2022, respectively.
(2)Beginning total account value for the nine months ended September 30, 2022 includes approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021, in relation to the PALAC sale.
(3)Results for the nine months ended September 30, 2022 reflect the reduction in account value resulting from the sale of PALAC.
(4)Prior period amounts have been updated to conform to current period presentation.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months and nine months ended September 30, 2023 increased in comparison to the prior year periods driven by higher sales of fixed annuity products.

The decrease in Individual Retirement Strategies net account values for the three months ended September 30, 2023 was primarily driven by market value depreciation and net outflows. The decrease in Individual Retirement Strategies net account values for the nine months and twelve months ended September 30, 2023 was primarily driven by the reinsurance of PDI traditional variable annuity contracts, net outflows and policy charges on contractholder accounts, partially offset by market value appreciation.

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

	September 30, 2023		December 31, 2022		September 30, 2022
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$66,483	59%	$69,282	61%	$67,570	62%
ALM strategy only(3)	1,849	2%	1,972	2%	1,924	2%
Automatic rebalancing only	79	0%	83	0%	84	0%
External reinsurance(4)	11,701	10%	2,482	2%	2,446	2%
PDI	1,430	1%	11,988	11%	11,893	11%
Other products	1,499	1%	1,561	1%	1,519	1%
Total living benefit/GMDB features	83,041		87,368		85,436
GMDB features and other(5)	30,495	27%	26,573	23%	24,594	22%
Total variable annuity account value	$113,536		$113,941		$110,030
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes PDI which is presented separately within this table.
(4)Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $9 billion of account values in relation to the PDI reinsurance transaction, as discussed above, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$1,707	$1,034	$3,191	$3,390
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	(570)	(123)	(383)	(391)
Change in the NPR adjustment, excluding changes recognized in OCI	(17)	10	20	46
Change in the fair value of hedge assets(4)(5)	(2,000)	(944)	(3,658)	(3,612)
Other(6)	(48)	(250)	(122)	(963)
Total Individual Retirement Strategies results excluded from adjusted operating income	(928)	(273)	(952)	(1,530)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(699)	(384)	(992)	(1,585)
Total results excluded from adjusted operating income	$(1,627)	$(657)	$(1,944)	$(3,115)
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
(5)Includes changes in the fair value of equity derivatives related to the capital hedge program of $0 million and $154 million for the three months ended September 30, 2023 and 2022, respectively, and $(225) million and $824 million for the nine months ended September 30, 2023 and 2022, respectively, that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For the three months ended September 30, 2023, the loss of $1,627 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives as well as unfavorable equity market performance. For the nine months ended September 30, 2023, the loss of $1,944 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives and an unfavorable impact from our annual reviews and update of assumptions and other refinements, partially offset by favorable equity market performance.

For the three months and nine months ended September 30, 2022, the losses of $657 million and $3,115 million, respectively, were primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives, and unfavorable equity market performance. The loss for the nine months ended September 30, 2022 was partially offset by a favorable impact from our annual reviews and update of assumptions and other refinements.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Operating results:
Revenues	$1,576	$1,525	$4,738	$4,560
Benefits and expenses	1,487	1,495	4,485	4,591
Adjusted operating income	89	30	253	(31)
Realized investment gains (losses), net, and related adjustments	(31)	15	(80)	(94)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$58	$45	$173	$(125)
Benefits ratio(1)(4):
Group life(2)	84.8%	91.2%	86.9%	94.2%
Group disability(2)	76.2%	72.5%	69.6%	73.8%
Total Group Insurance(2)	82.4%	86.4%	82.3%	89.2%
Administrative operating expense ratio(3)(4):
Group life	11.8%	10.9%	11.8%	10.8%
Group disability	24.1%	30.3%	24.9%	31.2%
Total Group Insurance	15.1%	15.9%	15.2%	15.8%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 87.6%, 70.7% and 83.1% for the nine months ended September 30, 2023, respectively; and 94.4%, 73.0% and 89.2% for the nine months ended September 30, 2022, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $59 million, primarily reflecting higher underwriting results in our group life business, driven by favorable mortality experience on non-experience-rated contracts. This increase was partially offset by higher variable expenses, largely driven by business growth.

Nine Month Comparison. Adjusted operating income increased $284 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 included a $36 million net benefit from these updates, while results for 2022 included a $3 million net charge from these updates. Excluding this item, adjusted operating income increased $245 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts and favorable mortality experience on non-experience-rated contracts, and higher underwriting results in our group disability business, driven by a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by higher variable expenses, largely driven by business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $51 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including for supplemental health products. This increase also reflected higher net investment income driven by higher non-coupon income and higher reinvestment rates.

Benefits and expenses decreased $8 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by favorable mortality experience on non-experience-rated contracts. This decrease was partially offset by higher policyholders’ benefits and changes in reserves in our group disability business driven by less favorable claims experience on long-term disability contracts and business growth, as well as higher general and administrative expenses, largely driven by business growth.

Nine Month Comparison. Revenues increased $178 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $175 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including for supplemental health products, as well as growth in non-experience-rated contracts in our group life business. This increase also reflected higher net investment income driven by higher reinvestment rates.

Benefits and expenses decreased $106 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $70 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business, driven by favorable mortality experience, including a decline in COVID-19 impacts on non-experience-rated contracts. This decrease was partially offset by higher policyholders’ benefits and changes in reserves in our group disability business driven by business growth, as well as higher general and administrative expenses, largely driven by business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Annualized new business premiums(1):
Group life	$61	$67	$255	$273
Group disability	34	36	216	183
Total	$95	$103	$471	$456
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2023 decreased $8 million compared to the prior year period, driven by lower sales in both our group life and group disability businesses in the National segment, partially offset by higher sales in the Premier and Association segments.

Total annualized new business premiums for the nine months ended September 30, 2023 increased $15 million compared to the prior year period, driven by higher sales in our group disability business in the Premier segment, including an increase in supplemental health product sales. Sales were lower in our group life business, driven by a decrease in sales in the National segment, partially offset by higher sales in the Premier and Association segments.

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

•In July 2023, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business. This transaction, which is structured on a modified coinsurance basis and contains significant structural protections, including overcollateralization by the counterparty and agreed upon investment guidelines, is subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues	$1,589	$1,457	$4,680	$4,301
Benefits and expenses	1,531	1,527	4,783	6,051
Adjusted operating income	58	(70)	(103)	(1,750)
Realized investment gains (losses), net, and related adjustments	(428)	(269)	(545)	(1,324)
Charges related to realized investment gains (losses), net	(24)	6	17	(73)
Market experience updates	50	74	163	426
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(344)	$(259)	$(468)	$(2,721)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $128 million, primarily reflecting higher net investment spread results, driven by higher income on non-coupon investments and the impact from higher reinvestment rates, partially offset by unfavorable derivative settlements. Also contributing to the increase were lower expenses, including a reduction in legal reserves. These increases were partially offset by lower underwriting results, driven by unfavorable mortality experience, net of reinsurance.

Nine Month Comparison. Adjusted operating income increased $1,647 million, primarily reflecting a less unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 included a $26 million net charge from these updates, compared to a $1,608 million net charge for 2022 which was mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality. Excluding this item, adjusted operating income increased $65 million primarily driven by lower expenses, including a reduction in legal reserves, and higher net investment spread results reflecting the impact from higher reinvestment rates, partially offset by unfavorable derivative settlements, and lower income on non-coupon investments. These increases were partially offset by lower underwriting results, driven by unfavorable reserve experience versus expectations and unfavorable mortality experience, net of reinsurance.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $132 million, primarily driven by higher net investment income reflecting higher income from non-coupon investments and higher reinvestment and short-term rates, partially offset by lower realized investment gains from unfavorable derivative settlements.

Benefits and expenses increased $4 million, primarily driven by higher policyholder benefits and changes in reserves, due to unfavorable mortality experience. These increases were partially offset by lower general and administrative expenses, including a reduction in legal reserves.

Nine Month Comparison. Revenues increased $379 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $155 million, primarily driven by higher net investment income reflecting higher reinvestment and short-term rates, partially offset by lower realized investment gains from unfavorable derivative settlements.

Benefits and expenses decreased $1,268 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $90 million. This increase was primarily driven by unfavorable changes in estimates of the liability for future policy benefits reflecting unfavorable reserve experience, and higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above. These increases were partially offset by lower general and administrative expenses, including a reduction in legal reserves.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$29	$107	$136	$27	$76	$103
Term Life	5	28	33	4	20	24
Universal Life	1	16	17	2	21	23
Total	$35	$151	$186	$33	$117	$150

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$88	$303	$391	$83	$234	$317
Term Life	15	72	87	13	58	71
Universal Life	3	51	54	5	62	67
Total	$106	$426	$532	$101	$354	$455

Total annualized new business premiums for the third quarter and first nine months of 2023 increased $36 million and $77 million, respectively, primarily reflecting higher third-party sales across variable and term life products.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Revenues:
Life Planner	$2,359	$2,244	$7,364	$7,308
Gibraltar Life and Other	2,207	2,374	6,940	7,243
Total revenues	4,566	4,618	14,304	14,551
Benefits and expenses:
Life Planner	1,832	1,814	5,828	5,857
Gibraltar Life and Other	1,923	2,056	6,041	6,303
Total benefits and expenses	3,755	3,870	11,869	12,160
Adjusted operating income:
Life Planner	527	430	1,536	1,451
Gibraltar Life and Other	284	318	899	940
Total adjusted operating income	811	748	2,435	2,391
Realized investment gains (losses), net, and related adjustments	(834)	(451)	(545)	(2,005)
Charges related to realized investment gains (losses), net	29	38	63	66
Change in value of market risk benefits, net of related hedging gains (losses)	11	6	14	19
Market experience updates	97	48	32	180
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	(24)	(42)	31
Income (loss) before income taxes and equity in earnings of operating joint ventures	$95	$365	$1,957	$682

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $97 million, including a net unfavorable impact of $9 million from currency fluctuations. Excluding this item, adjusted operating income from our Life Planner operations increased $106 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments and higher reinvestment rates, as well as higher underwriting results primarily due to the growth of business in force in our Brazil operations, and less unfavorable morbidity and mortality experience. These increases were partially offset by higher variable expenses, largely driven by business growth.

Adjusted operating income from our Gibraltar Life and Other operations decreased $34 million, including a net favorable impact of $5 million from currency fluctuations. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $39 million primarily reflecting lower net investment spread results driven by unfavorable derivative settlements and the decline of business in force, partially offset by higher income on non-coupon investments, Also contributing to the decrease were lower surrender charges. These decreases were partially offset by higher underwriting results, primarily driven by less unfavorable morbidity and mortality experience, partially offset by the decline of business in force.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $85 million, including a net unfavorable impact of $33 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $5 million net charge in 2023 compared to a $5 million net charge in 2022.

Excluding these items, adjusted operating income from our Life Planner operations increased $118 million primarily reflecting higher net investment spread results driven by higher reinvestment rates and higher income on non-coupon investments, as well as higher underwriting results primarily due to the growth of business in force in our Brazil operations, and less unfavorable morbidity and mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $41 million, including a net favorable impact of $11 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $18 million net benefit in 2023 compared to a $14 million net charge in 2022.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $84 million primarily reflecting lower net investment spread results driven by unfavorable derivative settlements and the decline in business in force, as well as lower underwriting results, primarily driven by the decline of business in force, partially offset by less unfavorable morbidity and mortality experience. These decreases were partially offset by higher earnings from our joint venture investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $115 million, including a net unfavorable impact of $3 million from currency fluctuations. Excluding this item, revenues increased $118 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments and higher reinvestment yields.

Benefits and expenses of our Life Planner operations increased $18 million, including a net unfavorable impact of $6 million from currency fluctuations. Excluding this item, benefits and expenses increased $12 million, primarily reflecting higher interest credited on policyholders’ account balances and higher general and administrative expenses, largely driven by business growth, partially offset by lower policyholder benefits, including changes in reserves due to less unfavorable morbidity and mortality experience.

Revenues from our Gibraltar Life and Other operations decreased $167 million, including a net favorable impact of $52 million from currency fluctuations. Excluding this item, revenues decreased $219 million, primarily reflecting lower premiums and policy charges and fee income attributable to the decline of business in force and lower realized investment gains from unfavorable derivative settlements.

Benefits and expenses of our Gibraltar Life and Other operations decreased $133 million, including a net unfavorable impact of $47 million from currency fluctuations. Excluding this item, benefits and expenses decreased $180 million, primarily reflecting lower policyholder benefits, including changes in reserves due to the decline of business in force, as discussed above, and less unfavorable morbidity and mortality experience, partially offset by higher interest credited on policyholders’ account balances.

Nine Month Comparison. Revenues from our Life Planner operations increased $56 million, including a net unfavorable impact of $130 million from currency fluctuations and a net benefit of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $104 million, primarily reflecting higher net investment income driven by higher reinvestment rates and higher income on non-coupon investments, partially offset by lower premiums and policy charges and fee income attributable to the decline of business in force in Japan.

Benefits and expenses of our Life Planner operations decreased $29 million, including a net favorable impact of $97 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $14 million, primarily reflecting lower policyholder benefits, including changes in reserves, due to the decline of business in force, as discussed above, and less unfavorable morbidity and mortality experience, partially offset by higher interest credited on policyholders’ account balances and higher general and administrative expenses, largely driven by business growth.

Revenues from our Gibraltar Life and Other operations decreased $303 million, including a net unfavorable impact of $28 million from currency fluctuations and a net benefit of $214 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $489 million, primarily reflecting lower premiums and policy charges and fee income attributable to the decline of business in force, and lower realized investment gains from unfavorable derivative settlements.

Benefits and expenses of our Gibraltar Life and Other operations decreased $262 million, including a net favorable impact of $39 million from currency fluctuations and a net charge of $182 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $405 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above, and less unfavorable morbidity and mortality experience, partially offset by higher interest credited on policyholders’ account balances.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis(1):
Life Planner	$255	$215	$781	$697
Gibraltar Life and Other	236	198	708	634
Total	$491	$413	$1,489	$1,331
On a constant exchange rate basis:
Life Planner	$259	$219	$791	$693
Gibraltar Life and Other	246	205	736	648
Total	$505	$424	$1,527	$1,341
__________
(1)The nine months ended September 30, 2023 includes the correction of first quarter sales amounts previously reported for both Life Planner and Gibraltar Life and Other.

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$144	$21	$63	$31	$259	$125	$16	$73	$5	$219
Gibraltar Life and Other:
Life Consultants	37	6	9	85	137	42	8	7	72	129
Banks	6	0	2	61	69	13	0	0	21	34
Independent Agency	15	6	19	0	40	19	1	22	0	42
Subtotal	58	12	30	146	246	74	9	29	93	205
Total	$202	$33	$93	$177	$505	$199	$25	$102	$98	$424
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $40 million, primarily driven by higher life product sales in Brazil. In Japan, higher USD-denominated single premium investment contract sales were partially offset by lower USD-denominated recurring premium life and retirement product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $41 million. Bank channel and Life Consultants sales increased $35 million and $8 million, respectively, both reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales decreased $2 million reflecting lower life and retirement product sales, partially offset by higher accident and health product sales.

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$412	$62	$210	$107	$791	$378	$49	$257	$9	$693
Gibraltar Life and Other:
Life Consultants	108	19	20	270	417	141	20	26	186	373
Banks	25	0	2	148	175	66	0	3	50	119
Independent Agency	49	30	65	0	144	64	8	84	0	156
Subtotal	182	49	87	418	736	271	28	113	236	648
Total	$594	$111	$297	$525	$1,527	$649	$77	$370	$245	$1,341
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $98 million, primarily driven by higher life product sales in Brazil. In Japan, higher USD-denominated single premium investment contract sales were partially offset by lower USD-denominated recurring premium life and retirement product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $88 million. Bank channel and Life Consultants sales increased $56 million and $44 million, respectively, both reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales decreased $12 million reflecting lower life and retirement product sales, partially offset by higher accident and health product sales.

Corporate and Other

Business Update

•Effective January 1, 2023, AIQ and Prudential Advisors are included within Corporate and Other operations. There are no impacts to the Company's consolidated financial statements from these reporting changes and historical results have been updated to conform to the current period presentation.

•In September 2023, the Company acquired a 20% interest as a limited partner in Prismic Life Holding Company, LP (“Prismic HoldCo”), a Bermuda exempted limited partnership that owns all of the outstanding capital stock of Prismic Re. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other will reflect the Company’s share of earnings in Prismic HoldCo on a quarter lag. In connection with this transaction, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuities contracts issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The invested assets supporting the contracts reinsured via coinsurance with funds withheld consist primarily of public fixed maturities available-for-sale, private fixed maturities available-for-sale and fixed maturities designated as trading. As the Company considers its relationship with Prismic to be an enterprise initiative that could span business segments, Corporate and Other will report these segregated assets along with the offsetting funds withheld payable. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating results:
Investment income	$55	$38	$147	$115
Interest expense on debt	(201)	(213)	(628)	(620)
Pension and employee benefits	81	100	258	288
Other corporate activities	(439)	(340)	(1,293)	(935)
Adjusted operating income	(504)	(415)	(1,516)	(1,152)
Realized investment gains (losses), net, and related adjustments	162	10	(28)	58
Charges related to realized investment gains (losses), net	0	1	2	1
Market experience updates	(4)	3	(7)	11
Divested and Run-off Businesses	(46)	(53)	125	175
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(41)	(2)	(15)	(37)
Other adjustments(1)	(2)	(3)	(4)	(12)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(435)	$(459)	$(1,443)	$(956)
__________
(1)Includes certain components of consideration for a business acquisition, which are recognized as compensation expense over the requisite service periods.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $89 million. Net charges from other corporate activities increased $99 million primarily driven by higher costs related to technology and other corporate initiatives, the absence of gains from the sales of certain home office properties in the prior year period, and less favorable foreign exchange rate impacts. Pension and employee benefits results were unfavorable by $19 million primarily driven by an increase in employee benefit plan costs. These impacts were partially offset by increased investment income results of $17 million, primarily driven by higher earnings on highly liquid assets due to higher interest rates and higher income on non-coupon investments, and decreased interest expense on debt of $12 million, primarily reflecting lower average debt balances.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $364 million. Net charges from other corporate activities increased $358 million primarily driven by higher costs related to technology and other corporate initiatives, less favorable foreign exchange rate impacts, and the absence of gains from the sales of certain home office properties in the prior year period, partially offset by less unfavorable Assurance IQ results. Pension and employee benefits were unfavorable by $30 million primarily driven by an increase in employee benefit plan costs. Interest expense on debt increased $8 million due to higher average debt balances. These impacts were partially offset by favorable investment income results of $32 million primarily reflecting an increase in earnings on highly liquid assets due to higher interest rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Long-Term Care	$(117)	$(70)	$(3)	$(376)
Other	71	17	128	551
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(46)	$(53)	$125	$175

Long-Term Care

Three Month Comparison. Results decreased $47 million compared to the prior year period primarily driven by unfavorable impacts from changes in the market value of derivatives used for duration management and lower underwriting results, partially offset by higher income on non-coupon investments and favorable impacts from changes in the market value of equity securities.

Nine Month Comparison. Results increased $373 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 and 2022 included net charges from these updates of $79 million and $3 million, respectively. Excluding this item, results increased $449 million compared to the prior year period primarily driven by favorable impacts from changes in the market value of equity securities and less unfavorable impacts from changes in the market value of derivatives used for duration management, partially offset by lower income on non-coupon investments.

Other Divested and Run-off Businesses
Results for the third quarter of 2023 increased $54 million primarily driven by accelerated amortization in the current quarter of the deferred gain related to the sale of the Full Service Retirement business as a result of the surrender of certain contracts. Results for the first nine months of 2023 decreased $423 million, primarily driven by the absence of a gain in the prior period from the sale of the Full Service Retirement business, which was completed in April 2022. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this sale. Results for the first nine months of 2023 also reflect the absence of losses related to the Full Service Retirement business recorded in the first quarter of 2022, which were largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities.

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

As of September 30, 2023, the excess of actual cumulative earnings over the expected cumulative earnings was $2,811 million; however, due to the accumulation of net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of September 30, 2023 was reduced to zero.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
U.S. GAAP results:
Revenues	$615	$710	$2,541	$2,204
Benefits and expenses	613	731	2,591	2,182
Income (loss) before income taxes and equity in earnings of operating joint ventures	$2	$(21)	$(50)	$22

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $23 million. Net investment activity results decreased, primarily reflecting lower realized investment gains driven by unfavorable changes in the market value of derivatives, partially offset by higher other income driven by favorable changes in the market value of fixed income and equity securities, and higher net investment income driven by higher income on non-coupon investments and higher reinvestment rates. Net insurance activity results increased driven by a favorable comparative change in claims experience. As a result of these and other factors, a $334 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2023, compared to a $233 million reduction in the third quarter of 2022.

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $72 million. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the market value of equity and fixed income securities, partially offset by lower realized investment gains driven by unfavorable changes in the market value of derivatives and higher losses on the sale of fixed income investments, as well as lower net investment income driven by lower income on non-coupon investments, partially offset by higher reinvestment rates. Net insurance activity results increased driven by a favorable comparative change in claims experience. As a result of these and other factors, a $397 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2023, compared to a $886 million reduction in the first nine months of 2022.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $95 million primarily driven by a decrease in realized investment gains, partially offset by an increase in other income, and an increase in net investment income, as discussed above.
Benefits and expenses decreased $118 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Nine Month Comparison. Revenues increased $337 million primarily driven by an increase in other income, partially offset by a decrease in realized investment gains and a decrease in net investment income, as discussed above.

Benefits and expenses increased $409 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

	As of September 30, 2023				As of December 31, 2022
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$266,580	$5,188	$28,738	$824	$277,648	$4,345	$30,071	$817
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	888	0	0	0	945	0	0	0
Equity securities	2,055	0	0	0	1,899	0	0	0
All other(2)	0	0	0	0	0	0	0	0
Subtotal	2,943	0	0	0	2,844	0	0	0
Market risk benefit assets	2,200	2,200	0	0	800	800	0	0
Fixed maturities, trading	6,314	283	815	14	5,051	289	900	15
Equity securities	5,260	605	1,779	136	5,416	528	1,734	99
Commercial mortgage and other loans	387	0	0	0	137	0	0	0
Other invested assets(3)	1,863	861	1	0	1,990	537	3	2
Short-term investments	3,593	14	101	10	3,637	18	150	0
Cash equivalents	7,694	0	280	0	6,398	0	1,076	0
Other assets	659	281	0	0	152	152	0	0
Separate account assets	162,625	1,160	0	0	171,805	1,081	0	0
Total assets	$460,118	$10,592	$31,714	$984	$475,878	$7,750	$33,934	$933
Market risk benefit liabilities	$4,660	$4,660	$0	$0	$5,864	$5,864	$0	$0
Policyholders’ account balances	6,108	6,108	0	0	3,492	3,492	0	0
Other liabilities(3)	4,987	1	0	0	2,682	1	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	392	392	0	0	0	0	0	0
Total liabilities	$16,147	$11,161	$0	$0	$12,038	$9,357	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 2.3% and 3.1%, respectively, as of September 30, 2023, and 1.6% and 2.7%, respectively, as of December 31, 2022.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.2 billion of public fixed maturities as of September 30, 2023, with values primarily based on indicative broker quotes, and approximately $4.3 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2023
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,813	58.5%	$19,563	$226,376
Public, held-to-maturity, at amortized cost, net of allowance	0	0.0	0	0
Private, available-for-sale, at fair value	58,938	16.7	9,175	68,113
Private, held-to-maturity, at amortized cost, net of allowance	0	0.0	0	0
Fixed maturities, trading, at fair value	5,700	1.6	816	6,516
Assets supporting experience-rated contractholder liabilities, at fair value	2,943	0.8	0	2,943
Equity securities, at fair value	4,588	1.3	1,778	6,366
Commercial mortgage and other loans, at book value, net of allowance	49,685	14.0	7,836	57,521
Policy loans, at outstanding balance	6,439	1.8	3,520	9,959
Other invested assets, net of allowance(1)	13,995	4.0	4,679	18,674
Short-term investments, net of allowance	4,755	1.3	303	5,058
Total general account investments	353,856	100.0%	47,670	401,526
Invested assets of other entities and operations(2)	5,710		0	5,710
Total investments	$359,566		$47,670	$407,236

	December 31, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,106	60.8%	$21,140	$242,246
Public, held-to-maturity, at amortized cost, net of allowance	1,229	0.3	0	1,229
Private, available-for-sale, at fair value	55,814	15.4	8,931	64,745
Private, held-to-maturity, at amortized cost, net of allowance	67	0.0	0	67
Fixed maturities, trading, at fair value	4,838	1.3	900	5,738
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	0.8	0	2,844
Equity securities, at fair value	4,671	1.3	1,733	6,404
Commercial mortgage and other loans, at book value, net of allowance	48,682	13.4	7,926	56,608
Policy loans, at outstanding balance	6,409	1.8	3,637	10,046
Other invested assets, net of allowance(1)	13,277	3.7	4,254	17,531
Short-term investments, net of allowance	4,236	1.2	337	4,573
Total general account investments	363,173	100.0%	48,858	412,031
Invested assets of other entities and operations(2)	5,410		0	5,410
Total investments	$368,583		$48,858	$417,441
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2023 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S interest rates, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2023 and December 31, 2022, 44% and 45%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$104,691	$112,013
Public, held-to-maturity, at amortized cost, net of allowance	0	1,229
Private, available-for-sale, at fair value	19,497	19,268
Private, held-to-maturity, at amortized cost, net of allowance	0	67
Fixed maturities, trading, at fair value	516	612
Assets supporting experience-rated contractholder liabilities, at fair value	2,943	2,844
Equity securities, at fair value	1,669	1,806
Commercial mortgage and other loans, at book value, net of allowance	17,640	18,080
Policy loans, at outstanding balance	2,545	2,607
Other invested assets(1)	5,694	5,272
Short-term investments, net of allowance	196	100
Total Japanese general account investments	$155,391	$163,898

__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2023 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S. interest rates, partially offset by net business inflows and the reinvestment of net investment income.

As of September 30, 2023, our Japanese insurance operations had $78.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $70.1 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2022, our Japanese insurance operations had $77.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $67.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $1.2 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2022 was primarily attributable to reinvestment of net investment income and portfolio growth as a result of net business inflows, partially offset by an increase in U.S. interest rates.

Our Japanese insurance operations had $4.2 billion and $5.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2023 and December 31, 2022, respectively. The $1.0 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2022 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended September 30, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.22%	$2,089	2.96%	$1,009	4.18%	$3,098	$390	$3,488
Assets supporting experience-rated contractholder liabilities	0.00	0	1.04	8	1.04	8	0	8
Equity securities	2.92	25	1.12	5	2.32	30	8	38
Commercial mortgage and other loans	4.19	333	3.67	162	4.01	495	80	575
Policy loans	4.90	47	3.89	25	4.50	72	52	124
Short-term investments and cash equivalents	6.57	205	5.20	27	6.41	232	12	244
Gross investment income	5.09	2,699	3.05	1,236	4.21	3,935	542	4,477
Investment expenses	(0.13)	(132)	(0.12)	(79)	(0.13)	(211)	(64)	(275)
Investment income after investment expenses	4.96%	2,567	2.93%	1,157	4.08%	3,724	478	4,202
Other invested assets(3)		215		76		291	33	324
Investment results of other entities and operations(4)		45		0		45	0	45
Total net investment income		$2,827		$1,233		$4,060	$511	$4,571

	Three Months Ended September 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.57%	$1,663	2.82%	$954	3.72%	$2,617	$343	$2,960
Assets supporting experience-rated contractholder liabilities	0.00	0	1.07	7	1.07	7	0	7
Equity securities	2.18	15	1.04	4	1.73	19	9	28
Commercial mortgage and other loans	3.82	277	3.63	169	3.75	446	82	528
Policy loans	4.88	46	3.94	24	4.51	70	54	124
Short-term investments and cash equivalents	3.24	118	3.07	12	3.23	130	7	137
Gross investment income	4.33	2,119	2.88	1,170	3.67	3,289	495	3,784
Investment expenses	(0.15)	(102)	(0.13)	(74)	(0.14)	(176)	(40)	(216)
Investment income after investment expenses	4.18%	2,017	2.75%	1,096	3.53%	3,113	455	3,568
Other invested assets(3)		22		6		28	(21)	7
Investment results of other entities and operations(4)		56		0		56	0	56
Total net investment income		$2,095		$1,102		$3,197	$434	$3,631
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
(5)The total yield was 4.11% and 3.62% for the three months ended September 30, 2023 and 2022, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $61.1 billion and $59.9 billion for the three months ended September 30, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.3 billion and $5.4 billion for the three months ended September 30, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

	Nine Months Ended September 30, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.14%	$6,144	2.88%	$2,981	4.09%	$9,125	$1,118	$10,243
Assets supporting experience-rated contractholder liabilities	0.00	0	1.14	25	1.14	25	0	25
Equity securities	2.98	72	2.84	37	2.93	109	34	143
Commercial mortgage and other loans	4.11	951	3.66	484	3.95	1,435	239	1,674
Policy loans	5.02	142	3.88	74	4.56	216	156	372
Short-term investments and cash equivalents	5.93	572	4.76	71	5.80	643	39	682
Gross investment income	4.99	7,881	3.00	3,672	4.12	11,553	1,586	13,139
Investment expenses	(0.13)	(392)	(0.13)	(241)	(0.13)	(633)	(186)	(819)
Investment income after investment expenses	4.86%	7,489	2.87%	3,431	3.99%	10,920	1,400	12,320
Other invested assets(3)		542		213		755	91	846
Investment results of other entities and operations(4)		201		0		201	0	201
Total net investment income		$8,232		$3,644		$11,876	$1,491	$13,367

	Nine Months Ended September 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.53%	$5,131	2.75%	$2,863	3.68%	$7,994	$1,021	$9,015
Assets supporting experience-rated contractholder liabilities	1.79	123	1.00	23	1.60	146	0	146
Equity securities	1.54	34	2.89	41	2.07	75	29	104
Commercial mortgage and other loans	3.62	870	3.65	521	3.64	1,391	242	1,633
Policy loans	4.94	139	3.92	75	4.53	214	162	376
Short-term investments and cash equivalents	1.82	184	2.08	18	1.83	202	10	212
Gross investment income	4.08	6,481	2.84	3,541	3.53	10,022	1,464	11,486
Investment expenses	(0.14)	(242)	(0.13)	(197)	(0.14)	(439)	(104)	(543)
Investment income after investment expenses	3.94%	6,239	2.71%	3,344	3.39%	9,583	1,360	10,943
Other invested assets(3)		657		142		799	148	947
Investment results of other entities and operations(4)		37		0		37	0	37
Total net investment income		$6,933		$3,486		$10,419	$1,508	$11,927
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

(5)The total yield was 4.02% and 3.48% for the nine months ended September 30, 2023 and 2022, respectively.

Nine Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.1 billion and $59.4 billion for the nine months ended September 30, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.5 billion and $6.2 billion for the nine months ended September 30, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$25	$(30)	$(131)	$(14)
Write-downs on fixed maturities(1)	(53)	(20)	(57)	(81)
Net gains (losses) on sales and maturities	(340)	76	(400)	(837)
Fixed maturity securities(2)	(368)	26	(588)	(932)
(Addition to) release of allowance for credit losses on loans	(68)	(16)	(105)	(79)
Net gains (losses) on sales and maturities	0	0	0	(10)
Commercial mortgage and other loans	(68)	(16)	(105)	(89)
Derivatives	(1,880)	(525)	(2,229)	(2,487)
OTTI losses on other invested assets recognized in earnings	(10)	(8)	(45)	(14)
(Addition to) release of allowance for credit losses on other invested assets	5	(2)	4	(3)
Other net gains (losses)	112	(11)	174	91
Other	107	(21)	133	74
Subtotal	(2,209)	(536)	(2,789)	(3,434)
Investment results of other entities and operations(3)	38	77	27	255
Total — PFI excluding Closed Block Division	(2,171)	(459)	(2,762)	(3,179)
Related adjustments	(259)	(669)	(203)	(1,802)
Realized investment gains (losses), net, and related adjustments	(2,430)	(1,128)	(2,965)	(4,981)
Charges related to realized investment gains (losses), net	(61)	(115)	78	(421)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and related adjustments	$(2,491)	$(1,243)	$(2,887)	$(5,402)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$13	$(13)	$31	$(23)
Write-downs on fixed maturities(1)	0	0	(6)	(31)
Net gains (losses) on sales and maturities	(99)	(124)	(311)	(180)
Fixed maturity securities(2)	(86)	(137)	(286)	(234)
(Addition to) release of allowance for credit losses on loans	(22)	(7)	(23)	(16)
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	(22)	(7)	(23)	(16)
Derivatives	(123)	175	(53)	328
(Addition to) release of allowance for credit losses on other invested assets	2	(2)	2	(2)
Other net gains (losses)	(2)	0	(1)	(7)
Other	0	(2)	1	(9)
Subtotal — Closed Block Division	(231)	29	(361)	69
Consolidated PFI realized investment gains (losses), net	$(2,402)	$(430)	$(3,123)	$(3,110)
__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $340 million for the third quarter of 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net gains on sales and maturities of fixed maturity securities were $76 million for the third quarter of 2022 primarily driven by the impact of foreign currency exchange rate movements on non-U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales of fixed maturity securities in a higher interest rate environment.

Net realized losses on derivative instruments of $1,880 million, for the third quarter of 2023 primarily included:

•$2,041 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$102 million of gains on foreign currency hedges due to U.S. dollar appreciation versus foreign currencies.

Net realized losses on derivative instruments of $525 million, for the third quarter of 2022 primarily included:

•$955 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

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

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)”, “Net investment income”, and “Policyholders’ benefits” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 19 to the Unaudited Interim Consolidated Financial Statements for additional information regarding adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the third quarter of 2023 and 2022 reflect net related adjustments of $(259) million and $(669) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the third quarter of 2023 and 2022 included net charges of $61 million and $115 million, respectively, and were primarily driven by the impact of changes in certain policyholder reserves and other costs.

Nine Month Comparison. Net losses on sales and maturities of fixed maturity securities were $400 million for the first nine months of 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $837 million for the first nine months of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $2,229 million for the first nine months of 2023 primarily included:

•$1,931 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and
•$252 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the British Pound and Brazilian Real.

Partially offsetting these losses were:

•$80 million of gains on credit default swaps due to credit spreads tightening.

Net realized losses on derivative instruments of $2,487 million, for the first nine months of 2022 primarily included:

•$4,138 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and
•$124 million of losses on credit default swaps due to credit spreads widening.

Partially offsetting these losses were:

•$660 million of gains on capital hedges due to decreases in equity indices;
•$629 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$608 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, and Australian dollar.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Results for the first nine months of 2023 and 2022 reflect net related adjustments of $(203) million and $(1,802) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Results for the first nine months of 2023 and 2022 included a net benefit of $78 million and a net charge of $421 million, respectively, and were primarily driven by the impact of changes in certain policyholder reserves and other costs, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$40,749	$284	$5,748	$11	$35,274	$40,144	$277	$4,719	$2	$35,700
Consumer non-cyclical	33,531	373	5,293	12	28,599	31,546	387	4,219	16	27,698
Utility	27,688	303	4,520	15	23,456	25,871	350	3,443	27	22,751
Capital goods	17,556	178	2,307	2	15,425	16,612	196	2,100	36	14,672
Consumer cyclical	10,938	142	1,141	7	9,932	10,659	165	1,026	0	9,798
Foreign agencies	2,913	78	336	0	2,655	3,952	123	289	0	3,786
Energy	11,556	165	1,389	0	10,332	11,488	181	1,166	0	10,503
Communications	6,809	124	1,011	93	5,829	6,556	160	898	14	5,804
Basic industry	7,162	98	942	12	6,306	6,746	103	780	2	6,067
Transportation	10,967	149	1,436	0	9,680	9,894	175	1,183	4	8,882
Technology	5,150	40	610	17	4,563	4,460	32	523	0	3,969
Industrial other	5,054	29	1,131	1	3,951	4,544	35	953	0	3,626
Total corporate securities	180,073	1,963	25,864	170	156,002	172,472	2,184	21,299	101	153,256
Foreign government(2)	68,097	3,380	5,263	64	66,150	73,638	4,490	5,316	0	72,812
Residential mortgage-backed(3)	2,329	16	294	0	2,051	2,481	28	215	0	2,294
Asset-backed	10,446	203	138	0	10,511	10,060	151	206	0	10,005
Commercial mortgage-backed	6,486	5	630	0	5,861	7,331	18	521	0	6,828
U.S. Government	21,897	747	5,081	0	17,563	24,857	1,089	3,482	0	22,464
State & Municipal	8,484	151	1,022	0	7,613	9,725	226	690	0	9,261
Total fixed maturities, available-for-sale	$297,812	$6,465	$38,292	$234	$265,751	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2023 and December 31, 2022, based on amortized cost, 88% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 5% of the balance.
(3)As of September 30, 2023 and December 31, 2022, based on amortized cost, 100% and 99% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2022 to September 30, 2023 was primarily due to an increase in U.S. interest rates.

In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio (amortized cost, net of allowance of $1,212 million) was reclassified to fixed maturities, available-for-sale and recorded at fair value, while the $136 million net unrealized gain on the portfolio was recorded in “Accumulated other comprehensive income” as of September 30, 2023.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	September 30, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$0	$0	$0	$0	$0	$430	$24	$0	$454	$2
Total corporate securities	0	0	0	0	0	430	24	0	454	2
Foreign government(2)	0	0	0	0	0	725	128	0	853	0
Residential mortgage-backed(3)	0	0	0	0	0	143	5	0	148	0
Total fixed maturities, held-to-maturity	$0	$0	$0	$0	$0	$1,298	$157	$0	$1,455	$2
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2022, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of December 31, 2022, based on amortized cost, 94% were rated A or higher.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency (“FSA”), an agency of the Japanese government. The FSA has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the FSA’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s and S&P, or rating equivalents based on ratings assigned by Japanese credit rating agencies.

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2023					December 31, 2022
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$200,532	$5,294	$25,755	$1	$180,070	$206,050	$7,044	$20,290	$0	$192,804
2	80,396	969	11,158	0	70,207	76,161	940	9,519	0	67,582
Subtotal High or Highest Quality Securities(4)	280,928	6,263	36,913	1	250,277	282,211	7,984	29,809	0	260,386
3	10,177	118	903	5	9,387	10,938	104	1,163	0	9,879
4	5,151	41	329	65	4,798	5,016	50	435	1	4,630
5	1,162	24	122	40	1,024	1,921	17	258	24	1,656
6	394	19	25	123	265	478	31	64	76	369
Subtotal Other Securities(5) (6)	16,884	202	1,379	233	15,474	18,353	202	1,920	101	16,534
Total fixed maturities, available-for-sale	$297,812	$6,465	$38,292	$234	$265,751	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of September 30, 2023 and December 31, 2022, 781 securities with amortized cost of $8,710 million (fair value, $8,318 million) and 422 securities with amortized cost of $4,836 million (fair value, $4,610 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2023, includes gross unrealized losses of $678 million on public fixed maturities and $701 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2022, includes gross unrealized losses of $1,116 million on public fixed maturities and $804 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2023, includes $224,043 million of public fixed maturities and $56,885 million of private fixed maturities and, as of December 31, 2022, includes $229,327 million of public fixed maturities and $52,884 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2023, includes $7,582 million of public fixed maturities and $9,302 million of private fixed maturities and, as of December 31, 2022, includes $8,710 million of public fixed maturities and $9,643 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2023, securities considered below investment grade based on low issue composite ratings total $14,624 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2023					December 31, 2022
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$0	$0	$0	$0	$0	$1,217	$153	$0	$1,370	$1
2	0	0	0	0	0	81	4	0	85	1
Subtotal High or Highest Quality Securities(3)	0	0	0	0	0	1,298	157	0	1,455	2
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$0	$0	$0	$0	$0	$1,298	$157	$0	$1,455	$2
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2022, there were less than $1 million gross unrealized losses on public and private fixed maturities considered to be other than high or highest quality, respectively.
(3)On an amortized cost basis, as of December 31, 2022, there were $1,231 million of public fixed maturities and $67 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2023				December 31, 2022
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,153	$6,231	$4,996	$4,577	$7,078	$7,070	$7,320	$6,817
AA	3,400	3,370	1,489	1,283	2,741	2,660	0	0
A	721	696	1	1	162	151	2	2
BBB	90	90	0	0	20	20	9	9
BB and below	82	124	0	0	59	104	0	0
Total(4)	$10,446	$10,511	$6,486	$5,861	$10,060	$10,005	$7,331	$6,828
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2023, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans and other asset types.
(3)As of September 30, 2023 and December 31, 2022, based on amortized cost, 100% and 99% were securities with vintages of 2013 or later, respectively.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2023		December 31, 2022
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,429	$5,531	$6,132	$6,143
AA	3,170	3,153	2,687	2,606
A	13	13	13	12
BBB	15	14	15	13
BB and below	11	10	11	9
Total(2)(3)	$8,638	$8,721	$8,858	$8,783
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2023, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both September 30, 2023 and December 31, 2022.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities”, see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Commercial mortgage and agricultural property loans	$49,427	$48,240
Uncollateralized loans	406	463
Residential property loans	30	43
Other collateralized loans	100	108
Total recorded investment gross of allowance(1)	49,963	48,854
Allowance for credit losses	(278)	(172)
Total commercial mortgage and other loans, net	$49,685	$48,682
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both September 30, 2023 and December 31, 2022.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,311	37.0%	$17,509	36.3%
South Atlantic	7,288	14.7	7,642	15.8
Middle Atlantic	5,652	11.4	5,364	11.1
East North Central	2,622	5.3	2,587	5.4
West South Central	5,506	11.1	5,091	10.6
Mountain	2,162	4.4	2,025	4.2
New England	1,251	2.5	1,286	2.7
West North Central	485	1.0	485	1.0
East South Central	1,232	2.5	1,247	2.6
Subtotal-U.S.	44,509	89.9	43,236	89.7
Europe	3,199	6.6	3,157	6.5
Asia	676	1.4	789	1.6
Other	1,043	2.1	1,058	2.2
Total commercial mortgage and agricultural property loans	$49,427	100.0%	$48,240	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,969	26.2%	$11,853	24.6%
Retail	4,620	9.3	4,800	10.0
Office	7,062	14.3	7,568	15.7
Apartments/Multi-Family	13,891	28.1	13,503	28.0
Agricultural properties	5,638	11.4	5,587	11.5
Hospitality	1,855	3.8	1,733	3.6
Other	3,392	6.9	3,196	6.6
Total commercial mortgage and agricultural property loans	$49,427	100.0%	$48,240	100.0%

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

As of September 30, 2023, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.48 times and a weighted-average loan-to-value ratio of 59%. As of September 30, 2023, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2023, the weighted-average debt service coverage ratio was 1.73 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.6 billion and $2.4 billion of such loans as of September 30, 2023 and December 31, 2022, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both September 30, 2023 and December 31, 2022, there was less than $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2023
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$28,308	$574	$145	$29,027
60%-69.99%	11,797	699	272	12,768
70%-79.99%	3,897	330	671	4,898
80% or greater	1,219	706	809	2,734
Total commercial mortgage and agricultural property loans	$45,221	$2,309	$1,897	$49,427

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2023
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2023	$3,374	6.8%
2022	4,611	9.3
2021	7,319	14.8
2020	3,567	7.2
2019	6,584	13.3
2018	6,280	12.7
2017	4,211	8.5
2016 & Prior	13,443	27.3
Revolving Loans	38	0.1
Total commercial mortgage and agricultural property loans	$49,427	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
Allowance, beginning of year	$172	$102
Addition to (release of) allowance for credit losses	104	66
Other	2	4
Allowance, end of period	$278	$172

The allowance for credit losses as of September 30, 2023 increased compared to December 31, 2022 primarily related to increases in loan-specific reserves and increases in the portfolio reserve to reflect declining market conditions.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$968	$553	$33	$1,488	$759	$433	$2	$1,190
Other Common Stocks	2,108	1,022	93	3,037	2,581	921	87	3,415
Non-redeemable Preferred Stocks	39	41	17	63	30	41	5	66
Total equity securities, at fair value	$3,115	$1,616	$143	$4,588	$3,370	$1,395	$94	$4,671

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $(163) million and $(282) million during the three months ended September 30, 2023 and 2022, respectively, and $172 million and $(696) million during the nine months ended September 30, 2023 and 2022, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$6,929	$5,760
Hedge funds	2,373	2,420
Real estate-related	1,722	1,763
Subtotal equity method	11,024	9,943
Fair value:
Private equity	831	909
Hedge funds	1,052	1,000
Real estate-related	33	37
Subtotal fair value	1,916	1,946
Total LPs/LLCs	12,940	11,889
Real estate held through direct ownership(1)	621	705
Derivative instruments	(240)	21
Other(2)	674	662
Total other invested assets	$13,995	$13,277
__________
(1)As of September 30, 2023 and December 31, 2022, real estate held through direct ownership had mortgage debt of $181 million and $208 million, respectively.
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

	September 30, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$554	$523
Private, available-for-sale, at fair value	275	205
Fixed maturities, trading, at fair value(1)	613	213
Equity securities, at fair value	673	746
Commercial mortgage and other loans, at book value(2)	387	137
Other invested assets	3,194	3,568
Short-term investments	14	18
Total investments	$5,710	$5,410
__________
(1)As of September 30, 2023 and December 31, 2022, balances include investments in CLOs with fair value of $308 million and $294 million, respectively.
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

•In September, we entered into an agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) under which we can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans.

•In September, we acquired a 20% interest in Prismic HoldCo, a newly-launched Bermuda limited partnership, and entered into an agreement with its subsidiary, Prismic Re, to reinsure approximately $9 billion of reserves for structured settlement annuities contracts issued by PICA.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2023, the Company had $46.6 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2023	December 31, 2022
	(in millions)
Equity(1)	$33,645	$34,399
Junior subordinated debt (including hybrid securities)	8,090	9,094
Other capital debt	4,871	4,977
Total capital	$46,606	$48,470
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2023, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	772%
Gibraltar Life consolidated(2)	894%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For information regarding the NAIC’s August 2023 adoption of changes to the treatment of negative interest maintenance reserves, see “—Regulatory Developments” above. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2023.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2023	$1.25	$468	2.7	$250
June 30, 2023	$1.25	$463	3.0	$250
September 30, 2023	$1.25	$461	2.6	$250

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

As of September 30, 2023, Prudential Financial had highly liquid assets with a carrying value totaling $5,043 million, a decrease of $370 million from December 31, 2022. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,305 million as of September 30, 2023, a decrease of $230 million from December 31, 2022.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$4,535	$3,553
Dividends and/or returns of capital from subsidiaries(1)	3,154	1,171
Affiliated (borrowings)/loans - (capital activities)	604	(403)
Capital contributions to subsidiaries(2)	(751)	(2,527)
Total Business Capital Activity	3,007	(1,759)
Share repurchases(3)	(754)	(1,113)
Common Stock dividends(4)	(1,391)	(1,371)
Business dispositions(5)	0	4,481
Total Share Repurchases, Dividends and Business Disposition Activity	(2,145)	1,997
Proceeds from the issuance of debt	495	2,474
Repayments of debt	(1,510)	(1,002)
Total Debt Activity	(1,015)	1,472
Net interest expense	(786)	(676)
Affiliated (borrowings)/loans - (operating activities)(6)	362	420
Other, net(7)	347	109
Total Other Activity	(77)	(147)
Net increase/(decrease) in highly liquid assets	(230)	1,563
Highly Liquid Assets, end of period	$4,305	$5,116
__________
(1)2023 includes $1,750 million from PICA, $900 million from a rabbi trust, $433 million from international insurance subsidiaries (including $332 million in the form of in-kind dividends), $45 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company, and $8 million from other subsidiaries. 2022 includes $998 million from international insurance subsidiaries, $136 million from PGIM subsidiaries, $32 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries.
(2)2023 includes capital contributions of $394 million to PGIM subsidiaries (of which $324 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $244 million to international insurance subsidiaries and $113 million to other subsidiaries. 2022 includes capital contributions of $1,000 million to PICA, $780 million to an international reinsurance subsidiary, $487 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2022 includes proceeds and capital releases related to the sales of the Full Service Retirement business and PALAC.
(6)Represent loans to and from subsidiaries to support business operating needs.
(7)2023 includes $199 million of proceeds from stock-based compensation and exercise of stock options, $146 million of income on investments and $119 million of net income tax receipts, partially offset by a payment of $205 million for the equity investment in Prismic HoldCo. 2022 includes $201 million of proceeds from stock-based compensation and exercise of stock options.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2023, Prudential Financial received dividends of $1,750 million from PICA and $18 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first nine months of 2023, Prudential Financial received dividends of $433 million from its international insurance subsidiaries, which included $332 million of in-kind dividends in the form of the extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2023, Prudential Financial received dividends and returns of capital of $900 million from a rabbi trust, $45 million from PGIM subsidiaries and $8 million from other subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2023
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$6.0	$0.7	$2.1	$8.8	$8.3
Fixed maturity investments(2):
High or highest quality	102.9	25.9	24.2	153.0	155.9
Other than high or highest quality	7.2	2.6	2.1	11.9	12.2
Subtotal	110.1	28.5	26.3	164.9	168.1
Public equity securities, at fair value	0.9	1.7	0.2	2.8	3.0
Total	$117.0	$30.9	$28.6	$176.5	$179.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held to maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2023
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$0.6	$3.2	$1.9	$5.7	$1.1
Fixed maturity investments(3):
High or highest quality(4)	30.1	58.1	14.5	102.7	108.8
Other than high or highest quality	0.3	0.6	3.0	3.9	4.0
Subtotal	30.4	58.7	17.5	106.6	112.8
Public equity securities	2.4	1.3	0.1	3.8	3.8
Total	$33.4	$63.2	$19.5	$116.1	$117.7
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2023, $71.2 billion, or 69%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of September 30, 2023, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy were in a net post position of $13.3 billion compared to a net post position of $11.8 billion as of December 31, 2022. The change in collateral position was primarily driven by the impact of equity market appreciation, and increasing interest rates.

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

	Nine Months Ended September 30,
Cash Settlements Received (Paid):	2023	2022
	(in millions)
Internal Hedges(1)	$964	$610
External Hedges(2)(5)	(531)	(191)
Total Cash Settlements	$433	$419

Assets (Liabilities):	September 30, 2023	December 31, 2022
	(in millions)
Internal Hedges(1)	$1,210	$1,229
External Hedges(3)(5)	134	(132)
Total Assets (Liabilities)(4)	$1,344	$1,097
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $(26) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and $12 million, primarily denominated in Chilean peso, Brazilian real and Australian dollar for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes non-yen related assets (liabilities) of $(50) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of September 30, 2023 and $(19) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2022.
(4)As of September 30, 2023, approximately $200 million, $500 million, $357 million and $287 million of the net market values are scheduled to settle in 2023, 2024, 2025, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.
(5)Prior period amounts have been updated to conform to current period presentation.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include cash flows from asset management, commercial mortgage origination and servicing activities, and internal and external funding facilities. The principal uses of liquidity for our fee-based PGIM businesses include general and administrative expenses, facilitating our commercial mortgage loan business, funding needs of our seed and co-investment portfolio and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions, our investment management performance and client redemptions. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our seed and co-investments held in our PGIM businesses are cash flows from investments, cash flows from our fee-based businesses, as described above, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our seed and co-investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults.

There have been no material changes to the liquidity position of our PGIM operations since December 31, 2022.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreements. Beginning in September 2023, as an additional source of liquidity, the Company has entered into an agreement with Farmer Mac, under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, committed and uncommitted repurchase agreements and mortgage dollar rolls, to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments (primarily corporate bonds), mortgage loans and fixed maturities (primarily collateralized loan obligations and other structured securities), with a weighted average life at time of purchase by the short-term portfolios of four years or less. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2023			December 31, 2022
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$3,496	$2,051	$5,547	$3,548	$3,041	$6,589
Cash collateral for loaned securities	5,065	1,002	6,067	5,847	253	6,100
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$8,561	$3,053	$11,614	$9,395	$3,294	$12,689
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$7,704	$2,919	$10,623	$8,622	$3,189	$11,811
Weighted average maturity, in days(3)	6	4		17	5
__________
(1)The daily average outstanding balance for the three and nine months ended September 30, 2023 was $8,523 million and $9,080 million, respectively, for PFI excluding the Closed Block division, and $3,043 million and $3,103 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of September 30, 2023, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $81.2 billion, of which $11 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2023, we believe approximately $9.9 billion of the remaining eligible assets are readily lendable, including approximately $8.1 billion relating to PFI excluding the Closed Block division, of which $2.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $1.8 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2023, total short-term and long-term debt of the Company on a consolidated basis was $19.5 billion, a decrease of $1.2 billion from December 31, 2022. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2023			December 31, 2022
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$508	$533	$25	$413	$438
Current portion of long-term debt	0	0	0	0	173	173
Other short-term debt	0	0	0	0	0	0
Subtotal	25	508	533	25	586	611
General obligation long-term debt:
Senior debt	10,113	0	10,113	10,115	0	10,115
Junior subordinated debt	8,048	42	8,090	9,047	47	9,094
Surplus notes(1)	0	346	346	0	345	345
Subtotal	18,161	388	18,549	19,162	392	19,554
Total general obligations	18,186	896	19,082	19,187	978	20,165
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	9	9
Current portion of long-term debt	0	82	82	0	155	155
Long-term debt	0	328	328	0	354	354
Total limited and non-recourse borrowings	0	410	410	0	518	518
Total borrowings	$18,186	$1,306	$19,492	$19,187	$1,496	$20,683
__________
(1)Amounts are net of assets under set-off arrangements of $12,290 million as of both September 30, 2023 and December 31, 2022, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $180 million and $208 million as of September 30, 2023 and December 31, 2022, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $230 million and $300 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, and December 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Prudential Financial’s consolidated borrowings decreased $1.2 billion from December 31, 2022. In February 2023, the Company issued $500 million in aggregate principal amount of 6.750% junior subordinated notes due in March 2053. In June 2023, the Company redeemed, in full, $1.5 billion in aggregate principal amount of 5.625% junior subordinated notes due in 2043. In September 2023, $173 million of 6.750% medium-term notes within subsidiary borrowings matured.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). We had Credit-Linked Note Structures with an aggregate issuance capacity of $16,050 million as of both September 30, 2023 and December 31, 2022, of which $14,070 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2023.

	Surplus Notes		Outstanding as of September 30, 2023
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2023-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2023-2034	2,080	(2)	2,100
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,540		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	2,100		2,700
Total Credit-Linked Note Structures			$14,070		$16,050
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $2,080 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of September 30, 2023, we also had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing $700 million of Regulation XXX and $2,100 million of Guideline AXXX non-economic reserves. In addition, as of September 30, 2023, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

Market Risk Related to Interest Rates

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$303,335	$(28,391)		$316,070	$(30,524)
Commercial mortgage and other loans		52,877	(2,137)		52,479	(2,300)
Derivatives with interest rate risk:
Swaps	$280,507	(12,314)	(3,383)	$268,764	(8,565)	(3,631)
Futures	14,334	10	(357)	19,452	(12)	(309)
Options	82,515	(1,681)	(110)	49,351	(938)	241
Forwards	36,409	(137)	(109)	38,899	(581)	(185)
Synthetic GICs	80,152	0	(10)	84,338	0	(6)
Indexed universal life contracts		(1,079)	128		(986)	190
Indexed annuity contracts		(5,029)	(582)		(2,506)	(457)
Total embedded derivatives(2)		(6,108)	(454)		(3,492)	(267)
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		17,550	2,640		19,441	3,091
Policyholders’ account balances—investment contracts		64,972	2,010		66,602	1,944
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		174,276	27,294		182,304	28,942
Market risk benefits(5)		2,460	1,745		5,064	2,440
Net estimated potential loss			$(1,262)			$(564)

__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $295 billion and $308 billion as of September 30, 2023 and December 31, 2022, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(3)Excludes approximately $150 billion and $144 billion as of September 30, 2023 and December 31, 2022, respectively, of certain insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
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

Market Risk Related to Equity Prices

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$9,094	$(909)		$9,049	$(905)
Equity-based derivatives(2)	$60,649	(345)	(640)	$51,501	(961)	(73)
Indexed universal life contracts		(1,079)	29		(986)	24
Indexed annuity contracts		(5,029)	1,183		(2,506)	841
Total embedded derivatives(2)(3)		(6,108)	1,212		(3,492)	865
Market risk benefits(4)		2,460	(893)		5,064	(1,026)
Net estimated potential loss			$(1,230)			$(1,139)
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

Market Risk Related to Foreign Currency Exchange Rates

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$4,085	$409	$3,797	$380

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2023, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2023 through July 31, 2023	902,517	$93.05	895,763
August 1, 2023 through August 31, 2023	886,035	$94.40	882,951
September 1, 2023 through September 30, 2023	867,097	$96.49	864,313
Total	2,655,649		2,643,027	$250,000,000
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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. Clawback Policy, effective June 13, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* This exhibit is a management contract or compensatory plan or arrangement.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	PRIAC	Prudential Retirement Insurance and Annuity Company
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POA	Prudential of Argentina

Defined Terms

Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Ohio National	The Ohio National Life Insurance Company
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Exchange Act	The Securities Exchange Act of 1934	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Fitch	Fitch Ratings Inc.	POT	The Prudential Life Insurance Company of Taiwan Inc.
Fortitude	Fortitude Group Holdings, LLC	Prismic HoldCo	Prismic Life Holding Company, LP
Great-West	Great-West Life & Annuity Insurance Company	Prismic Re	Prismic Life Reinsurance, Ltd
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Hartford Financial	Hartford Financial Services Group, Inc.	S&P	Standard & Poor's Rating Services
Inflation Reduction Act	The Inflation Reduction Act of 2022	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America

Acronyms

ACL	Allowance for Credit Losses	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AIR	Additional Insurance Reserves	LRR	Loss Recognition Reserves
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	MRB	Market Risk Benefits
ASC	Accounting Standards Codification	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CECL	Current Expected Credit Loss	NTG	Net-To-Gross
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
COVID-19	2019 Novel Coronavirus	OTC	Over-The-Counter
DAC	Deferred Policy Acquisition Costs	OTTI	Other-Than-Temporary Impairments
DPL	Deferred Profit Liability	PALAC	Prudential Annuities Life Assurance Corporation
DSI	Deferred Sales Inducements	PDI	Prudential Defined Income
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PFL	Profits Followed by Losses
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FLIAC	Fortitude Life Insurance and Annuity Company	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Financing Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To-Be-Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LIBOR	London Inter-Bank Offered Rate	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 2, 2023