Form 10-K
period 2023-12-31
PRUDENTIAL FINANCIAL INC
filed 2024-02-21
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $32.06 billion and 363 million shares of the Common Stock were outstanding. As of January 31, 2024, 359 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; and (15) risks and uncertainties related to the cybersecurity incident referred to in Part 1. Item 1C. Cybersecurity. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a global financial services leader and premier active global investment manager with approximately $1.450 trillion of assets under management as of December 31, 2023, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU.”

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

Effective January 1, 2023, we made the following segment reporting changes, which do not impact the Company’s consolidated financial statements:

•Based on the write-down of Assurance IQ’s (“AIQ”) goodwill asset in the fourth quarter of 2022, and that its financial results and operations are not considered significant, AIQ no longer represents a separately reportable segment and is now included within the Company’s Corporate and Other operations.
•Since Prudential Advisors, the Company’s proprietary nationwide distribution business, is no longer managed through the Individual Life segment and its financial results and operations are not considered significant, it is now included within the Company’s Corporate and Other operations.

Historical segment results have been updated to conform to the current period presentation.

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our Retirement Strategies, Group Insurance and Individual Life businesses), our International Businesses, the Closed Block division and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are composed of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above. See Note 23 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

In September 2023, we, together with Warburg Pincus and a group of institutional investors, announced the launch of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. In conjunction with this announcement, we made an initial equity investment through our Corporate and Other operations of approximately $200 million, equivalent to a 20% interest, in Prismic Life Holding Company LP (“Prismic”), the Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re. We expect the increased reinsurance capacity that this partnership provides to support our vision of expanding access to investing, insurance, and retirement security for people around the world. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties. For additional information regarding related party transactions, see Note 24 to the Consolidated Financial Statements.

Our strategy centers on leveraging our mutually-reinforcing business system to become a higher growth, less market-sensitive and more nimble company. Our business system includes a mix of high-quality protection, retirement and investment management businesses which creates growth potential due to earnings diversification and the opportunity to provide customers with integrated cross-business solutions, as well as capital benefits from a balanced risk profile. We believe that we are well-positioned to meet the needs of customers and tap into significant market opportunities through PGIM, our U.S. Businesses and our International Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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
•PGIM Investments—offers actively managed investment solutions, including mutual funds, listed and unlisted closed-end funds, exchange-traded funds (“ETFs”) and separately managed accounts to individual investors, defined contribution plans and financial intermediaries in the U.S., as well as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) and other investment solutions to financial intermediaries in select countries across Europe, Asia and Latin America. Additionally, operates local asset management businesses in Taiwan and India and has interests in an operating joint venture in China.
•PGIM Portfolio Advisory—provides public and private multi-asset class liability-driven investment solutions to institutional clients.

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
◦Financial professionals associated with Prudential Advisors, Prudential’s proprietary nationwide sales organization.

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

U.S. Businesses—Retirement Strategies
Serves the retirement needs of both our institutional and individual customers. Our Institutional Retirement Strategies business develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors, both domestically and internationally, primarily within the United Kingdom. Our Individual Retirement Strategies business develops and distributes individual variable and fixed annuity products in the U.S., primarily to mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on innovative product design and risk management strategies.

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
•The Prudential WealthGuardSM Multi-Year Guaranteed Annuity, a single premium fixed rate deferred annuity launched in August 2023, provides tax-deferred growth and guaranteed rate of return over an initial guaranteed rate period (i.e., 3, 5 or 7 years).
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
•Investment income (which contributes to the net spread over interest credited on certain products and related expenses) and interest income on collateral posted to counterparties.
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

Products

We offer a variety of products, through both non-experience- rated contracts (where we assume all mortality/morbidity risk) and experience-rated contracts (where mortality/morbidity experience is shared between us and the clients), and services through the following businesses:

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

•Other supplemental health solutions, including accident, hospital indemnity and critical illness insurance.

•Plan administration and absence management services.

Marketing and Distribution

We primarily distribute products through a proprietary sales force organized around market segments in conjunction with employee benefit brokers and consultants. We define our market segments as follows:

•National Market—employer groups having over 5,000 individuals.

•Premier Market—employer groups having between 100 and 5,000 individuals.

•Association—affinity groups, regardless of size.

Group Insurance (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:

•Premiums and policy charges for our group life, group disability and supplemental health products.

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

Competition

We compete with many large, well-established life and health insurance providers in mature markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, our range of product offerings and price. While the majority of our premiums are derived from the National Market segment, we continue to diversify our book through growth of the Premier Market and Association segments.

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

Products

We offer a variety of products, consisting of base contracts and riders (such as our accelerated death benefit rider), that serve different protection needs and goals, including:

Variable Life—permanent coverage for life with potential to accumulate policy cash value based on underlying investment options.

•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.

•Indexed variable life policies provide index-linked investment options (index strategies) in addition to a suite of underlying investment options or a fixed rate option. Index strategies credit interest to the cash value that is linked to, but not an investment in, the performance of an external index, subject to certain parameters such as cap, step, participation, and buffer rates, as well as contractual minimums/maximums.

Universal Life—permanent coverage for life with the potential to accumulate policy cash value.

•Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.

•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain cap and participation rates as well as contractual minimums/maximums.

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

Marketing and Distribution

Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:

•Third-party distribution through:

◦Independent brokers;
◦Banks and wirehouses; and
◦General agencies and producer groups.

•Financial professionals associated with Prudential Advisors, Prudential’s proprietary nationwide sales organization.

•Assurance IQ, which distributes proprietary simplified products consisting of term life and final expense insurance (as well as other third-party life, health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.

•Direct-to-Consumer through:

◦Prudential.com, a digital platform that provides distribution of our simplified products online.

◦Personal Advisory Group, Prudential’s sales desk where customers can speak to an agent via phone to fulfill their insurance or investment needs.

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

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on our assumptions of future:
•Mortality and morbidity;
•Policyholder behavior;
•Interest rates and investment returns;
•Expenses;
•Premium payment patterns;
•Performance and cost of ceded reinsurance;
•Separate account fund performance; and
•Product-generated tax deductions.

Competition

We compete with many large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength.

We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

International Businesses

Develops and distributes life insurance, retirement products, investment products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Our Gibraltar Life and Other operations also provide similar products, as well as advisory and administration services, through multiple distribution channels (including banks, independent agencies and Life Consultants) to broad middle income and mass affluent customers across Japan, through our joint ventures in Chile, China, India and Indonesia, and through our strategic investments in Ghana, Kenya and South Africa.

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

Investment Products—primarily represented by U.S. dollar-denominated investment contracts sold by our operations in Japan.
•Represents single-pay products where credited interest rates are reset periodically for certain products.
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

•Third-party channels:

◦Bank Distribution Channel—sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as investment products primarily denominated in U.S. dollars. We view this channel as an adjunct to our core Life Planner and Life Consultant distribution channels. We have relationships with Japan’s major banks, as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

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

In Brazil, while life insurance penetration remains relatively low, the life insurance market has exhibited continuous growth driven by an increased awareness of life insurance needs. Although the market is competitive, opportunity exists to enhance our market presence through a strategic emphasis on high-quality services and product innovation aligned with evolving customer needs, as well as maintaining strong partnerships with third-party distributors. Rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength.

Corporate and Other

Includes corporate items and initiatives that are not allocated to our business segments, certain businesses whose financial results and operations are not considered significant, and businesses that have been or will be divested or placed in wind-down status, except for the Closed Block. Results of the Closed Block, along with certain related assets and liabilities, are reported separately from the Divested and Run-off Businesses included in Corporate and Other.

Corporate Operations—Consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) Assurance IQ, a wholly-owned consumer solutions distribution platform; (12) Prudential Advisors, Prudential’s proprietary nationwide sales organization; (13) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured with Prismic Re via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (14) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Divested and Run-off Businesses—Reflects the results of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. Divested and Run-off Businesses include:

•Long-Term Care—In 2012, we discontinued sales of our individual and group long-term care insurance products. We establish reserves for these products in accordance with U.S. GAAP. We use best estimate assumptions when establishing reserves for future policyholder benefits, including assumptions for morbidity, mortality, mortality improvement, persistency, and inflation. Our assumptions also include our estimate of the timing and amount of anticipated future premium rate increases and policyholder benefit reductions, including those which may require approval by state regulatory authorities, and a discount rate assumption based on an upper-medium grade fixed-income instrument yield.
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

As discussed in Note 16 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales that were in effect in 2000 had been continued. A policyholder dividend obligation liability is established for any excess experience, which may be available for distribution over time to Closed Block policyholders as part of policyholder dividends, unless offset by future Closed Block experience that is less favorable than expected. This excess experience will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from PICA’s assets outside of the Closed Block. Each year, the Board of Directors of PICA determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains and losses, mortality experience and other factors. See Note 23 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
PGIM	Higher compensation expense(1)
Individual Life	Lowest underwriting gains		Highest underwriting gains
International Businesses	Highest premiums	Lower premiums		Lowest premiums
Corporate & Other	Higher compensation expense(1) and lower Assurance IQ revenue	Lower Assurance IQ revenue	Lower Assurance IQ revenue	Higher Assurance IQ revenue (annual Medicare enrollment)
All Businesses		Impact of annual assumption updates(2)		Higher expenses(3)
__________
(1)Long-term compensation expense for retirement eligible employees is recognized when awards are granted, typically in the first quarter of each year.
(2)Impact of annual reviews and update of assumptions and other refinements. Excludes PGIM.
(3)Expenses are typically higher than the quarterly average in the fourth quarter.

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

We enter into reinsurance agreements as the ceding entity for a variety of reasons, but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth, facilitate the disposition of a block of business, and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a companywide basis, we evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

We enter into reinsurance agreements as the assuming entity as part of our normal product offering process (e.g., certain pension risk transfer products in our Institutional Retirement Strategies business) or in order to facilitate an acquisition of a block of business.

The following table summarizes our current uses of third-party reinsurance in each of the applicable reporting segments. For additional details related to certain of these agreements, see Note 15 to the Consolidated Financial Statements.

Segment	Primary Type of Reinsurance	Purpose
Corporate and Other	Ceded	Ceded reinsurance of certain retirement products in conjunction with our 2022 sale of the Full Service Retirement business. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale.
Retirement Strategies	Ceded/Assumed
Institutional Retirement Strategies
Ceded reinsurance of certain structured settlement annuity contracts issued by PICA.
Assumed reinsurance as part of our international reinsurance pension risk transfer products.
Individual Retirement Strategies
Ceded reinsurance includes the following products:
•A portion of Highest Daily Lifetime Income (“HDI”) v.3.0 variable annuity business issued between April 1, 2015 to December 31, 2016;
•Certain fixed indexed annuity business (specifically for PruSecure® and SurePath®) issued on or after October 15, 2019;
•Fixed indexed annuities and fixed annuities with guaranteed lifetime withdrawal benefits issued on or after July 1, 2019; and
•Certain Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life Insurance Company between February 1, 2013 to December 31, 2020.
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

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing copyright and trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign service marks, including in particular “Prudential,” the “Prudential logo,” our “Rock” symbol and “PGIM.” We believe that the value associated with many of our patents, copyrights and trade secrets, and the goodwill associated with many of our service marks, are significant competitive assets.

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
•Privacy, Data Protection and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Environmental Laws and Regulations
•Unclaimed Property Laws
•Taxation
◦U.S. Taxation
◦International Taxation
•International and Global Regulatory Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. Under Dodd-Frank, the Financial Stability Oversight Council (“FSOC” or the “Council”) may designate a financial company as a non-bank systemically important financial institution (a “SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) if the FSOC determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. In November 2023, the FSOC adopted revisions to SIFI designation guidance and the accompanying analytical framework for assessing risks from companies and activities, which will make it easier to designate financial companies as SIFIs going forward. Prudential is not currently designated as a SIFI.

We cannot predict what actions the FSOC will take with respect to designating Prudential or whether interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will impact the Company.

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

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) and Japanese Financial Services Agency (“FSA”) Standard of Care regulations.

DOL Fiduciary Rule

The DOL fiduciary rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs, in particular in the Prudential Advisors distribution system, which we include in the results of our Corporate and Other operations.

In October 2023, the DOL released a proposed regulation titled “Retirement Security Rule: Definition of an Investment Advice Fiduciary” and proposed amendments to several prohibited transaction exemptions. These proposals, if adopted, would expand the criteria for determining who would be an “Investment Advice Fiduciary” and force most “Investment Advice Fiduciaries” to comply with Prohibited Transaction Exemption 2020-02 for fee and affiliated investment conflicts.

SEC Regulation Best Interest

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain products offered by our PGIM, Retirement Strategies and Individual Life businesses, and have resulted in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Corporate and Other operations.

NAIC Standard of Care

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation provides that the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting their own best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York and in February 2020, the Massachusetts Securities Division adopted a fiduciary standard of conduct which applies to broker-dealers and its agents.

Japan Standard of Care

Outside the U.S., the FSA has established a set of recommended general principles for financial institutions to adopt when performing client related financial services, which were amended in 2021. The FSA encourages voluntary adoption of these fiduciary principles as a best practice, but adoption is not required by regulation. The principles have been adopted by The Prudential Life Insurance Company Ltd. (“Prudential of Japan”), Gibraltar Life, and The Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”). The FSA has also established a fiduciary principle, which will be required by law effective in 2024, to conduct business in good faith and fairness and to consider the best interest of customers.

We cannot predict whether any proposed or new amendments to the existing regulatory framework will ultimately become applicable to our businesses. Any new standards issued by the DOL, the SEC, the NAIC or state or foreign regulators may affect our businesses, results of operations, cash flows and financial condition.

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

Group-Wide Supervision

The New Jersey Department of Banking and Insurance (“NJDOBI”) acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups

(“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about the Company’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In 2023, NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana, concluded a global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2021, with no reportable findings or statutory violations.
•Group Capital Calculation. The NAIC has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks within and across insurance groups.
•College of Supervisors. Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.

U.S. Insurance Operations

State Insurance Regulation

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

Financial Regulation

Dividend Payment Limitations. New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by PICA and our other U.S. insurance companies. See Note 17 to the Consolidated Financial Statements for additional information.

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

The RBC framework is subject to periodic reexamination or revision. Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of proposed changes or their impact to the Company.

Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Development of the new Generator is ongoing, and the NAIC expects implementation to occur no earlier than 2025. We cannot predict what impact a new Generator may ultimately have on our businesses.

Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. The respective appointed actuaries for each of our life insurance companies must each submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving (“PBR”) approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. PBR will not affect reserves for policies in force prior to January 1, 2017. We use captive reinsurance subsidiaries to finance the portion of statutory reserves for term and universal life policies that we consider to be non-economic for policies written prior to the implementation of PBR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Financing Activities—Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing. The NAIC is developing a PBR framework for non-variable (fixed) annuity products in the accumulation and payout phases.

Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

New York Annuity and Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to increase our additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves.

Yearly Renewable Term Reinsurance Reserve Credit. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposal Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The amendment allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022.

Interest Maintenance Reserve. In August 2023, the NAIC adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s RBC ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.
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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. For the years ended December 31, 2023, 2022 and 2021, we paid $0.7 million, $0.4 million and $0.5 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $29 million as of December 31, 2023, for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

U.S. Federal and State Health Insurance Plan Regulation

The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), as well as state insurance laws, include numerous provisions governing the marketing and sale of health insurance plans. Congress from time to time considers health care reform that could decrease or increase the attractiveness of health insurance products sold by Assurance IQ, which we include in the results of our Corporate and Other operations, or have an unfavorable or favorable effect on our ability to earn revenues from sales of these products. In addition, the marketing and sale of Medicare Advantage products by Assurance IQ is subject to federal laws, regulations and guidelines issued by the U.S. Centers for Medicare and Medicaid Services (“CMS”).

Other Consumer Protection Regulation

Assurance IQ engages in certain marketing, lead generation and sales activities of certain insurance products that are subject to a variety of federal and state consumer protection laws and regulations, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, state Attorneys General, and/or state Departments of Insurance. Various regulators, including the FCC, CMS and NAIC, have been examining lead generation practices, with the FCC issuing a new rule in December 2023 limiting the scope of consent that can be obtained from a lead generator.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Argentina, Bermuda, Brazil and Mexico, and have insurance operations in China, India and Indonesia through joint ventures.

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

Japan Capital and Solvency Regulation. Our Japan insurance operations are currently subject to a capital standard known as the Solvency Margin Ratio (“SMR”) framework. This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. The FSA is developing a new market-based alternative to the SMR framework called the Economic Solvency Ratio (“ESR”), which will be implemented in 2025 with disclosure under the new framework required in 2026. Because of the potential for modifications to the ESR framework prior to implementation, we cannot predict what impact it may have on our businesses.

Dividend Payment Limitations

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that our subsidiaries can pay to shareholders. See Note 20 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends.

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In certain jurisdictions, we cannot predict the timing of future assessments and they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance business law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its premium income and policy reserves. There were no payments made for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, we paid approximately $12 million and $25 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

Bermuda Insurance Regulation

Prudential’s subsidiaries Gibraltar Reinsurance Company Ltd. and Lotus Reinsurance Company Ltd., as well as Prismic, in which Prudential has a significant equity interest, are Bermuda exempted companies with liability limited by shares and each is registered as a Class E (re)insurer under the Bermuda Insurance Act 1978, and related regulations as amended from time to time (“Bermuda Insurance Act”). By virtue of their registration under the Bermuda Insurance Act, these companies are supervised by the Bermuda financial services regulator, the Bermuda Monetary Authority (“BMA”). The Bermuda Insurance Act grants to the BMA powers to supervise, investigate and intervene in the affairs of (re)insurance companies as part of the BMA’s risk-based regulatory approach. The Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on Bermuda (re)insurance companies. This includes prohibiting companies from declaring or paying any dividends during any financial year unless certain financial conditions are met and/or prior approval from the BMA is received.

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

Congress from time to time considers or enacts legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or that could have an unfavorable or favorable effect on our ability to earn revenues from these products and services. Over time, these changes could limit our sales of defined benefit and defined contribution pension products and services and cause sponsors to discontinue existing plans for which we provide investment management, administrative, or other services; conversely, these changes could also increase the attractiveness of certain products and services we offer in connection with such plans.

The Setting Every Community up for Retirement Enhancement (“SECURE”), enacted in 2020, together with SECURE 2.0, which was enacted in 2022 as part of the 2023 Consolidated Appropriations Act (collectively, the “SECURE Act”), is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals and removing the age cap for making Individual Retirement Account (“IRA”) contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products.

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

Derivatives Regulation

Prudential Financial and our subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between our subsidiaries are generally exempt from most of these requirements.

We continue to monitor regulatory developments and the potential hedging cost impacts of margin requirements, and increased capital requirements for derivatives transactions. Additionally, the need to post cash and certain collateral may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy, Data Protection and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related, and customer information, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross-border transfer or use of personal information.

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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the U.K.’s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. The E.U.’s Digital Operational Resilience Act came in force in January 2023 and will be effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional states, such as Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA, some of which became effective in 2023.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation. Other states have either implemented the NAIC Insurance Data Security Model Law or are anticipated to implement it or similar laws in the near future. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Cybersecurity.”

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

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 25 to the Consolidated Financial Statements.

Taxation

U.S. Taxation

The Company and certain domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. The applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company’s tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 17 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) changed the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company were: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; (3) an increased capitalization and amortization period for acquisition costs related to certain products; and (4) the change from a worldwide deferred taxation system to a modified territorial system of taxation on applicable earnings of foreign subsidiaries, which includes (a) a tax on earnings of foreign subsidiaries (the Global Intangible Low-Taxed Income (“GILTI”) provision ) and (b) an alternative tax with respect to payments to non-U.S. affiliates that are at least 25% owned (the Base Erosion Anti-Abuse Tax (“BEAT”)).

The GILTI provision applies a minimum U.S. tax to earnings of foreign subsidiaries in excess of a 10% deemed return on tangible assets of consolidated foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. Beginning in 2026, the GILTI provisions will increase the U.S. tax rate to 62.5% of such earnings. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the U.S. consolidated PFI group incurs a net operating loss or has a loss from domestic businesses, including as a result of loss carrybacks, the GILTI provision would operate to cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings.

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

In January 2022, the Treasury Department and the IRS promulgated Final Regulations (the “Final FTC Regulations”) changing the criteria by which a foreign levy is treated as a foreign income tax or a tax in lieu of an income tax for which a foreign tax credit may be claimed. The Final FTC Regulations are effective for tax years beginning on or after December 28, 2021. The Final FTC Regulations provide that a foreign levy must satisfy an attribution or jurisdictional nexus rule to be a creditable foreign income tax. A foreign levy will not satisfy the jurisdictional nexus requirement if the foreign country’s transfer pricing rules do not require that the arm’s length principles apply. Brazil’s tax law as in effect through 2023 may not follow arm’s length principles; therefore, as a result of the Final FTC Regulations, the Company may not have been entitled to a foreign tax credit with respect to Brazil. In July 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the provisions of the Final Regulations that impacted the ability to claim a U.S. foreign tax credit for taxes paid to Brazil. In December 2023, the IRS issued Notice 2023-80, which extends the relief to additional periods.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes (1) a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later; and (2) a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. Both provisions are effective in taxable years beginning after December 31, 2022. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income.

The U.S. federal tax law provides that an election may be made pursuant to Internal Revenue Code Section 952 (the “952 election”) to subject earnings from certain insurance operations to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company made the 952 election effective for the 2017 and later tax years with respect to its affiliates incorporated in Brazil. In October 2019, the IRS issued a legal memorandum applicable to all taxpayers in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position. The Company and the IRS have not been able to resolve this disagreement through the IRS Independent Office of Appeals. The Company is considering all of its options for a resolution of the matter. For additional information regarding the 952 Election, see Note 17 to the Consolidated Financial Statements.

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

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products. Such legislation could be in the form of a direct change to the tax favored aspects of life insurance, retirement savings or annuities, or an indirect change, such as a wealth tax or mark to market tax structure, which could make holding our products less attractive.

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

The profitability of any particular product is significantly dependent on the unique characteristics of the product and our ability to continue to generate taxable income, which is taken into consideration when pricing a product and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, the Organization of Economic Cooperation and Development (“OECD”) continues to study and make recommendations with respect to model global base erosion tax options that are being considered and may be adopted by foreign governments. In 2021, as part of its Global Anti-Base Erosion Model Rules (Pillar Two), the OECD recommended a 15% global minimum tax on adjusted financial reported income. Many jurisdictions, including Japan, the European Union, and the United Kingdom, have adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. Other jurisdictions, including Hong Kong and Singapore, have announced an intention to adopt Pillar Two for tax years beginning in 2025. There are several open items with respect to the possible application of the proposed Pillar Two rules which will determine how and to what degree this tax impacts the Company.

In December 2023, the Government of Bermuda enacted a corporate income tax. The Bermuda corporate income tax imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the OECD Pillar Two rules. The Bermuda corporate income tax will be effective for tax years beginning on January 1, 2025. An election is available to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. There are several open items with respect to the possible application of the Bermuda corporate income tax, which will determine how and to what degree this tax impacts the Company.

The applicable Japan national corporate statutory tax rate is 23.2%. In addition, there are local income taxes that are applied to our income earned in Japan. Insurance commissions paid to our Life Planners and Life Consultants are subject to a 10% consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums.

International and Global Regulatory Initiatives

The Group of Twenty nations (“G20”), the Financial Stability Board (“FSB”) and related bodies have developed proposals to address issues such as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, climate-related financial risks, and a host of related issues. The International Association of Insurance Supervisors (“IAIS”), the global standard setting body for the insurance sector, contributes to the work of G20 and FSB through the development of standards that are intended to promote effective and globally consistent supervision and maintain fair, safe and stable insurance markets. As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the standards it develops. However, the Company and its businesses could become subject to them if they were adopted by their respective regulators, which could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad.

Human Capital Resources

As of December 31, 2023, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)	Full-time Equivalent Positions(2)
U.S.	16,124	15,882
Non-U.S.	24,534	24,484
Total	40,658	40,366
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

Also, we require eligible U.S. employees to attend training programs addressing core issues such as understanding racism and everyday bias, building cultural intelligence, and using tools and techniques to support an inclusive culture. The goal of these training programs is for all employees to develop a baseline understanding of these concepts, which we expect will better equip us to solve the financial challenges of our increasingly diverse customers.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee engagement survey, entitled the “EQ Survey.” The EQ Survey solicits employee feedback addressing our culture, management, career opportunities, compensation and benefits. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2023, over 87% of our eligible global employees responded to the EQ Survey.

Prudential’s annual turnover rate (including voluntary and involuntary terminations) in 2023 was 9.4%. Voluntary turnover among Prudential’s U.S. workforce was 5.5%. In 2023, Prudential filled approximately 2,400 positions in the United States and 25% of those positions were filled internally.

Diversity and Inclusion at Prudential

We view inclusion, diversity and equity as a business imperative and our inclusive approach to human capital management starts with our Board of Directors. Our Board embodies diversity: 87% of Prudential’s independent directors are diverse. Our commitment to advance equity spans our talent practices, how we design and deliver our products, our investments and public policy work, and our support of community institutions.

To ensure accountability and transparency, we publicly disclose our EEO-1 report on workforce diversity in our Proxy Statement and our annual Sustainability Report, which are available on our website. See “Available Information.”

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 21, 2024, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	66	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	64	Vice Chair	None
Ann M. Kappler	65	Executive Vice President, General Counsel and Chief Compliance Officer	None
Kenneth Y. Tanji	57	Executive Vice President and Chief Financial Officer	Public Service Enterprise Group Incorporated
Andrew F. Sullivan	53	Executive Vice President and Head of International Businesses and Global Investment Management	None
Caroline A. Feeney	54	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	64	Executive Vice President and Chief Human Resources Officer	None
Stacey Goodman	61	Executive Vice President and Chief Information Officer	None
Timothy L. Schmidt	65	Senior Vice President and Chief Investment Officer	None

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

Ann M. Kappler was elected Executive Vice President and General Counsel for Prudential Financial and PICA in September 2020, and was named the Company’s Chief Compliance Officer in February 2024. She served as Senior Vice President, Deputy General Counsel and Head of External Affairs from 2015 to 2020. She had served in various supervisory positions since 2009, including Deputy General Counsel and Head of External Affairs from 2014 to 2015, Chief Legal Officer for Litigation and Regulation from 2012 to 2014 and Chief Legal Officer for Corporate Services from 2009 to 2012. Prior to joining Prudential in 2009, she was a Partner at Wilmer Cutler Pickering Hale and Dorr, General Counsel at Fannie Mae, and a Litigation Partner at Jenner & Block. She started her career as a Judicial Law Clerk at the U.S. Supreme Court and the U.S. Court of Appeals, D.C. Circuit.

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

Andrew F. Sullivan was elected Executive Vice President and Head of International Businesses and Global Investment Management in January 2023. Previously, he served as Executive Vice President and Head of U.S. Businesses from December 2019 to December 2022. He also served as CEO of Prudential’s Workplace Solutions Group, which consisted of Prudential Retirement and Prudential Group Insurance. Before joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

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

Lucien A. Alziari was elected Executive Vice President in October 2018, and has served as Chief Human Resources Officer for Prudential Financial and PICA since June 2017. From 2012 to 2017, Mr. Alziari served as Executive Vice President and Chief Human Resources Officer of A.P. Moller-Maersk. From 2004 to 2012, he was the Chief Human Resources Officer and Head of Corporate Responsibility for Avon Products, Inc. Prior to Avon Products, Inc., Mr. Alziari held roles with Mars Confectionary in the United Kingdom and PepsiCo Inc. in New York, Vienna and Dubai.

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

Overview

The Company uses an integrated risk management framework to manage and oversee its risks. The Company’s risks include investment, insurance, market, liquidity, operational, and model risk as well as strategic risks that may cause the Company’s core business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. The Company’s risks are further discussed below. Our risk management framework is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

Investment risk may result from (1) economic conditions, (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace, (3) volatility, (4) credit spread changes, (5) benchmark interest rate changes, (6) changes in foreign currency exchange rates and (7) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 6 to the Consolidated Financial Statements.

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

Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk.

Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g. strategic reinsurance) may not be replicable with any degree of certainty. Losses are likely to be higher under stressed conditions.

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

We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities.”

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
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

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are exposed to morbidity incidence risk primarily through short-term disability, long-term disability and long-term care products in the U.S., and through accident and health products in Japan.
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

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings, adverse publicity or economic conditions. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
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

For a discussion of the impact of changes in market conditions on our financial condition see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned. Rapidly rising interest rates may also adversely impact, and have adversely impacted, our liquidity and capital positions, cash flows, results of operations, and financial position.

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.

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

For our International Businesses’ operations, our Retirement Strategies segment’s earnings on non-U.S. dollar-denominated reinsurance contracts and PGIM’s investment activities based in currencies other than the U.S. dollar, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We seek to manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-Japanese yen-denominated products. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our subsidiary equity investments due to foreign exchange rate movements.

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

We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in “Realized investment gains (losses), net” on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded in “Accumulated other comprehensive income.”

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

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of significant changes to how the Company operates, including organizational changes and transformation efforts underway that increase execution risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information regarding our business transformation efforts.

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
•Technology: Failures during the development and implementation of new systems; systems failures.
•External Events: External crime; cyber-attack, outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.
•Legal and Regulatory: Legal and regulatory compliance failures. See “Business—Regulation” for a discussion of the regulations applicable to the Company.

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

Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 25 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 25 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.

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
•Insider threats;
•Physical infrastructure outages; and
•Workforce unavailability resulting from any of the above events, among others.

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

We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to the financial services sector, and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. Risks related to cyber-attack arise in various areas, including:

•Protecting sensitive information is a constant need; however, some risks cannot be fully mitigated using administrative, technological, or physical controls, or otherwise.
•Employees, customers, third-party service providers on whom we rely, or other users of our systems continue to be a key avenue for malicious external parties to gain access to our network, systems, data, or that of our customers. Many attacks leverage social engineering schemes (such as phishing, vishing, or smishing) to coax an internal user to click on a malicious attachment or link to introduce malware into companies’ systems or steal the user’s username and password. Such social engineering schemes are becoming increasingly sophisticated and may involve emerging technologies such as deep-fakes. Senior-level executives are increasingly becoming the targets of such attacks. Fraudulent schemes to solicit information via call centers, remote help desks and interactive voice response systems continue to increase in both volume and sophistication.
•Cyber-attacks involving the encryption and/or threat to disclose personal or confidential information (i.e., ransomware) or disruptions of communications (i.e., denial of service) for the purposes of, among other things, extortion or other motives persist and are on the rise.
•Financial services companies and their third-party service providers (including their downstream service providers) are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal or confidential information to extort money, or for other malicious purposes. Such campaigns have targeted online applications and services.
•Nation-state sponsored or affiliated organizations are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes.

•We rely on third-parties to provide services, as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have become subject to security breaches, including as a result of their failure to perform in accordance with their contractual obligations.
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

The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable; however, specific risks relating to AI and Generative AI could include, among others:

•Reputational Damage: Malicious actors could use AI to create deepfakes of the Company's executives or manipulate financial documents, leading to loss of customer trust and significant reputational damage. Moreover, the use of AI trained on inaccurate data sets could result in inaccurate or biased decisions.
•Fraudulent Activity: AI could be used to create forged documents or impersonate individuals to commit financial fraud, leading to financial losses and regulatory scrutiny.
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns and potentially violating data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third parties may not be disclosed to us in a timely manner. We have experienced cybersecurity events resulting in, among other things, the compromise of personal and confidential information, including sensitive health information, of our employees, customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or of that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with, among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, and compliance efforts. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, and the amount of insurance may not be adequate.

Third parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. For example, see “Business—Regulation—ERISA.” In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions. The third-party distributing firms are rarely dedicated to us exclusively and may frequently recommend and/or market products of our competitors. Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.

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

See Note 25 to the Consolidated Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan are derived through major Japanese banks and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.

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

Model Risk

As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. Because models are used across the Company, model risk impacts all risk types. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, model risk will be elevated during periods of transformation or due to new or changing laws or regulations.

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
•Privacy, data, artificial intelligence and cybersecurity regulation.

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
•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
◦A change in market conditions, such as higher inflation and higher interest rates, like we have seen since 2022, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Because of the size and scope of our business, we are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of such risks.

Cybersecurity risk management is integrated within our risk management framework. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional information on our risk management. We conduct risk identification through several processes at the business unit, corporate, senior management, and Board levels. This framework includes escalation points to Prudential’s risk committees, allowing cyber risk and control matters to be elevated to the Board of Directors or its Audit Committee for oversight.

In order to respond to the threat of security breaches and cyber-attacks, we have developed an information security program designed to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. This information security program provides for the coordination of various corporate functions and governance groups, including global technology, risk, legal, compliance and corporate audit, and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the information security program establishes security standards for our technological resources and includes training for employees, contractors and third parties. Employees with access to our Company’s systems are subject to comprehensive annual training on responsible information security, data security, and cybersecurity practices and how to protect data against cyber threats.

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader security community and monitor cyber threat information.

To address risks associated with third-parties, Prudential has established an enterprise-wide Third-Party Risk Management Program. This program’s features include, among other things, identifying, assessing and managing cybersecurity risks throughout the life of our third-party relationships.

We also maintain an incident response plan, which specifies escalation and evaluation processes for cyber events. This plan is executed in close coordination with our corporate functions, including a dedicated cyber and privacy law function, external affairs, and risk management, and is designed to ensure, among other things, appropriate and timely reporting and disclosure.

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of risks related to cybersecurity.

On February 13, 2024, as amended on February 21, 2024, the Company disclosed the occurrence of a cybersecurity incident. We continue to investigate the extent of the incident. As of the date of this Report, the incident has not had a material impact on the Company’s operations, and the Company has not determined the incident is reasonably likely to materially impact the Company’s financial condition or results of operations.

Governance

The Company’s information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Chief Information Officer (“CIO”). We believe that our employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company’s material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques, including intrusion detection, malware analysis and penetration testing. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional. For a description of the relevant expertise of the CIO, see “Item 1. Business—Information About our Executive Officers.”

The Audit Committee of the Board of Directors, which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the CIO and Operational Risk Management throughout the year. At least annually, the Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential’s annual external integrated audit.

The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international operations of PGIM, which are discussed below, as of December 31, 2023, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2023, we own and lease home offices located in Japan, Argentina, Brazil and Mexico. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international operations, as of December 31, 2023, we lease home offices located in Japan, Taiwan, the United Kingdom, Switzerland, India and Ireland. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in the U.S., Brazil and Japan, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey has been awarded LEED Gold Certification from the U.S. Green Building Council.

ITEM 3.	LEGAL PROCEEDINGS

See Note 25 to the Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.

 ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2024, there were 1,057,537 registered holders of record for the Common Stock and 359 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2023, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 1, 2023 through October 31, 2023	913,505	$92.35	902,146
November 1, 2023 through November 30, 2023	893,291	$93.75	889,728
December 1, 2023 through December 31, 2023	828,114	$101.72	818,899
Total	2,634,910		2,610,773	$0
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

On December 11, 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024.

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

Management expects that results will continue to benefit from our mutually-reinforcing business system, which includes a mix of businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of our clients and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels.

In September 2023, we, together with Warburg Pincus and a group of institutional investors, announced the launch of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. In conjunction with this announcement, we made an initial equity investment through our Corporate and Other operations of approximately $200 million, equivalent to a 20% interest, in Prismic Life Holding Company LP (“Prismic”), the Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re. We expect the increased reinsurance capacity that this partnership provides to support our vision of expanding access to investing, insurance, and retirement security for people around the world. Our initial transaction, effective September 2023, was to reinsure approximately $9 billion, or 70%, of reserves related to our structured settlement annuities business with Prismic Re. See Note 15 to the Consolidated Financial Statements for additional information regarding this transaction.

As part of our continuous improvement process, we are working to become a leaner and more agile company by simplifying our management structure, empowering our employees with faster decision-making processes and investing in technology and data platforms. As part of this, we are implementing changes to our organizational structure and have recorded a restructuring charge of $200 million in the fourth quarter of 2023. We expect these actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen our competitiveness and fuel future growth.

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

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.298 trillion of assets under management and diversified global operations. We are broadening our distribution channels and asset management capabilities through acquisitions and organic initiatives to better serve our clients and support growth as well as providing asset management services to Prismic. In addition to serving third-party clients, we provide our U.S. and International businesses with a competitive advantage through our investment expertise across a broad array of asset classes, including public and private asset class capabilities. Underpinning our growth strategy is our ability to continue to deliver robust investment performance and to attract and retain high-caliber investment talent.

There remain risks to earnings across the asset management industry as adverse changes in market conditions (e.g., equity market declines, higher interest rates, credit spread widening or real estate value declines) could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses in our seed and co-investments. An economic downturn could also have impacts on real estate prices as well as transaction volumes in certain private asset classes. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds.

•Retirement Strategies. We remain focused on helping customers meet their investment and retirement needs. Our Institutional Retirement Strategies business continues to be focused on providing products that respond to the needs of plan sponsors, retirees, and annuitants to manage risk and control their benefit costs while maintaining appropriate pricing and return expectations under changing market conditions. We expect our differentiated capabilities and demonstrated execution to drive our business momentum in the pension risk transfer and international reinsurance markets; however, we expect that growth will not be linear due to the episodic nature of these transactions. In Individual Retirement Strategies, we continue to execute on our strategy to pivot to less interest rate-sensitive products to ensure we realize appropriate returns within the current economic environment. We expect to continue to shift our focus to products that provide protected outcomes for our customers across a wide range of economic environments through simpler, technology-enabled channels. We expect account values, fee income, and spread income to be impacted by volatile market conditions.

•Group Insurance. We are a leading group benefits provider with a focus on further diversifying our portfolio by expanding our Premier Market and Association segments and growing voluntary supplemental health, while maintaining leadership in the National Market segment.

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

•International Businesses. We remain focused on meeting customers’ protection and financial needs as well as maintaining the underlying strength of our distribution channels. Our strategy is to strengthen our position in Japan while expanding our footprint in select high-growth emerging markets. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses. We continue to invest in our existing businesses and regularly assess acquisition opportunities to build scale and complement our portfolio of businesses in emerging markets in support of our long-term growth.

Industry Trends

Our U.S. and International Businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment:

•U.S. Businesses. As discussed further under “—Impact of Changes in the Interest Rate Environment” below, interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our businesses from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations,” where applicable, and more broadly in “Item 1A. Risk Factors.”

•International Businesses. Our International Businesses’ operations, especially in Japan, have operated in a low interest rate environment for many years, as discussed under “—Impact of Changes in the Interest Rate Environment” below, and these low interest rates negatively impact our net investment spread results and reinvestment yields. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products thereby impacting both sales and surrenders. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations,” where applicable, and more broadly in “Item 1A. Risk Factors.”

Demographics:

•U.S. Businesses. Individual customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection.

•International Businesses. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension and healthcare programs, have led to a growing demand for products that provide financial solutions for retirement and wealth transfer, as well as for health-related products. Brazil has the largest population in South America and has recently experienced a modest increase in population. The nation is undergoing a rapid demographic transition characterized by a growing proportion of elderly citizens due to declining fertility rates and an increase in life expectancy. This demographic transition has produced challenges in various sectors, particularly impacting healthcare and pension systems, which has led to a growing demand for products that provide financial solutions.

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
•insurance reserve levels, including market risk benefits (“MRBs”), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity;
•product offerings, design features, crediting rates and sales mix; and
•the fair value of, and possible impairments on, intangible assets such as goodwill.

For additional information regarding interest rate risks, see “Risk Factors—Market Risk.”

See below for a discussion of the current interest rate environment and its impact to net investment spread in our U.S. and Japanese operations along with the composition of their insurance liabilities and policyholder account balances.

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and sustained higher levels in 2023, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $187 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2023, with an average portfolio yield of approximately 4.7%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.7% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $187 billion of fixed maturity securities and commercial mortgage loans are approximately $159 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $159 billion, approximately 55% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2023
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$168
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$205

The $168 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

The $36 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. For additional information regarding contracts with adjustable crediting rates subject to guaranteed minimums, see Note 13 to the Consolidated Financial Statements.

The remaining $1 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Closed Block Division

Substantially all of the $49 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 16 to the Consolidated Financial Statements for additional information regarding the Closed Block.

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

The portion of the general account supporting our Japanese operations has approximately $154 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2023, with an average portfolio yield of approximately 2.7%. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.3% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $154 billion of fixed maturity securities and commercial mortgage loans are approximately $15 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $15 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2023
(in billions)
Insurance products with fixed and guaranteed terms	$122
Contracts with a market value adjustment if canceled before maturity	31
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$162

The $122 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $31 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 13 to the Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues	$53,979	$56,881	$71,247
Benefits and expenses	50,907	58,773	60,412
Income (loss) before income taxes and equity in earnings of operating joint ventures	3,072	(1,892)	10,835
Income tax expense (benefit)	613	(279)	1,995
Income (loss) before equity in earnings of operating joint ventures	2,459	(1,613)	8,840
Equity in earnings of operating joint ventures, net of taxes	49	(62)	98
Net income (loss)	2,508	(1,675)	8,938
Less: Income attributable to noncontrolling interests	20	(28)	70
Net income (loss) attributable to Prudential Financial, Inc.	$2,488	$(1,647)	$8,868

2023 to 2022 Annual Comparison. The $4,135 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items on a pre-tax basis:

•$3,753 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$726 million favorable variance from a lower goodwill impairment charge related to Assurance IQ recorded in the current year period compared to the prior year period;
•$499 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses);
•$434 million favorable variance from higher adjusted operating income from our business segments, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the prior year period in our Individual Life business. This increase was partially offset by the absence of a gain from the sale of Prudential Annuities Life Assurance Corporation (“PALAC”) in the prior year period (see “Segment Results of Operations” for additional information); and
•$121 million favorable variance from our Divested and Run-off Businesses, reflecting higher results in our Long-Term Care business, partially offset by the absence of a gain from the sale of the Full Service Retirement business in the prior year period and lower results from our Closed Block division.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$892 million unfavorable variance from income taxes reflecting the increase in pre-tax earnings; and
•$532 million unfavorable variance driven by market experience updates, primarily within our Individual Life and International businesses.

2022 to 2021 Annual Comparison. The $10,515 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items on a pre-tax basis:

•$6,586 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$4,005 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses);
•$2,150 million unfavorable variance from lower adjusted operating income from our business segments, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in 2022 within the Individual Life business, and the absence of a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR recorded in 2021, partially offset by a gain from the sale of PALAC in 2022; and
•$799 million unfavorable variance reflecting lower results from our Divested and Run-off Businesses, primarily in our Long-Term Care business, partially offset by a gain from the sale of our Full Service Retirement business in 2022.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$2,274 million favorable variance from income taxes reflecting the decrease in pre-tax earnings; and
•$622 million favorable variance driven by market experience updates, primarily within our Individual Life and International businesses.

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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$713	$843	$1,643
U.S. Businesses:
Retirement Strategies	3,568	4,529	3,951
Group Insurance	319	(16)	(453)
Individual Life	(95)	(1,802)	169
Total U.S. Businesses	3,792	2,711	3,667
International Businesses	3,183	3,205	3,732
Corporate and Other	(2,172)	(1,677)	(1,810)
Total segment adjusted operating income before income taxes	5,516	5,082	7,232
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(2,915)	(6,108)	320
Charges related to realized investment gains (losses), net(1)	342	(218)	(60)
Change in value of market risk benefits, net of related hedging gains (losses)	56	(443)	3,562
Market experience updates	110	642	20
Divested and Run-off Businesses(2):
Closed Block division	(100)	(18)	158
Other Divested and Run-off Businesses	349	146	769
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(3)	(68)	(36)	(54)
Other adjustments(4)	(218)	(939)	(1,112)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$3,072	$(1,892)	$10,835
__________
(1)See “—General Account Investments” and Note 23 to the Consolidated Financial Statements for additional information.
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
(4)Includes goodwill impairments of $177 million, $903 million and $1,060 million recorded in the fourth quarters of 2023, 2022 and 2021, respectively, related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information. Also includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for 2023 presented above reflect the following:

PGIM. Results for 2023 decreased in comparison to 2022, primarily reflecting lower net asset management fees and higher compensation and operating expenses, partially offset by higher service, distribution and other revenues and higher net other related revenues.

Retirement Strategies. Results for 2023 decreased in comparison to 2022, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, partially offset by higher net investment spread results.

Group Insurance. Results for 2023 increased in comparison to 2022, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher underwriting results, partially offset by higher expenses.

Individual Life. Results for 2023 increased in comparison to 2022, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher net investment spread results and lower expenses, partially offset by lower underwriting results.

International Businesses. Results for 2023 decreased in comparison to 2022, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results decreased, primarily driven by lower underwriting results and lower net investment spread results, partially offset by higher earnings from joint venture investments.

Corporate and Other. Results for 2023 reflected increased losses in comparison to 2022, primarily driven by higher net charges from other corporate activities.

Closed Block Division. Results for 2023 decreased in comparison to 2022, reflecting changes in cumulative earnings and other factors, partially offset by changes in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. See Note 23 to the Consolidated Financial Statements for additional information regarding the presentation of segment results and our definition of adjusted operating income.

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and International Businesses segments, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single-payment products in our Individual Life and International Businesses segments. No other adjustments are made for limited-payment contracts.

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

	December 31,
	2023	2022
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$7.2	$7.8
Dual currency and synthetic dual currency investments(2)	0.3	0.4
Total foreign currency hedges	$7.5	$8.2
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $80.0 billion and $70.1 billion as of December 31, 2023 and 2022, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(28)	$(57)	$15
PGIM	1	11	(1)
Impact of intercompany arrangements(1)	(27)	(46)	14
Corporate and Other:
Impact of intercompany arrangements(1)	27	46	(14)
Settlement gains (losses) on forward currency contracts(2)	(31)	21	33
Net benefit (detriment) to Corporate and Other	(4)	67	19
Net impact on consolidated revenues and adjusted operating income	$(31)	$21	$33
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of December 31, 2023, 2022 and 2021, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion, $0.7 billion and $0.6 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.4 billion and $1.6 billion as of December 31, 2023 and 2022, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 9% of the $1.4 billion balance as of December 31, 2023 will be recognized in 2024, approximately 3% will be recognized in 2025, and the remaining balance will be recognized from 2026 through 2051.

Highly inflationary economies

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary, resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that the majority of POA’s balance sheet consists of USD-denominated product liabilities supported by USD-denominated assets. As a result, this accounting change serves to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

Our strategic joint venture investment in Ghana has historically utilized the Ghanaian cedi as its functional currency given it is the currency of the primary economic environment in which the entity operates. In the fourth quarter of 2023, Ghana experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Ghana’s economy was deemed to be highly inflationary, which will require the joint venture’s results to be remeasured in USD, effective January 1, 2024, as per the U.S. GAAP requirements described above. We do not expect this change to have a material impact to our financial statements given the relative size of the joint venture.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability is based on the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow assumptions are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance cash flow assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow assumptions, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cash flows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper-medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead.

•For limited-payment contracts, in addition to the liability calculated using the net premium valuation method described above, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

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

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. The impact on our results from operations of changes in these assumptions can be offsetting and we are unable to predict their movement or impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2023, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 1.4% near-term mean reversion equity expected rate of return.

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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2023, represented 42% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and investment yield assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of December 31, 2023, represented 28% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Retirement Strategies. The reserves for future policy benefits of our Individual Retirement Strategies segment, which as of December 31, 2023, represented less than 1% of our total future policy benefit reserves, primarily relate to reserves for life contingent payout annuity contracts for which a deferred profit liability is established for the amount of gross premiums received in excess of net premiums, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse and investment yield assumptions.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2023, represented 9% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2023, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate and Other operations, which as of December 31, 2023, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include inflation, interest rate, morbidity, mortality, lapse and premium rate increase assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2023, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

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

Market Risk Benefits (“MRBs”)

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits in the Individual Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses),” except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income (“OCI”). The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points (“bps”) would result in an increase and a decrease to OCI of $770 million and $850 million, respectively. For additional information regarding the valuation of MRBs, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical impact on December 31, 2023 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances
(in millions)
Hypothetical change in current assumptions:
Long-term interest rate:
Increase by 25 bps	$10
Decrease by 25 bps	$(20)
Long-term equity expected rate of return:
Increase by 50 bps	$30
Decrease by 50 bps	$(30)
Mortality:
Increase by 1%	$115
Decrease by 1%	$(120)
Lapse(2):
Increase by 10%	$400
Decrease by 10%	$(405)
Long-term care disability claim incidence:
Increase by 5%	$(70)
Decrease by 5%	$70
__________
(1)“Market risk benefits” reflects the net impact of market risk benefit assets and liabilities prior to hedging.
(2)Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

Goodwill

As of December 31, 2023, our goodwill balance of $1,071 million is primarily reflected in the following reporting units: $952 million for PGIM and $108 million for Gibraltar Life and Other. The Company recorded pre-tax impairment charges of $177 million, $903 million and $1,060 million in 2023, 2022 and 2021, respectively, all related to the Assurance IQ reporting unit, within Corporate and Other operations, resulting in no remaining goodwill assigned to Assurance IQ as of December 31, 2023.

We test goodwill for impairment on an annual basis as of December 31 and more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. Although the accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, the Company performed the quantitative test for all reporting units and compared each reporting unit’s estimated fair value to its carrying value as of December 31, 2023. The carrying value represents the capital that the business would require if operating as a standalone entity.

The annual quantitative goodwill impairment analysis for Assurance IQ utilized both an income and a market approach. The income approach estimated the fair value of Assurance IQ by applying a discount rate, derived from a capital asset pricing model and reflecting a market expected rate of return for the reporting unit, to its projected future cash flows. The market approach derived the fair value of Assurance IQ by applying forward sales market multiples on comparable publicly traded companies to Assurance’s forecasted sales and adding an implied control premium. The estimated fair value of Assurance IQ as of December 31, 2023 was based on weighting the results of each approach. Based on the goodwill impairment test performed as of December 31, 2023, the Company recognized a non-cash goodwill impairment pre-tax charge of $177 million ($140 million after-tax), representing all of the remaining goodwill assigned to Assurance IQ. The impairment was primarily due to a reduction in the forecasted cash flows driven by weaker than expected sales performance in the fourth quarter of 2023.

The fair value of PGIM as of December 31, 2023 was estimated by utilizing a market approach based on an earnings multiple. The average of forward earnings multiples of comparable publicly traded companies based on independent analysts’ consensus estimates for each company’s forecasted earnings was applied to PGIM’s forecasted results and an implied control premium was added. The fair value for Gibraltar and Other was also estimated using a similar approach. The estimated fair values of both PGIM and Gibraltar and Other significantly exceeded their carrying values as of December 31, 2023.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Unanticipated changes in business performance or the regulatory environment, market declines and other events impacting the fair value of the reporting units with assigned goodwill, or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. For additional information regarding goodwill and our reporting segments, see Note 2 and Note 10 to the Consolidated Financial Statements.

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
•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments (“OTTI”) for equity method investments and wholly-owned investment real estate.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss).” Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, commercial mortgage and other loans. For additional information regarding our policies regarding the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 19 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2023 was 7.50% for our domestic pension plans and 7.75% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2022, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the Year Ended December 31, 2023
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 bps	$(122)	$(11)
Decrease in expected rate of return by 100 bps	$122	$11

Foreign pension plans represent 3% of plan assets at the beginning of 2023. An increase in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $3 million; conversely, a decrease in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $3 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 19 to the Consolidated Financial Statements for information regarding the December 31, 2022 methodology we employed to determine our discount rate for 2023. Our assumed discount rate for 2023 was 5.45% for our domestic pension plans and 5.55% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2022, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the Year Ended December 31, 2023
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 bps	$(38)	$0
Decrease in discount rate by 100 bps	$88	$0

Foreign pension plans represent 12% of plan obligations at the beginning of 2023. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $5 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2023, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2024, we decreased the discount rate to 5.30% from 5.45% in 2023. The expected rate of return on plan assets will remain unchanged at 7.50%, and the assumed rate of increase in compensation increased to 6.25% in 2024 from 4.50% in 2023.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2023, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2023
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
	(in millions)
Increase in discount rate by 100 bps	$(928)	$(68)
Decrease in discount rate by 100 bps	$1,092	$79

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

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2023 “Total income tax expense (benefit)” of $31 million.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See Note 1 to the Consolidated Financial Statements for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in-force contract liabilities using upper-medium grade fixed-income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment
PGIM

Business Update

•In December 2023, we completed the acquisition of a majority stake in Deerpath Capital Management, LP (“Deerpath”), a leading U.S.-based private credit and direct lending manager with approximately $5 billion in assets under management.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results(1):
Revenues(2)	$3,638	$3,622	$4,493
Expenses	2,925	2,779	2,850
Adjusted operating income	713	843	1,643
Realized investment gains (losses), net, and related adjustments	0	(8)	(3)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	16	(4)	69
Other adjustments(3)	(36)	(22)	(13)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$693	$809	$1,696
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

Adjusted Operating Income

2023 to 2022 Annual Comparison. Adjusted operating income decreased $130 million, primarily reflecting lower asset management fees, net of related expenses, and higher compensation and operating expenses. These impacts were partially offset by higher service, distribution and other revenues, and higher other related revenues, net of related expenses.

2022 to 2021 Annual Comparison. Adjusted operating income decreased $800 million, reflecting a decrease in service, distribution and other revenues, driven by the absence of a gain in 2021 from the sale of our Pramerica SGR joint venture, and lower other related revenues and asset management fees, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,448	$1,443	$1,439
Retail customers(1)	1,014	1,081	1,275
General account	457	508	588
Total asset management fees	2,919	3,032	3,302
Other related revenues by source:
Incentive fees	46	85	154
Transaction fees	17	14	27
Seed and co-investments	127	3	49
Commercial mortgage(2)	57	127	173
Total other related revenues	247	229	403
Service, distribution and other revenues(3)	472	361	788
Total revenues	$3,638	$3,622	$4,493
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

2023 to 2022 Annual Comparison. Revenues increased $16 million, primarily driven by higher service, distribution and other revenues reflecting higher interest income earned on cash as a result of higher short-term rates and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues were also favorable reflecting higher seed and co-investments results driven by improved investment performance, partially offset by lower commercial mortgage origination revenues and lower performance-based incentive fees. These increases were partially offset by lower asset management fees primarily due to lower average assets under management.

Expenses increased $146 million, primarily reflecting higher compensation and operating expenses, driven by certain long-term employee compensation plans tied to investment performance, as well as to support business growth. Variable expenses increased, primarily driven by higher interest expense from higher interest rates, and higher revenues from certain consolidated funds, as discussed above, partially offset by lower compensation expenses related to performance-based incentive fees.

2022 to 2021 Annual Comparison. Revenues decreased $871 million. Service, distribution and other revenues decreased, primarily reflecting the absence of a gain in 2021 from the sale of our Pramerica SGR joint venture, and lower revenues from certain consolidated funds (which were fully offset by lower variable expenses related to noncontrolling interests in these funds). Asset management fees decreased primarily due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and widening credit spreads, as well as unfavorable equity markets. Also contributing to the decrease were lower other related revenues primarily driven by lower performance-based incentive fees, reflecting investment underperformance, lower commercial mortgage origination revenues driven by higher interest rates and general economic uncertainty, and lower seed and co-investments results.

Expenses decreased $71 million, primarily reflecting lower variable expenses associated with a decrease in overall segment earnings and lower revenues from certain consolidated funds, as discussed above. The decrease was partially offset by higher operating expenses primarily driven by an increase in travel and entertainment costs, and an increase in compensation expenses.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	December 31,
	2023	2022	2021
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$183.6	$147.8	$216.2
Public fixed income	799.8	776.8	980.7
Real estate	129.2	129.6	132.6
Private credit and other alternatives	112.1	103.4	108.7
Multi-asset	73.4	70.8	85.6
Total PGIM assets under management	$1,298.1	$1,228.4	$1,523.8

Assets under management within other reporting segments(2)	151.5	148.9	218.5
Total PFI assets under management	$1,449.6	$1,377.3	$1,742.3
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
(2)Primarily includes assets related to certain annuity, variable life, retirement and group life products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth assets under management by source as of the dates indicated:

	December 31,
	2023	2022	2021
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$582.6	$549.2	$629.4
Retail customers	330.3	299.6	401.4
General account	385.2	379.6	493.0
Total PGIM assets under management	$1,298.1	$1,228.4	$1,523.8

Assets under management within other reporting segments(2)	151.5	148.9	218.5
Total PFI assets under management	$1,449.6	$1,377.3	$1,742.3
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
(2)Primarily includes assets related to certain annuity, variable life, retirement and group life products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	December 31,
	2023	2022	2021
	(in billions)
Beginning assets under management	$1,228.4	$1,523.8	$1,498.6
Institutional third-party flows	(23.3)	3.0	10.9
Retail third-party flows	(15.1)	(23.2)	0.1
Total third-party flows	(38.4)	(20.2)	11.0
Affiliated flows(1)	(5.6)	13.2	(12.2)
Market appreciation (depreciation)(2)	118.3	(240.9)	35.4
Foreign exchange rate impact	(4.3)	(16.0)	(12.4)
Net money market activity and other increases (decreases)(3)	(0.3)	(31.5)	3.4
Ending assets under management	$1,298.1	$1,228.4	$1,523.8
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

2023 to 2022 Annual Comparison. PGIM’s assets under management increased $70 billion in 2023, primarily driven by equity market appreciation and tightening credit spreads, partially offset by net outflows.

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

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management—by asset class table” above. As of December 31, 2023, these assets increased approximately $8.3 billion compared to December 31, 2022, primarily reflecting net private capital inflows, including assets added as a result of the Deerpath acquisition noted above.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third-party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	December 31,
	2023	2022	2021
	(in billions)
Private capital deployed:
Real estate debt and equity	$17.6	$26.9	$34.7
Private credit and equity	14.0	16.1	14.5
Total private capital deployed	$31.6	$43.0	$49.2

Seed and Co-Investments

As of December 31, 2023 and 2022, PGIM had approximately $1,088 million and $1,444 million of seed investments and $443 million and $497 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$3,568	$4,529	$3,951
Group Insurance	319	(16)	(453)
Individual Life	(95)	(1,802)	169
Total U.S. Businesses	3,792	2,711	3,667
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,312)	(3,852)	211
Charges related to realized investment gains (losses), net	234	(336)	(28)
Change in value of market risk benefits, net of related hedging gains (losses)	42	(469)	3,544
Market experience updates	154	439	9
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	2	7
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,910	$(1,505)	$7,410

2023 to 2022 Annual Comparison. Adjusted operating income for our U.S. Businesses increased by $1,081 million primarily due to:
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
•Partially offsetting these increases were the absence of a gain in our Individual Retirement Strategies business from the sale of PALAC in the second quarter of 2022; and
•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows and the impacts of the sale of PALAC and the PDI reinsurance transaction.

2022 to 2021 Annual Comparison. Adjusted operating income for our U.S. Businesses decreased by $956 million primarily due to:

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;
•Lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of PALAC in the second quarter of 2022 and unfavorable equity markets.
•Partially offsetting these decreases were a gain in our Individual Retirement Strategies business from the sale of PALAC; and
•Higher underwriting results, including lower COVID-19 related mortality claims, in our Group Insurance and Individual Life businesses, as well as more favorable disability results in our Group Insurance business, partially offset by the unfavorable ongoing impact from our annual reviews and update of assumptions and other refinements in 2022 in our Individual Life business.

Retirement Strategies

Business Update

•In May 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life Insurance Company, a wholly-owned subsidiary of Prudential Financial. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 15 to the Consolidated Financial Statements for additional information.

•In September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of Prudential Financial, effective September 2023. These contracts represent approximately 70% of the Company’s in-force structured settlement annuities business. See Note 15 to the Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$11,030	$19,116	$15,541
Individual Retirement Strategies	4,517	5,470	4,460
Total revenues	15,547	24,586	20,001
Benefits and expenses:
Institutional Retirement Strategies	9,335	17,569	13,409
Individual Retirement Strategies	2,644	2,488	2,641
Total benefits and expenses	11,979	20,057	16,050
Adjusted operating income:
Institutional Retirement Strategies	1,695	1,547	2,132
Individual Retirement Strategies	1,873	2,982	1,819
Total adjusted operating income	3,568	4,529	3,951
Realized investment gains (losses), net, and related adjustments	(1,787)	(2,248)	310
Charges related to realized investment gains (losses), net	67	(298)	(165)
Change in value of market risk benefits, net of related hedging gains (losses)	42	(469)	3,544
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	2	6
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,890	$1,516	$7,646

Adjusted Operating Income

2023 to 2022 Annual Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $148 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 and 2022 included net benefits from this update of $6 million and $14 million, respectively. Excluding this item, adjusted operating income increased $156 million, driven by higher net investment spread results, primarily reflecting business growth and higher reinvestment rates, partially offset by lower income on non-coupon investments. Also contributing to the increase was a higher gain from reserve experience and higher fee income, net of distribution expenses and other associated costs, primarily driven by business growth.

Adjusted operating income from our Individual Retirement Strategies business decreased $1,109 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 had no net impact from our annual reviews and update of assumptions, while results for 2022 included a $7 million net benefit. Excluding this item, adjusted operating income decreased $1,102 million primarily reflecting the absence of a gain in the prior year period from the sale of PALAC and lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows and the impacts from the sale of PALAC and the PDI reinsurance transaction. These decreases were partially offset by higher net investment spread results due to more favorable short-term interest rates, higher reinvestment rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

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

Under U.S. GAAP, our guaranteed living and death benefit riders on variable annuities (e.g., GMAB, GMIB, GMWB, GMIWB and GMDB) are accounted for as MRBs and reported at fair value. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value of MRBs and instead reflects the performance of these riders in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses),” except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed. Effective April 2023, the Company entered into an agreement with AuguStar to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. For additional information regarding our external reinsurance agreements, see “Business—Reinsurance” and Note 15 to the Consolidated Financial Statements.

2022 to 2021 Annual Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $585 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 and 2021 included net benefits from this update of $14 million and $4 million, respectively. Excluding this item, adjusted operating income decreased $595 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business increased $1,163 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $7 million net benefit from our annual reviews and update of assumptions, while results for 2021 had no net impact. Excluding this item, adjusted operating income increased $1,156 million primarily driven by the gain on sale of PALAC. Also contributing to the increase were higher net investment spread results, driven by growth in indexed variable annuities and more favorable interest rates, as well as lower expenses and market value gains on a strategic investment. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower separate account values due to the impact of the sale of PALAC, net outflows and unfavorable equity markets.

Revenues, Benefits and Expenses

2023 to 2022 Annual Comparison. Revenues from our Institutional Retirement Strategies business decreased $8,086 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $8,441 million. This decrease primarily reflected lower pension risk transfer premiums due to a significant sale in the prior period and the impact of the reinsurance of certain structured settlement annuity contracts, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $8,234 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $8,597 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums and the impact of the reinsurance of certain structured settlement annuity contracts, as discussed above.

Revenues from our Individual Retirement Strategies business decreased $953 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $946 million primarily driven by the absence of a gain in the prior year period from the sale of PALAC and lower policy charges and fee income, resulting from lower average separate account values due to net outflows and the impacts from the sale of PALAC and the PDI reinsurance transaction. These decreases were partially offset by higher net investment income due to higher reinvestment rates and growth in indexed variable annuities, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Individual Retirement Strategies business increased $156 million primarily driven by higher interest expense, partially offset by lower general and administrative expenses, net of capitalization.

2022 to 2021 Annual Comparison. Revenues from our Institutional Retirement Strategies business increased $3,575 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $3,852 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in 2022, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower net investment income and other income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $4,160 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $4,447 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums, discussed above.

Revenues from our Individual Retirement Strategies business increased $1,010 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $1,003 million. The increase was primarily driven by the gain on sale of PALAC, partially offset by lower policy charges and fee income, reflecting lower average separate account values due to the impact of the sale of PALAC, net outflows and unfavorable equity markets.

Benefits and expenses of our Individual Retirement Strategies business decreased $153 million primarily driven by lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, as well as lower interest expense.

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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$251,818	$245,720	$243,387
Additions(1)	28,498	31,773	21,967
Withdrawals and benefits	(25,283)	(16,398)	(20,825)
Change in market value, interest credited and interest income	7,722	(4,110)	1,881
Other(2)	4,899	(5,167)	(690)
Ending total account value, gross	267,654	251,818	245,720
Reinsurance ceded	(9,237)	0	0
Ending total account value, net	$258,417	$251,818	$245,720
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2023, 2022 and 2021, “Other” activity also includes $3,557 million in receipts offset by $3,533 million in payments, $3,800 million in receipts offset by $3,516 million in payments, and $3,079 million in receipts offset by $3,224 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

2023 to 2022 Annual Comparison. The increase in Institutional Retirement Strategies net account values reflects interest credited on customer funds, positive impact of foreign exchange rate changes, net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, and an increase in the market value of the assets, partially offset by the reinsurance of certain structured settlement annuity contracts.

2022 to 2021 Annual Comparison. The increase in Institutional Retirement Strategies net account values reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, and interest credited on customer funds, partially offset by the decline in the market value of account assets and the negative impact of foreign exchange rate changes.

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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Total Individual Retirement Strategies(1):
Beginning total account value	$120,022	$182,305	$176,280
Sales	7,635	6,027	6,599
Full surrenders and death benefits	(6,766)	(6,115)	(10,401)
Sales, net of full surrenders and death benefits	869	(88)	(3,802)
Partial withdrawals and other benefit payments	(4,531)	(4,670)	(5,712)
Net flows	(3,662)	(4,758)	(9,514)
Change in market value, interest credited and other activity(2)(3)	15,624	(54,809)	19,188
Policy charges(3)	(2,276)	(2,716)	(3,649)
Ending total account value, gross(4)	129,708	120,022	182,305
Reinsurance ceded	(11,797)	(817)	(477)
Ending total account value, net	$117,911	$119,205	$181,828

__________
(1)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $111.3 billion, $113.9 billion and $176.4 billion as of December 31, 2023, 2022 and 2021, respectively. Fixed annuity account values were $6.6 billion, $5.3 billion and $5.4 billion as of December 31, 2023, 2022 and 2021, respectively.
(2)Results for the year ended December 31, 2022 reflect the reduction in account values resulting from the sale of PALAC.
(3)Results for the year ended December 31, 2022 have been updated to conform to current period presentation.
(4)Ending total account value for the year ended December 31, 2021 includes approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale.

2023 to 2022 Annual Comparison. The decrease in Individual Retirement Strategies net account values during 2023 was primarily driven by the reinsurance of PDI traditional variable annuity contracts, net outflows and policy charges on contractholder accounts, partially offset by market value appreciation.

The increase in Individual Retirement Strategies sales, net of full surrenders and death benefits, reflects higher sales of fixed annuity products.

2022 to 2021 Annual Comparison. The decrease in Individual Retirement Strategies net account values during 2022 was primarily driven by the impact of the sale of PALAC and market value depreciation.

The increase in Individual Retirement Strategies sales, net of full surrenders and death benefits, reflected general uncertainty and volatility in financial markets in 2022 that led to lower full surrenders by policyholders, partially offset by lower sales.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see “Business—Reinsurance” and Note 15 to the Consolidated Financial Statements.

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

Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed. Effective April 2023, the Company entered into an agreement with AuguStar to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. For additional information regarding our external reinsurance agreements, see “Business—Reinsurance” and Note 15 to the Consolidated Financial Statements.

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

ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees that under U.S. GAAP are considered MRBs. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our PDI variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and OTC equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes. As part of our periodic review of our variable annuities ALM strategy, and in accordance with our Risk Appetite Framework (“RAF”), the Company simplified its hedging approach in the first quarter of 2023 and collapsed the aggregate amount of equity hedging into one program.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the MRB liability these assets support. These differences can be primarily attributed to two distinct areas:

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the derivative instruments and fixed income instruments designated as trading, and MRBs, excluding the changes in the Company’s NPR spreads, are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.

•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the MRBs we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the MRBs we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the MRBs that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the MRBs we seek to hedge.

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

The majority of our traditional variable annuity contracts with living benefit guarantees, and contracts with our highest daily living benefit features, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy products with GMAB rider options include the automatic rebalancing feature but are not included in the ALM strategy. Sales of traditional variable annuities with living benefit guarantees and automatic rebalancing features were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed. Effective April 2023, the Company entered into an agreement with AuguStar to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. For additional information regarding our external reinsurance agreements, see “Business—Reinsurance” and Note 15 to the Consolidated Financial Statements.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	December 31,
	2023		2022		2021
	Account Value	% of Total	Account Value	% of Total	Account Value(1)	% of Total
	(in millions)
Living benefit/GMDB features(2):
Both ALM strategy and automatic rebalancing(3)(4)	$70,013	58%	$69,282	61%	$112,543	64%
ALM strategy only(4)	1,933	2%	1,972	2%	7,278	4%
Automatic rebalancing only	80	0%	83	0%	567	0%
External reinsurance(5)	12,418	10%	2,482	2%	3,303	2%
PDI	1,536	1%	11,988	11%	16,909	10%
Other products	1,585	1%	1,561	1%	2,444	1%
Total living benefit/GMDB features	87,565		87,368		143,044
GMDB features and other(6)	33,873	28%	26,573	23%	33,395	19%
Total variable annuity account value	$121,438		$113,941		$176,439
__________
(1)    Includes approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale.
(2)    All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(3)    Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(4)    Excludes PDI which is presented separately within this table.
(5)    Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $10 billion of account values in relation to the PDI reinsurance transaction, as discussed above, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 15 to the Consolidated Financial Statements for additional information.
(6)    Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Year Ended December 31,
	2023	2022	2021
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$2,499	$4,631	$8,438
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	(173)	(357)	(42)
Change in the NPR adjustment, excluding changes recognized in OCI	(18)	32	(8)
Change in the fair value of hedge assets(4)(5)	(2,812)	(4,482)	(6,178)
Other(6)	(244)	(1,130)	1,333
Total Individual Retirement Strategies results excluded from adjusted operating income	(748)	(1,306)	3,543
Total Institutional Retirement Strategies results excluded from adjusted operating income	(930)	(1,707)	152
Total results excluded from adjusted operating income	$(1,678)	$(3,013)	$3,695
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets.”
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
(5)Includes changes in the fair value of equity derivatives related to the capital hedge program of $(225) million, $598 million and $(1,268) million for the years ended December 31, 2023, 2022 and 2021, respectively, that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For 2023, the loss of $1,678 million was primarily driven by the impact of rising interest rates on derivatives, MRBs and other liabilities, net of hedging, as well as an unfavorable impact from our annual reviews and update of assumptions and other refinements, partially offset by favorable equity market performance.

For 2022, the loss of $3,013 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives, and unfavorable equity market performance, partially offset by a favorable impact from our annual reviews and update of assumptions and other refinements.

For 2021, the gain of $3,695 million was primarily driven by the impact of favorable equity market performance on MRBs, net of hedging, realized gains on asset sales and favorable impact from our annual reviews and update of assumptions and other refinements.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results:
Revenues	$6,285	$6,115	$6,219
Benefits and expenses	5,966	6,131	6,672
Adjusted operating income	319	(16)	(453)
Realized investment gains (losses), net, and related adjustments	(46)	(137)	(16)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$273	$(153)	$(469)
Benefits ratios(1)(4):
Group life(2)	87.0%	93.3%	102.5%
Group disability(2)	70.2%	73.9%	83.8%
Total Group Insurance(2)	82.5%	88.5%	98.1%
Administrative operating expense ratios(3)(4):
Group life	11.7%	10.8%	11.3%
Group disability	25.2%	31.3%	32.1%
Total Group Insurance	15.2%	15.8%	16.3%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 87.6%, 71.1% and 83.2% for 2023, respectively, 93.4%, 73.3% and 88.4% for 2022, respectively, and 102.5%, 83.8% and 98.2% for 2021, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

2023 to 2022 Annual Comparison. Adjusted operating income increased $335 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 included a $36 million net benefit from these updates while results for 2022 included a $3 million net charge from these updates. Excluding this item, adjusted operating income increased $296 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts and favorable mortality experience on non-experience-rated contracts, and higher underwriting results in our group disability business, driven by a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by higher variable expenses, largely driven by business growth.

2022 to 2021 Annual Comparison. Adjusted operating income increased $437 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $3 million net charge from these updates while results for 2021 included a $1 million net benefit from these updates. Excluding this item, adjusted operating income increased $441 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by more favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

2023 to 2022 Annual Comparison. Revenues increased $170 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $167 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in our group disability business, including supplemental health products. In our group life business, growth in non-experience-rated contracts was partially offset by higher premium returns driven by favorable mortality on experience-rated contracts. This increase also reflected higher net investment income driven by higher reinvestment rates.

Benefits and expenses decreased $165 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $129 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by favorable mortality experience, including a decline in COVID-19 impacts on non-experience-rated contracts. This decrease was partially offset by higher policyholders’ benefits and changes in reserves in our group disability business driven by business growth, as well as higher general and administrative expenses, largely driven by business growth.

2022 to 2021 Annual Comparison. Revenues decreased $104 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $100 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $541 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by less unfavorable claim experience from a decline in COVID-19 impacts, as well as in our group disability business driven by a more favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Annualized new business premiums(1):
Group life	$296	$283	$265
Group disability	235	196	221
Total	$531	$479	$486
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2023 to 2022 Annual Comparison. Total annualized new business premiums increased $52 million, primarily driven by higher sales in our group disability business in the Premier Market segment, including an increase in supplemental health product sales, as well as higher sales in our group life business, primarily in the Association segment, partially offset by lower sales in the National Market segment.

2022 to 2021 Annual Comparison. Total annualized new business premiums decreased $7 million, primarily driven by lower sales in our group disability business in the National Market segment due to the absence of a large sale in 2021, partially offset by an increase in supplemental health product sales, primarily in the Premier Market segment. Higher group life sales, primarily in the National Market segment, served as a partial offset.

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

•In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business. This transaction, which is structured on a modified coinsurance basis and contains significant structural protections, including overcollateralization by the counterparty and agreed upon investment guidelines, is subject to customary closing conditions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results:
Revenues	$6,274	$5,786	$6,170
Benefits and expenses	6,369	7,588	6,001
Adjusted operating income	(95)	(1,802)	169
Realized investment gains (losses), net, and related adjustments	(479)	(1,467)	(83)
Charges related to realized investment gains (losses), net	167	(38)	137
Market experience updates	154	439	9
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	0	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(253)	$(2,868)	$233
Adjusted Operating Income

2023 to 2022 Annual Comparison. Adjusted operating income increased $1,707 million, primarily reflecting a less unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 included a $26 million net charge from these updates, compared to a $1,608 million net charge for 2022 which was mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality. Excluding this item, adjusted operating income increased $125 million, primarily driven by higher net investment spread results reflecting the impact from higher reinvestment and short-term rates, and higher asset balances, which were partially offset by unfavorable derivative settlements. Also contributing to the increase were lower expenses, including a reduction in legal reserves. These increases were partially offset by lower underwriting results, driven by unfavorable reserve experience versus expectations and unfavorable mortality experience, net of reinsurance.

2022 to 2021 Annual Comparison. Adjusted operating income decreased $1,971 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $1,608 million net charge from these updates, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality, while results for 2021 included a $55 million net charge from these updates. Excluding this item, adjusted operating income decreased $418 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments. The decrease also reflects lower underwriting results driven by the unfavorable ongoing impact from our annual reviews and update of assumptions and other refinements in 2022, as discussed above, partially offset by less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims, and the absence of unfavorable reserve experience in 2021.

Revenues, Benefits and Expenses

2023 to 2022 Annual Comparison. Revenues increased $488 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $264 million, primarily driven by higher net investment income reflecting higher reinvestment and short-term rates, and higher asset balances, partially offset by lower realized investment gains from unfavorable derivative settlements.

Benefits and expenses decreased $1,219 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $139 million. This increase was primarily driven by unfavorable changes in estimates of the liability for future policy benefits reflecting unfavorable reserve experience, and higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above. These increases were partially offset by lower general and administrative expenses, including a reduction in legal reserves.

2022 to 2021 Annual Comparison. Revenues decreased $384 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $203 million. This decrease was primarily driven by lower policy charges and fee income, driven by the absence of a benefit from the recapture of previously reinsured liabilities in 2021, which was mostly offset by reserve changes in policyholders’ benefits, as well as the impact of unfavorable equity markets on account values. Also contributing to the decrease was lower net investment income driven by lower income on non-coupon investments, partially offset by business growth and higher interest rates. These decreases were partially offset by higher premiums due to lower ceded reinsurance from the recapture in 2021, as discussed above, which was mostly offset in policyholders’ benefits below.

Benefits and expenses increased $1,587 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $215 million. This increase was primarily driven by higher policyholders’ benefits, including changes in reserves, driven by the unfavorable ongoing impact from our annual reviews and update of assumptions and other refinements in 2022 and lower ceded reinsurance, as discussed above. This was partially offset by a favorable comparative impact from mortality experience, net of reinsurance, including lower COVID-19 related claims, and the absence of a charge from the reinsurance recapture in 2021, as discussed above. Also contributing to the increase was higher interest credited on policyholders’ account balances due to business growth and higher interest expense driven by higher interest rates, as discussed above. These increases were partially offset by favorable changes in estimates of the liability for future policy benefits reflecting the absence of unfavorable reserve experience in 2021.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2023			2022			2021
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$120	$416	$536	$109	$315	$424	$121	$417	$538
Term Life	20	100	120	18	75	93	20	95	115
Universal Life	4	77	81	6	86	92	8	94	102
Total	$144	$593	$737	$133	$476	$609	$149	$606	$755
2023 to 2022 Annual Comparison. Total annualized new business premiums increased $128 million, primarily reflecting higher third-party sales across variable and term life products.

2022 to 2021 Annual Comparison. Total annualized new business premiums decreased $146 million, primarily from lower third-party sales across variable life, term life and universal life products due to pricing and product actions taken in 2021.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results:
Revenues:
Life Planner	$9,596	$9,541	$10,169
Gibraltar Life and Other	9,086	9,470	10,717
Total revenues	18,682	19,011	20,886
Benefits and expenses:
Life Planner	7,596	7,597	8,187
Gibraltar Life and Other	7,903	8,209	8,967
Total benefits and expenses	15,499	15,806	17,154
Adjusted operating income:
Life Planner	2,000	1,944	1,982
Gibraltar Life and Other	1,183	1,261	1,750
Total adjusted operating income	3,183	3,205	3,732
Realized investment gains (losses), net, and related adjustments	(11)	(2,210)	18
Charges related to realized investment gains (losses), net	104	116	(35)
Change in value of market risk benefits, net of related hedging gains (losses)	14	26	18
Market experience updates	(46)	196	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(76)	13	(92)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$3,168	$1,346	$3,641

Adjusted Operating Income

2023 to 2022 Annual Comparison. Adjusted operating income from our Life Planner operations increased $56 million, including a net unfavorable impact of $44 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $5 million net charge in both 2023 and 2022.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $100 million. This increase primarily reflects higher net investment spread results, driven by higher reinvestment rates and higher income on non-coupon investments, as well as higher underwriting results, primarily due to business growth in Brazil. These impacts were partially offset by higher variable expenses, largely driven by business growth in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations decreased $78 million, including a net favorable impact of $12 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $18 million net benefit in 2023 compared to a $14 million net charge in 2022.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $122 million. This decrease primarily reflects lower net investment spread results, driven by unfavorable derivative settlements and the decline in business in force, partially offset by higher income on non-coupon investments. Also contributing to the decrease were lower underwriting results, primarily driven by the decline of business in force, partially offset by less unfavorable morbidity and mortality experience. These impacts were partially offset by higher earnings from joint venture investments.

2022 to 2021 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $38 million, including a net favorable impact of $13 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $5 million net charge in 2022 compared to a $6 million net benefit in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $40 million. This decrease primarily reflects lower net investment spread results, driven by lower income on non-coupon investments and higher operating expenses, largely driven by business growth in Brazil, partially offset by higher underwriting results, primarily driven by business growth in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations decreased $489 million, including a net unfavorable impact of $20 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $14 million net charge in 2022 compared to a $21 million net charge in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements, as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $476 million. This decrease primarily reflects lower net investment spread results, driven by lower income on non-coupon investments and lower prepayment fee income, as well as unfavorable derivative settlements and the decline in business in force. Also contributing to the decrease were lower underwriting results, primarily driven by the decline of business in force, and lower earnings from joint venture investments.

Revenues, Benefits and Expenses

2023 to 2022 Annual Comparison. Revenues from our Life Planner operations increased $55 million, including a net unfavorable impact of $195 million from currency fluctuations and a net benefit of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $168 million, primarily reflecting higher net investment income driven by higher reinvestment rates and higher income on non-coupon investments. This increase was partially offset by lower premiums, primarily attributable to the decline of business in force in Japan, partially offset by business growth in Brazil.

Benefits and expenses from our Life Planner operations decreased $1 million, including a net favorable impact of $151 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $68 million, primarily reflecting higher interest credited on policyholders’ account balances, and unfavorable changes in estimates of the liability for future policy benefits. These increases were partially offset by lower policyholder benefits, including changes in reserves, due to the decline of business in force, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $384 million, including a net unfavorable impact of $30 million from currency fluctuations and a net benefit of $214 million from our annual reviews and update of assumptions and other refinements. Excluding this item, revenues decreased $568 million, primarily reflecting lower premiums and policy charges and fee income attributable to the decline of business in force, and lower realized investment gains from unfavorable derivative settlements. These decreases were partially offset by higher net investment income driven by higher income on non-coupon investments.

Benefits and expenses from our Gibraltar Life and Other operations decreased $306 million, including a net favorable impact of $42 million from currency fluctuations and a net benefit of $182 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $446 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above, and less unfavorable morbidity and mortality experience, partially offset by higher interest credited on policyholders’ account balances.

2022 to 2021 Annual Comparison. Revenues from our Life Planner operations decreased $628 million, including a net unfavorable impact of $577 million from currency fluctuations and a net charge of $39 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $12 million, primarily reflecting lower other income and net investment income, driven by lower income on non-coupon investments, partially offset by higher premiums and policy charges and fee income, driven by business growth in Brazil.

Benefits and expenses from our Life Planner operations decreased $590 million, including a net favorable impact of $590 million from currency fluctuations and a net benefit of $28 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $28 million, primarily reflecting higher operating expenses, higher interest credited on policyholders’ account balances and higher amortization, including write-offs of deferred policy acquisition costs related to unfavorable policyholder behavior. These increases were partially offset by lower policyholders’ benefits, including changes in reserves, driven by the decline of business in force in Japan.

Revenues from our Gibraltar Life and Other operations decreased $1,247 million, including a net unfavorable impact of $916 million from currency fluctuations and a net charge of $8 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $323 million, primarily reflecting lower premiums due to the decline of business in force, and lower net investment income driven by lower income on non-coupon investments and lower prepayment fee income. Also contributing to the decrease were lower realized investment gains from unfavorable derivative settlements and lower other income from a decline in earnings from joint venture investments.

Benefits and expenses from our Gibraltar Life and Other operations decreased $758 million, including a net favorable impact of $896 million from currency fluctuations and a net benefit of $15 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $153 million, primarily driven by unfavorable changes in estimates of the liability for future policy benefits, and higher amortization, including write-offs of deferred policy acquisition costs related to unfavorable policyholder behavior. These increases were partially offset by lower policyholders’ benefits, including changes in reserves, driven by the decline of business in force.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$1,069	$941	$940
Gibraltar Life and Other	1,018	878	1,000
Total	$2,087	$1,819	$1,940
On a constant exchange rate basis:
Life Planner	$1,097	$946	$911
Gibraltar Life and Other	1,056	900	999
Total	$2,153	$1,846	$1,910

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

2023 to 2022 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$563	$83	$268	$183	$1,097	$507	$71	$325	$43	$946
Gibraltar Life and Other:
Life Consultants	140	25	24	372	561	176	26	32	300	534
Banks	30	0	2	225	257	76	0	4	88	168
Independent Agency	60	34	87	57	238	81	12	104	1	198
Subtotal	230	59	113	654	1,056	333	38	140	389	900
Total	$793	$142	$381	$837	$2,153	$840	$109	$465	$432	$1,846
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $151 million, primarily driven by higher life product sales in Brazil. In Japan, higher USD-denominated single premium investment contract sales were partially offset by lower USD-denominated recurring premium life and retirement product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $156 million. Bank channel, Independent Agency and Life Consultants sales increased $89 million, $40 million and $27 million, respectively, all reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated recurring premium life product sales. Independent Agency sales also reflect higher accident and health product sales, partially offset by lower retirement product sales.

2022 to 2021 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2022					Year Ended December 31, 2021
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$507	$71	$325	$43	$946	$484	$59	$364	$4	$911
Gibraltar Life and Other:
Life Consultants	176	26	32	300	534	257	25	41	161	484
Banks	76	0	4	88	168	251	0	13	54	318
Independent Agency	81	12	104	1	198	74	21	94	8	197
Subtotal	333	38	140	389	900	582	46	148	223	999
Total	$840	$109	$465	$432	$1,846	$1,066	$105	$512	$227	$1,910
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts and single-payment whole life products. 2021 also includes annuity products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $35 million, primarily driven by higher life product sales in Brazil and Argentina. In Japan, higher sales of USD-denominated market value adjusted investment contacts, driven by higher interest rates, were partially offset by lower sales of USD-denominated retirement products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $99 million. Bank channel sales decreased $150 million reflecting lower USD-denominated life product sales, partially offset by higher sales of USD-denominated market value adjusted investment contacts, driven by higher interest rates. Life Consultants sales increased $50 million reflecting higher sales of USD-denominated market value adjusted investment contacts, driven by rising interest rates, partially offset by lower USD-denominated life product sales. Independent Agency sales increased $1 million, primarily driven by higher sales of life products and USD-denominated endowment products, largely offset by the absence of accident & health product sales made to a single large client in 2021 and lower sales of investment contracts.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Life Planners:
Japan	4,310	4,446	4,566
All other countries	1,546	1,478	1,458
Gibraltar Life Consultants	6,808	6,821	7,100
Total	12,664	12,745	13,124

2023 to 2022 Comparison. The number of Life Planners decreased by 68, driven by a decrease of 136 in our Japan operations, primarily reflecting our selective recruiting efforts and continued challenges with higher resignations. Life Planners in our other operations increased by 68, primarily reflecting an increase in Brazil. The number of Gibraltar Life Consultants decreased by 13, reflecting a decline in the first half of 2023 from continued recruiting challenges, partially offset by favorable recruitment in the second half of the year.

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

•In September 2023, the Company acquired a 20% interest as a limited partner in Prismic, a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other reflect the Company’s share of earnings in Prismic on a quarter lag. In connection with this transaction, effective September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuities contracts issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The invested assets supporting the contracts reinsured via coinsurance with funds withheld consist primarily of public fixed maturities available-for-sale, private fixed maturities available-for-sale and fixed maturities designated as trading. As the Company considers its relationship with Prismic to be an enterprise initiative that could span business segments, Corporate and Other will report these segregated assets along with the offsetting funds withheld payable. See Note 15 to the Consolidated Financial Statements for additional information.

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating results:
Investment income	$161	$177	$174
Interest expense on debt	(829)	(829)	(827)
Pension and employee benefits	345	387	284
Other corporate activities	(1,849)	(1,412)	(1,441)
Adjusted operating income	(2,172)	(1,677)	(1,810)
Realized investment gains (losses), net, and related adjustments	(592)	(38)	94
Charges related to realized investment gains (losses), net	4	2	3
Market experience updates	2	7	11
Divested and Run-off Businesses	349	146	769
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	(47)	(38)
Other adjustments(1)	(182)	(917)	(1,099)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(2,599)	$(2,524)	$(2,070)
__________
(1)Includes goodwill impairments of $177 million, $903 million and $1,060 million recorded in the fourth quarters of 2023, 2022 and 2021, respectively, related to AIQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information regarding goodwill impairments. Also includes certain components of consideration for a business acquisition, which are recognized as compensation expense over the requisite service periods.

2023 to 2022 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $495 million. Net charges from other corporate activities increased by $437 million, primarily driven by corporate initiatives, including a restructuring charge and higher technology costs, unfavorable foreign exchange rate impacts, and the absence of gains from the sales of certain home office properties in the prior year period, partially offset by lower net expenses and other corporate charges. Pension and employee benefits were unfavorable by $42 million, primarily driven by an increase in employee benefit plan costs.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2024, we decreased the discount rate from 5.45% to 5.30% as of December 31, 2023. The expected rate of return on plan assets remained unchanged at 7.50%. The assumed rate of increase in compensation increased from 4.50% in 2023 to 6.25% in 2024. Giving effect to the foregoing changes and other factors, we expect income from our qualified pension plan in 2024 to be approximately $5 million to $10 million lower than 2023 levels. This decrease is primarily driven by higher loss amortizations.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2024, we decreased the discount rate from 5.55% to 5.20% as of December 31, 2023. The expected rate of return on plan assets decreased from 7.75% in 2023 to 6.75% in 2024. Giving effect to the foregoing changes and other factors, we expect postretirement income in 2024 to be approximately $65 million to $75 million higher than 2023 levels. This increase is primarily driven by a change related to the Company’s Retiree Medical plan, partially offset by a decrease in earnings from a decrease in the expected rate of return.

In 2024, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, including the changes to the Company’s Retiree Medical Savings Account plan, see Note 19 to the Consolidated Financial Statements.

2022 to 2021 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $133 million. Pension and employee benefits were favorable by $103 million, driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, lower benefit costs for these plans resulting from the sale of the Full Service Retirement business, and a favorable impact from design changes to the Company’s Retiree Medical

Savings Account plan. Net charges from other corporate activities decreased by $29 million, primarily driven by the absence of costs related to the early extinguishment of debt incurred in 2021, gains from the sales of certain home office properties, favorable exchange rate impacts, and lower costs for long-term compensation plans, partially offset by higher expenses, including an increase in costs related to corporate initiatives.

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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Long-Term Care	$217	$(316)	$519
Other	132	462	250
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$349	$146	$769

2023 to 2022 Annual Comparison

Long-Term Care. Results for the year ended December 31, 2023 increased $533 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2023 and 2022 included net charges from these updates of $79 million and $3 million, respectively. Excluding this item, results increased $609 million primarily driven by favorable impacts from changes in the market value of equity securities and less unfavorable impacts from changes in the market value of derivatives used for duration management, partially offset by lower income on non-coupon investments.

Other Divested and Run-off Businesses. Results for the year ended December 31, 2023 decreased $330 million, primarily driven by the absence of a gain in the prior period from the sale of the Full Service Retirement business, which was completed in April 2022. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale. The results for 2023 also reflect the absence of losses related to the Full Service Retirement business recorded in the first quarter of 2022, which were largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities.

2022 to 2021 Annual Comparison

Long-Term Care. Results for the year ended December 31, 2022 decreased $835 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $3 million net charge from these updates, while results for 2021 included a $13 million net benefit. Excluding this item, results decreased $819 million primarily driven by unfavorable impacts from changes in the market value of equity securities, changes in the market value of derivatives used for duration management and lower income on non-coupon investments.

Other Divested and Run-off Businesses. Results for the year ended December 31, 2022 increased $212 million, primarily driven by the gain on the sale of the Full Service Retirement business. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale. The results for 2022 also include losses related to the Full Service Retirement business in the first quarter, largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities.

Closed Block Division

The Closed Block division includes certain in-force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively, the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 16 to the Consolidated Financial Statements for additional information.

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

As of December 31, 2023, the excess of actual cumulative earnings over the expected cumulative earnings was $2,873 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of December 31, 2023, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,081 million at December 31, 2023, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
U.S. GAAP results:
Revenues	$3,666	$2,958	$5,947
Benefits and expenses	3,766	2,976	5,789
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(100)	$(18)	$158

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2023 to 2022 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $82 million. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the market value of equity and fixed income securities, partially offset by lower realized investment gains driven by unfavorable changes in the market value of derivatives and higher losses on the sale of fixed income investments, as well as lower net investment income driven by lower income on non-coupon investments, partially offset by higher reinvestment rates. Net insurance activity results increased driven by a favorable comparative change in claims experience. As a result of these and other factors, a $335 million reduction in the policyholder dividend obligation was recorded in 2023, compared to a $1,180 million reduction in 2022.

2022 to 2021 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $176 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current year, and lower net investment income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in claims experience and reserves, partially offset by lower premiums due to the runoff of policies in force. As a result of the above, a $1,180 million reduction in the policyholder dividend obligation was recorded in 2022, compared to a $1,469 million increase in 2021.

Revenues, Benefits and Expenses

2023 to 2022 Annual Comparison. Revenues increased $708 million primarily driven by an increase in other income, partially offset by a decrease in realized investment gains and a decrease in net investment income, as discussed above.

Benefits and expenses increased $790 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

2022 to 2021 Annual Comparison. Revenues decreased $2,989 million primarily driven by a decrease in other income, realized investment gains (losses), net investment income and premiums, as discussed above.

Benefits and expenses decreased $2,813 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$645	$(397)	$2,275
Non-taxable investment income	(162)	(86)	(292)
Foreign taxes at other than U.S. rate	191	122	163
Low-income housing and other tax credits	(106)	(128)	(126)
Changes in tax law	(99)	(11)	10
GILTI	5	101	(1)
Sale of subsidiary	0	86	(25)
Noncontrolling interest	(4)	5	(14)
Non-deductible expenses	29	21	11
Change in valuation allowance	111	16	13
State taxes (net of federal benefit)	20	13	18
Other	(17)	(21)	(37)
Reported income tax expense (benefit)	$613	$(279)	$1,995
Effective tax rate	20.0%	14.7%	18.4%

__________
(1)Prior period amounts have been updated to conform to current period presentation.

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2023, 2022 and 2021 was 20.0%, 14.7%, and 18.4%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 17 to the Consolidated Financial Statements.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2023, 2022 and 2021 was $133 million, $84 million and $12 million, respectively. It is possible the Company will pay the unrecognized tax benefit attributable to the Section 952 election described in Note 17 within the next 12 months as it pursues resolution of the matter. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

For additional information regarding income tax related items, see “Business—Regulation” and Note 17 to the Consolidated Financial Statements.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 16 to the Consolidated Financial Statements for additional information regarding the Closed Block.

	As of December 31, 2023				As of December 31, 2022
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$285,835	$5,250	$30,486	$868	$277,648	$4,345	$30,071	$817
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	889	0	0	0	945	0	0	0
Equity securities	2,279	0	0	0	1,899	0	0	0
All other(2)	0	0	0	0	0	0	0	0
Subtotal	3,168	0	0	0	2,844	0	0	0
Market risk benefit assets	1,981	1,981	0	0	800	800	0	0
Fixed maturities, trading	8,903	409	887	20	5,051	289	900	15
Equity securities	6,112	451	1,891	61	5,416	528	1,734	99
Commercial mortgage and other loans	519	0	0	0	137	0	0	0
Other invested assets(3)	1,949	846	0	0	1,990	537	3	2
Short-term investments	3,765	19	135	10	3,637	18	150	0
Cash equivalents	9,336	4	966	0	6,398	0	1,076	0
Reinsurance recoverables and deposit receivables	149	224	0	0	38	141	0	0
Other assets(4)	11	11	0	0	11	11	0	0
Separate account assets	171,812	1,094	0	0	171,805	1,081	0	0
Total assets	$493,540	$10,289	$34,365	$959	$475,775	$7,750	$33,934	$933
Market risk benefit liabilities	$5,467	$5,467	$0	$0	$5,864	$5,864	$0	$0
Policyholders’ account balances	7,752	7,752	0	0	3,492	3,492	0	0
Reinsurance and funds withheld payables	490	0	0	0	(31)	0	0	0
Other liabilities(3)(4)	4,174	1	1	0	3,056	1	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	778	778	0	0	0	0	0	0
Total liabilities	$18,661	$13,998	$1	$0	$12,382	$9,357	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 2.1% and 2.8%, respectively, as of December 31, 2023 and 1.6% and 2.7%, respectively, as of December 31, 2022.
(2)“All other” represents cash equivalents and short-term investments.
(3)“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.
(4)Prior period amounts have been reclassified to conform to current period presentation.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.1 billion of public fixed maturities as of December 31, 2023, with values primarily based on indicative broker quotes, and approximately $4.5 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Management of Investments

The Investment Committee of our Board of Directors (“Board”) oversees our proprietary investments, including our general account portfolios, and regularly reviews performance and risk positions. Our Chief Investment Officer Organization (“CIO Organization”) develops investment policies subject to risk limits proposed by our Risk Management group for the general account portfolios of our domestic and international insurance subsidiaries and directs and oversees management of the general account portfolios within risk limits approved annually by the Investment Committee.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2023, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was approximately 7 years. As of December 31, 2023, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 11 and 12 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities and commercial mortgage loans. In addition, we hold allocations of non-coupon investments, which include equity securities and other invested assets such as limited partnerships and limited liability companies (“LPs/LLCs”), real estate held through direct ownership, derivative instruments, and seed money investments in separate accounts.

We manage our public fixed maturity portfolio to a risk profile directed or overseen by the CIO Organization and Risk Management groups and to a profile that also reflects the market environments impacting both our domestic and international insurance portfolios. The return that we earn on the portfolio will be reflected in investment income and in realized gains or losses on investments.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2023
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,739	58.3%	$20,483	$241,222
Public, held-to-maturity, at amortized cost, net of allowance	0	0.0	0	0
Private, available-for-sale, at fair value	64,539	17.0	10,003	74,542
Private, held-to-maturity, at amortized cost, net of allowance	0	0.0	0	0
Fixed maturities, trading, at fair value	7,898	2.1	887	8,785
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	0.8	0	3,168
Equity securities, at fair value	5,664	1.5	1,970	7,634
Commercial mortgage and other loans, at book value, net of allowance	51,017	13.5	7,769	58,786
Policy loans, at outstanding balance	6,568	1.7	3,479	10,047
Other invested assets, net of allowance(1)	14,523	3.8	4,513	19,036
Short-term investments, net of allowance	4,760	1.3	232	4,992
Total general account investments	378,876	100.0%	49,336	428,212
Invested assets of other entities and operations(2)	6,521		0	6,521
Total investments	$385,397		$49,336	$434,733

	December 31, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,106	60.8%	$21,140	$242,246
Public, held-to-maturity, at amortized cost, net of allowance	1,229	0.3	0	1,229
Private, available-for-sale, at fair value	55,814	15.4	8,931	64,745
Private, held-to-maturity, at amortized cost, net of allowance	67	0.0	0	67
Fixed maturities, trading, at fair value	4,838	1.3	900	5,738
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	0.8	0	2,844
Equity securities, at fair value	4,671	1.3	1,733	6,404
Commercial mortgage and other loans, at book value, net of allowance	48,682	13.4	7,926	56,608
Policy loans, at outstanding balance	6,409	1.8	3,637	10,046
Other invested assets, net of allowance(1)	13,277	3.7	4,254	17,531
Short-term investments, net of allowance	4,236	1.2	337	4,573
Total general account investments	363,173	100.0%	48,858	412,031
Invested assets of other entities and operations(2)	5,410		0	5,410
Total investments	$368,583		$48,858	$417,441
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

The increase in general account investments attributable to PFI excluding the Closed Block division in 2023 was primarily due to the reinvestment of net investment income and net business inflows, as well as a decrease in net interest rates and spreads, partially offset by the translation impact of the U.S. dollar strengthening against the yen. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2023 and 2022, 44% and 45%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2023	2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$113,737	$112,013
Public, held-to-maturity, at amortized cost, net of allowance	0	1,229
Private, available-for-sale, at fair value	20,891	19,268
Private, held-to-maturity, at amortized cost, net of allowance	0	67
Fixed maturities, trading, at fair value	669	612
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	2,844
Equity securities, at fair value	1,614	1,806
Commercial mortgage and other loans, at book value, net of allowance	17,980	18,080
Policy loans, at outstanding balance	2,670	2,607
Other invested assets(1)	5,617	5,272
Short-term investments, net of allowance	421	100
Total Japanese general account investments	$166,767	$163,898
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2023 was primarily due to net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the U.S. dollar strengthening against the yen.

As of December 31, 2023, our Japanese insurance operations had $86.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $77.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2022, our Japanese insurance operations had $77.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $67.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $9.0 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2022 was primarily attributable to the reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $4.2 billion and $5.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2023 and 2022, respectively. The $1.0 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2022 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2023
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.18%	$8,218	2.92%	$4,004	4.13%	$12,222	$1,489	$13,711
Assets supporting experience-rated contractholder liabilities	0.00	0	1.13	25	1.13	25	0	25
Equity securities	2.82	95	3.61	61	3.09	156	41	197
Commercial mortgage and other loans	4.19	1,299	3.70	649	4.01	1,948	322	2,270
Policy loans	5.07	191	3.88	99	4.59	290	209	499
Short-term investments and cash equivalents	5.54	748	3.72	94	5.34	842	55	897
Gross investment income	5.01	10,551	3.03	4,932	4.15	15,483	2,116	17,599
Investment expenses	(0.13)	(528)	(0.13)	(318)	(0.13)	(846)	(254)	(1,100)
Investment income after investment expenses	4.88%	10,023	2.90%	4,614	4.02%	14,637	1,862	16,499
Other invested assets(3)		707		306		1,013	97	1,110
Investment results of other entities and operations(4)		256		0		256	0	256
Total investment income		$10,986		$4,920		$15,906	$1,959	$17,865

	Year Ended December 31, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.56%	$7,036	2.75%	$3,831	3.71%	$10,867	$1,375	$12,242
Assets supporting experience-rated contractholder liabilities	1.68	123	1.01	30	1.49	153	0	153
Equity securities	1.95	56	3.59	67	2.59	123	37	160
Commercial mortgage and other loans	3.67	1,164	3.67	686	3.67	1,850	322	2,172
Policy loans	4.94	184	3.90	99	4.52	283	216	499
Short-term investments and cash equivalents	2.70	340	3.75	31	2.75	371	24	395
Gross investment income	4.19	8,903	2.86	4,744	3.61	13,647	1,974	15,621
Investment expenses	(0.13)	(350)	(0.13)	(281)	(0.13)	(631)	(155)	(786)
Investment income after investment expenses	4.06%	8,553	2.73%	4,463	3.48%	13,016	1,819	14,835
Other invested assets(3)		744		208		952	157	1,109
Investment results of other entities and operations(4)		93		0		93	0	93
Total investment income		$9,390		$4,671		$14,061	$1,976	$16,037

	Year Ended December 31, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$7,084	2.72%	$3,921	3.72%	$11,005	$1,461	$12,466
Assets supporting experience-rated contractholder liabilities	3.48	561	0.93	30	3.05	591	0	591
Equity securities	1.44	42	3.52	76	2.32	118	44	162
Commercial mortgage and other loans	4.16	1,401	3.92	768	4.07	2,169	367	2,536
Policy loans	5.09	196	4.05	114	4.65	310	222	532
Short-term investments and cash equivalents	0.48	55	0.48	4	0.48	59	3	62
Gross investment income	4.26	9,339	2.85	4,913	3.63	14,252	2,097	16,349
Investment expenses	(0.14)	(254)	(0.14)	(241)	(0.14)	(495)	(124)	(619)
Investment income after investment expenses	4.12%	9,085	2.71%	4,672	3.49%	13,757	1,973	15,730
Other invested assets(3)		1,413		457		1,870	527	2,397
Investment results of other entities and operations(4)		160		0		160	0	160
Total investment income		$10,658		$5,129		$15,787	$2,500	$18,287
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
(5)The total yield was 4.02%, 3.54% and 3.57% for the years ended December 31, 2023, 2022 and 2021, respectively.
(6)The denominator in the yield percentage includes approximately $40 million of assets that were classified as “Assets held-for-sale.”

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2023 compared to 2022 was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2023 compared to 2022 was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $62.7 billion and $60.0 billion, for the years ended December 31, 2023 and 2022, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $4.5 billion and $6.1 billion, for the years ended December 31, 2023 and 2022, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(49)	$(5)	$16
Write-downs on fixed maturities(1)	(75)	(85)	(1)
Net gains (losses) on sales and maturities	(838)	(1,027)	1,445
Fixed maturity securities(2)	(962)	(1,117)	1,460
(Addition to) release of allowance for credit losses on loans	(199)	(65)	87
Write-offs on mortgage loans	(29)	0	0
Net gains (losses) on sales and maturities	0	(70)	1
Commercial mortgage and other loans	(228)	(135)	88
Derivatives	(2,218)	(3,198)	(446)
OTTI losses on other invested assets recognized in earnings	(50)	(69)	(52)
(Addition to) release of allowance for credit losses on other invested assets	4	(4)	0
Other net gains (losses)	219	48	162
Other	173	(25)	110
Subtotal	(3,235)	(4,475)	1,212
Investment results of other entities and operations(3)	0	238	96
Total — PFI excluding Closed Block Division	(3,235)	(4,237)	1,308
Related adjustments	320	(1,871)	(988)
Realized investment gains (losses), net, and related adjustments	(2,915)	(6,108)	320
Charges related to realized investment gains (losses), net	342	(218)	(60)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(2,573)	$(6,326)	$260
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$29	$(17)	$8
Write-downs on fixed maturities(1)	(6)	(31)	0
Net gains (losses) on sales and maturities	(370)	(318)	466
Fixed maturity securities(2)	(347)	(366)	474
(Addition to) release of allowance for credit losses on loans	(58)	(14)	11
Net gains (losses) on sales and maturities	0	(26)	0
Commercial mortgage and other loans	(58)	(40)	11
Derivatives	19	145	318
(Addition to) release of allowance for credit losses on other invested assets	2	(2)	0
Other net gains (losses)	4	(7)	4
Other	6	(9)	4
Subtotal — Closed Block Division	(380)	(270)	807
Consolidated PFI realized investment gains (losses), net	$(3,615)	$(4,507)	$2,115

__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(2)Excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

2023 to 2022 Annual Comparison. Net losses on sales and maturities of fixed maturity securities were $838 million for the year ended December 31, 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses segment. Net losses on sales and maturities of fixed maturity securities were $1,027 million for the year ended December 31, 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $2,218 million for the year ended December 31, 2023, primarily included:

•$826 million of losses on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts;
•$544 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates;
•$508 million of losses on the Prismic funds withheld-related embedded derivative; and
•$496 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the euro and British pound sterling.

Partially offsetting these losses were:

•$147 million of gains on credit default swaps due to credit spreads tightening.

Net realized losses on derivative instruments of $3,198 million for the year ended December 31, 2022, primarily included:

•$4,489 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$554 million of gains on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts;
•$402 million of gains on capital hedges due to decreases in equity indices; and
•$329 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro, British pound sterling, and Australian dollar.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss),” “Net investment income,” and “Policyholders’ benefits” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 23 to the Consolidated Financial Statements for additional information regarding adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the years ended December 31, 2023 and 2022 reflect net related adjustments of $320 million and $(1,871) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the years ended December 31, 2023 and 2022 reflect a net benefit of $342 million and a net charge of $218 million, respectively, primarily driven by the impact of changes in certain policyholder reserves and other costs, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

2022 to 2021 Annual Comparison. Net losses on sales and maturities of fixed maturity securities were $1,027 million for the year ended December 31, 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $1,445 million for the year ended December 31, 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $3,198 million for the year ended December 31, 2022, primarily included:

•$4,489 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$554 million of gains on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts;
•$402 million of gains on capital hedges due to decreases in equity indices; and
•$329 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro, British pound sterling, and Australian dollar.

Net realized losses on derivative instruments of $446 million for the year ended December 31, 2021, primarily included:

•$1,248 million of losses on capital hedges due to increases in equity indices; and
•$318 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$562 million of gains on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts; and
•$371 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Results for the years ended December 31, 2022 and 2021 reflect net related adjustments of $(1,871) million and $(988) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Results for the years ended December 31, 2022 and 2021 reflect net charges of $218 million and $60 million, respectively, primarily driven by the impact of changes in certain policyholder reserves and other costs, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 16 to the Consolidated Financial Statements for additional information regarding the Closed Block.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2023
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2024	$8,307	2.8%
Maturing in 2025	9,739	3.2
Maturing in 2026	10,718	3.6
Maturing in 2027	13,101	4.3
Maturing in 2028	12,651	4.2
Maturing in 2029	12,756	4.2
Maturing in 2030	11,126	3.7
Maturing in 2031	11,501	3.8
Maturing in 2032	11,596	3.9
Maturing in 2033	9,641	3.2
Maturing in 2034	5,895	2.0
Maturing in 2035 and beyond	165,716	55.1
Total corporate & government securities	282,747	94.0
Asset-backed securities	9,802	3.2
Commercial mortgage-backed securities	6,171	2.0
Residential mortgage-backed securities	2,305	0.8
Total fixed maturities	$301,025	100.0%

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	December 31, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$40,795	$502	$3,376	$10	$37,911	$40,144	$277	$4,719	$2	$35,700
Consumer non-cyclical	33,423	704	3,105	11	31,011	31,546	387	4,219	16	27,698
Utility	28,965	646	2,750	3	26,858	25,871	350	3,443	27	22,751
Capital goods	17,860	418	1,330	0	16,948	16,612	196	2,100	36	14,672
Consumer cyclical	11,081	289	609	5	10,756	10,659	165	1,026	0	9,798
Foreign agencies	2,854	81	211	0	2,724	3,952	123	289	0	3,786
Energy	11,663	278	771	0	11,170	11,488	181	1,166	0	10,503
Communications	6,878	281	570	60	6,529	6,556	160	898	14	5,804
Basic industry	6,945	178	526	3	6,594	6,746	103	780	2	6,067
Transportation	11,210	328	821	0	10,717	9,894	175	1,183	4	8,882
Technology	5,048	102	334	0	4,816	4,460	32	523	0	3,969
Industrial other	5,223	49	766	6	4,500	4,544	35	953	0	3,626
Total corporate securities	181,945	3,856	15,169	98	170,534	172,472	2,184	21,299	101	153,256
Foreign government(2)	71,145	3,878	5,170	54	69,799	73,638	4,490	5,316	0	72,812
Residential mortgage-backed(3)	2,305	22	190	0	2,137	2,481	28	215	0	2,294
Asset-backed	9,802	190	79	0	9,913	10,060	151	206	0	10,005
Commercial mortgage-backed	6,171	23	435	0	5,759	7,331	18	521	0	6,828
U.S. Government	21,434	1,072	3,402	0	19,104	24,857	1,089	3,482	0	22,464
State & Municipal	8,223	248	439	0	8,032	9,725	226	690	0	9,261
Total fixed maturities, available-for-sale	$301,025	$9,289	$24,884	$152	$285,278	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2023 and 2022, based on amortized cost, 88% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 5% of the balance.
(3)As of December 31, 2023 and 2022, based on amortized cost, 100% and 99% were rated A or higher, respectively.

The change in net unrealized losses from December 31, 2022 to December 31, 2023 was primarily due to credit spreads tightening.

In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which is expected to be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio (amortized cost, net of allowance of $1,125 million) was reclassified to fixed maturities, available-for-sale and recorded at fair value, while the $126 million net unrealized gain on the portfolio was recorded in “Accumulated other comprehensive income” as of September 30, 2023.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	December 31, 2023					December 31, 2022
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$0	$0	$0	$0	$0	$430	$24	$0	$454	$2
Total corporate securities	0	0	0	0	0	430	24	0	454	2
Foreign government(2)	0	0	0	0	0	725	128	0	853	0
Residential mortgage-backed(3)	0	0	0	0	0	143	5	0	148	0
Total fixed maturities, held-to-maturity	$0	$0	$0	$0	$0	$1,298	$157	$0	$1,455	$2
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

Ratings assigned by nationally recognized rating agencies include S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or, if these are not available, an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2023					December 31, 2022
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$202,483	$6,954	$17,548	$1	$191,888	$206,050	$7,044	$20,290	$0	$192,804
2	80,899	1,929	6,494	0	76,334	76,161	940	9,519	0	67,582
Subtotal High or Highest Quality Securities(4)	283,382	8,883	24,042	1	268,222	282,211	7,984	29,809	0	260,386
3	10,579	273	500	5	10,347	10,938	104	1,163	0	9,879
4	4,920	78	189	55	4,754	5,016	50	435	1	4,630
5	1,762	34	132	10	1,654	1,921	17	258	24	1,656
6	382	21	21	81	301	478	31	64	76	369
Subtotal Other Securities(5)(6)	17,643	406	842	151	17,056	18,353	202	1,920	101	16,534
Total fixed maturities, available-for-sale	$301,025	$9,289	$24,884	$152	$285,278	$300,564	$8,186	$31,729	$101	$276,920
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2023 and 2022, includes 639 securities with amortized cost of $7,242 million (fair value, $7,227 million) and 422 securities with amortized cost of $4,836 million (fair value, $4,610 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2023, includes gross unrealized losses of $418 million on public fixed maturities and $424 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2022, includes gross unrealized losses of $1,116 million on public fixed maturities and $804 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2023, includes $225,007 million of public fixed maturities and $58,375 million of private fixed maturities and, as of December 31, 2022, includes $229,327 million of public fixed maturities and $52,884 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2023, includes $7,705 million of public fixed maturities and $9,938 million of private fixed maturities and, as of December 31, 2022, includes $8,710 million of public fixed maturities and $9,643 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2023, securities considered below investment grade based on low issue composite ratings total $15,132 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2023					December 31, 2022
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$0	$0	$0	$0	$0	$1,217	$153	$0	$1,370	$1
2	0	0	0	0	0	81	4	0	85	1
Subtotal High or Highest Quality Securities(3)	0	0	0	0	0	1,298	157	0	1,455	2
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$0	$0	$0	$0	$0	$1,298	$157	$0	$1,455	$2
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2022, there were less than $1 million gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.

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

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2023				December 31, 2022
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,452	$5,526	$4,695	$4,443	$7,078	$7,070	$7,320	$6,817
AA	3,327	3,314	1,475	1,315	2,741	2,660	0	0
A	814	816	1	1	162	151	2	2
BBB	68	70	0	0	20	20	9	9
BB and below	141	187	0	0	59	104	0	0
Total(4)	$9,802	$9,913	$6,171	$5,759	$10,060	$10,005	$7,331	$6,828
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes collateralized loan obligations (“CLOs”), and credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of December 31, 2023 and 2022, based on amortized cost, 100% and 99% were securities with vintages of 2013 or later, respectively.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2023		December 31, 2022
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$4,747	$4,831	$6,132	$6,143
AA	2,968	2,967	2,687	2,606
A	14	13	13	12
BBB	15	14	15	13
BB and below	11	11	11	9
Total(2)(3)	$7,755	$7,836	$8,858	$8,783
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both December 31, 2023 and 2022.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2023	December 31, 2022
	(in millions)
Commercial mortgage and agricultural property loans	$50,809	$48,240
Uncollateralized loans	425	463
Residential property loans	30	43
Other collateralized loans	125	108
Total recorded investment gross of allowance(1)	51,389	48,854
Allowance for credit losses	(372)	(172)
Total net commercial mortgage and other loans	$51,017	$48,682
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both December 31, 2023 and 2022.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,538	36.5%	$17,509	36.3%
South Atlantic	7,340	14.3	7,642	15.8
Middle Atlantic	5,681	11.2	5,364	11.1
East North Central	2,668	5.3	2,587	5.4
West South Central	5,762	11.3	5,091	10.6
Mountain	2,516	5.0	2,025	4.2
New England	1,248	2.5	1,286	2.7
West North Central	503	1.0	485	1.0
East South Central	1,229	2.4	1,247	2.6
Subtotal-U.S.	45,485	89.5	43,236	89.7
Europe	3,498	6.9	3,157	6.5
Asia	773	1.5	789	1.6
Other	1,053	2.1	1,058	2.2
Total commercial mortgage and agricultural property loans	$50,809	100.0%	$48,240	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	December 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$13,754	27.1%	$11,853	24.6%
Retail	4,323	8.5	4,800	10.0
Office	7,059	13.9	7,568	15.7
Apartments/Multi-Family	14,296	28.1	13,503	28.0
Agricultural properties	6,051	11.9	5,587	11.5
Hospitality	1,805	3.6	1,733	3.6
Other	3,521	6.9	3,196	6.6
Total commercial mortgage and agricultural property loans	$50,809	100.0%	$48,240	100.0%

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

As of December 31, 2023, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.46 times and a weighted-average loan-to-value ratio of 58%. As of December 31, 2023, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2023, the weighted-average debt service coverage ratio was 1.70 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.6 billion and $2.4 billion of such loans as of December 31, 2023 and 2022, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2023 and 2022, there were $1 million and less than $1 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2023
	Debt Service Coverage Ratio
Loan-to-Value Ratio	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
	(in millions)
0%-59.99%	$26,776	$510	$149	$27,435
60%-69.99%	13,598	463	90	14,151
70%-79.99%	4,770	466	632	5,868
80% or greater	1,680	854	821	3,355
Total commercial mortgage and agricultural property loans	$46,824	$2,293	$1,692	$50,809

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2023
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2023	$5,571	11.0%
2022	4,618	9.1
2021	7,358	14.5
2020	3,567	7.0
2019	6,461	12.7
2018	6,123	12.0
2017	4,207	8.3
2016 & Prior	12,871	25.3
Revolving Loans	33	0.1
Total commercial mortgage and agricultural property loans	$50,809	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2023
Vintage	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2024	$2,971	5.8%
Maturing in 2025	6,066	11.7
Maturing in 2026	5,529	10.8
Maturing in 2027	5,146	10.0
Maturing in 2028	7,279	14.2
Maturing in 2029	5,281	10.3
Maturing in 2030	4,249	8.3
Maturing in 2031	3,209	6.2
Maturing in 2032	2,906	5.7
Maturing in 2033	2,122	4.1
Maturing in 2034	1,159	2.3
Maturing in 2035 and beyond	5,472	10.6
Total commercial mortgage and other loans	$51,389	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2023	December 31, 2022
	(in millions)
Allowance, beginning of year	$172	$102
Addition to (release of) allowance for credit losses	227	66
Write-offs charged against allowance	(29)	0
Other	2	4
Allowance, end of period	$372	$172

The allowance for credit losses as of December 31, 2023 increased compared to December 31, 2022, primarily related to increases in the portfolio reserve to reflect declining market conditions and increases in loan specific reserves within the office sector.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual Funds	$932	$697	$11	$1,618	$759	$433	$2	$1,190
Other Common Stocks	3,056	971	43	3,984	2,581	921	87	3,415
Non-redeemable Preferred Stocks	39	42	19	62	30	41	5	66
Total equity securities, at fair value	$4,027	$1,710	$73	$5,664	$3,370	$1,395	$94	$4,671

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $336 million and $(477) million during the year ended December 31, 2023 and 2022, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2023	December 31, 2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,261	$5,760
Hedge funds	2,440	2,420
Real estate-related	1,703	1,763
Subtotal equity method	11,404	9,943
Fair value:
Private equity	785	909
Hedge funds	1,050	1,000
Real estate-related	147	37
Subtotal fair value	1,982	1,946
Total LPs/LLCs	13,386	11,889
Real estate held through direct ownership(1)	591	705
Derivative instruments	(193)	21
Other(2)	739	662
Total other invested assets	$14,523	$13,277
__________
(1)As of December 31, 2023 and 2022, real estate held through direct ownership had mortgage debt of $158 million and $208 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, strategic investments made by investment management, member activity stock held in the Federal Home Loan Bank of New York and leveraged leases. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements.

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

	December 31, 2023	December 31, 2022
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$557	$523
Private, available-for-sale, at fair value	0	205
Fixed maturities, trading, at fair value(1)	1,005	213
Equity securities, at fair value	608	746
Commercial mortgage and other loans, at book value(2)	519	137
Other invested assets	3,819	3,568
Short-term investments	13	18
Total investments	$6,521	$5,410
__________
(1)As of December 31, 2023 and 2022, balances include investments in CLOs with fair value of $298 million and $294 million, respectively.
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

From the beginning of 2023 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February 2023, we issued $500 million of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $500 million of junior subordinated notes due in 2044.

•In March, we augmented our alternative sources of liquidity by entering into facility agreements with two Delaware trusts, pursuant to which Prudential Financial may issue and sell to the trusts at any time over a pre-determined period up to $1.5 billion of senior notes and receive in exchange a corresponding amount of U.S. Treasury securities. The first facility agreement expires in 2033 and the second facility agreement expires in 2053. These facility agreements are similar to our existing facility agreement for up to $1.5 billion that expires in 2030.

•In May, we entered into an agreement with AuguStar to reinsure approximately $10 billion of account values of our PDI traditional variable annuity contracts issued by Pruco Life Insurance Company, a wholly-owned subsidiary of Prudential Financial, resulting in proceeds of approximately $650 million, which includes a statutory capital release, release of reserves, and ceding commission received, net of taxes. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 15 to the Consolidated Financial Statements for additional information.

•In May, Prudential Financial received $900 million resulting from a policy loan transaction through our irrevocable trust, commonly referred to as a “rabbi trust,” that was created to support certain non-qualified retirement plans. For additional information regarding the rabbi trust, see Note 19 to the Consolidated Financial Statements.

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

•In September, we acquired a 20% interest in Prismic, a newly-launched Bermuda limited partnership, and entered into an agreement with its subsidiary, Prismic Re, to reinsure approximately $9 billion of reserves for structured settlement annuities contracts issued by PICA.

•In November, we redeemed $1.5 billion of trust securities issued by a Delaware trust upon the expiration of a ten-year put option agreement with the trust.

•In February 2024, we announced that the Company will redeem, in full, $500 million in aggregate principal amount of 5.20% junior subordinated notes due in 2044.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2023, the Company had $47.3 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2023	2022
	(in millions)
Equity(1)	$34,324	$34,399
Junior subordinated debt (including hybrid securities)	8,094	9,094
Other capital debt	4,869	4,977
Total capital	$47,287	$48,470
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

Although not yet filed, we expect the RBC ratios for PICA and our other domestic insurance subsidiaries as of December 31, 2023 to continue to be above target levels that would support “AA” financial strength ratings.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2023, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	762%
Gibraltar Life consolidated(2)	887%

__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2023.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For information regarding the NAIC’s August 2023 adoption of changes to the treatment of negative interest maintenance reserves, see “Item 1. Business—Regulation.” For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In February 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to an aggregate of $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023. We utilized the entirety of this $1.0 billion share repurchase authorization in 2023. In December 2023, the Board authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2023 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly Period Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2023	$1.25	$458	2.6	$250
September 30, 2023	$1.25	$461	2.6	$250
June 30, 2023	$1.25	$463	3.0	$250
March 31, 2023	$1.25	$468	2.7	$250

	Dividend Amount		Shares Repurchased
Year Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2023	$5.00	$1,850	10.9	$1,000
December 31, 2022	$4.80	$1,822	14.5	$1,500
December 31, 2021	$4.60	$1,821	24.5	$2,500
December 31, 2020	$4.40	$1,769	6.7	$500
December 31, 2019	$4.00	$1,644	27.2	$2,500

In addition, on February 6, 2024, Prudential Financial’s Board of Directors declared a cash dividend of $1.30 per share of Common Stock, payable on March 14, 2024 to shareholders of record as of February 20, 2024.

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

As of December 31, 2023, Prudential Financial had highly liquid assets with a carrying value totaling $4,570 million, a decrease of $843 million from December 31, 2022. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,095 million as of December 31, 2023, a decrease of $440 million from December 31, 2022.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in millions)
Highly Liquid Assets, beginning of period	$4,535	$3,553
Dividends and/or returns of capital from subsidiaries(1)	4,636	1,584
Affiliated loans/(borrowings) - (capital activities)	604	(417)
Capital contributions to subsidiaries(2)	(1,651)	(2,527)
Total Business Capital Activity	3,589	(1,360)
Share repurchases(3)	(1,012)	(1,488)
Common Stock dividends(4)	(1,846)	(1,817)
Business dispositions(5)	0	4,481
Total Share Repurchases, Dividends and Business Disposition Activity	(2,858)	1,176
Proceeds from the issuance of debt	495	2,474
Repayments of debt	(1,514)	(1,005)
Total Debt Activity	(1,019)	1,469
Net interest expense	(880)	(723)
Affiliated (borrowings)/loans - (operating activities)(6)	726	110
Other, net(7)	2	310
Total Other Activity	(152)	(303)
Net increase (decrease) in highly liquid assets	(440)	982
Highly Liquid Assets, end of period	$4,095	$4,535
__________
(1)2023 includes $3,100 million from PICA, $900 million from a rabbi trust, $548 million from international insurance subsidiaries (including $332 million in the form of in-kind dividends), $66 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company, and $4 million from other subsidiaries. 2022 includes $1,313 million from international insurance subsidiaries, $156 million from PGIM subsidiaries, $74 million from Prudential Annuities Holding Company, and $41 million from other subsidiaries. See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by subsidiary.
(2)2023 includes capital contributions of $829 million to PGIM subsidiaries (of which $401 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $705 million to international insurance subsidiaries and $117 million to other subsidiaries. 2022 includes capital contributions of $1,000 million to PICA, $780 million to an international reinsurance subsidiary, $487 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2022 includes proceeds and capital releases related to the sales of the Full Service Retirement business and PALAC.
(6)Represents loans to and from affiliated subsidiaries to support business operating needs.
(7)2023 includes $267 million of proceeds from stock-based compensation and exercise of stock options, $246 million from internal affiliated settlements and $(554) million for net income tax payments. 2022 includes $317 million of proceeds from stock-based compensation and exercise of stock options and $231 million for net income tax receipts.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2023, Prudential Financial received dividends of $3,100 million from PICA and $18 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During 2023, Prudential Financial received dividends of $548 million from its international insurance subsidiaries, which includes $332 million of in-kind dividends in the form of extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2023, Prudential Financial received dividends and returns of capital of $900 million from a rabbi trust, $66 million from PGIM subsidiaries and $4 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay Common Stock dividends based on calculations specified by Japanese insurance business law. Dividends in excess of these amounts and other forms of capital distribution may require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2024, after which time the Common Stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

See Note 20 to the Consolidated Financial Statements for information regarding specific dividend restrictions.

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

Domestic insurance operations. In managing the liquidity of our domestic insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers. The following table sets forth the liabilities for market risk benefits, future policy benefits and policyholders’ account balances of certain of our domestic insurance subsidiaries as of the dates indicated:

	December 31,
	2023	2022
	(in billions)
PICA	$226.7	$221.3
PLIC	47.4	48.3
Pruco Life	78.8	66.6
Other(1)	(84.9)	(81.3)
Total market risk benefits, future policy benefits and policyholders’ account balances(2)(3)	$268.0	$254.9
__________
(1)Includes the impact of intercompany eliminations.
(2)Amounts are reflected gross of affiliated reinsurance recoverables.
(3)See Note 13 to the Consolidated Financial Statements for information regarding cash surrender values associated with policyholders’ account balances.

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

Gross account withdrawals for our domestic insurance operations’ products in 2023 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

International insurance operations. As with our domestic operations, in managing the liquidity of our international insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the liabilities for market risk benefits, future policy benefits and policyholders’ account balances of certain of our international insurance subsidiaries as of the dates indicated:

	December 31,
	2023	2022
	(in billions)
Prudential of Japan(1)	$63.8	$59.7
Gibraltar Life(2)	106.2	102.4
Other international insurance subsidiaries, excluding Japan	3.5	2.7
Other(3)	(17.7)	(17.2)
Total market risk benefits, future policy benefits and policyholders’ account balances(4)(5)	$155.8	$147.6

__________
(1)As of December 31, 2023 and 2022, $21.0 billion and $18.3 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2023 and 2022, $4.0 billion and $2.4 billion, respectively, of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re, a Bermuda-based reinsurance affiliate, and primarily supported by yen- and U.S. dollar-denominated assets.
(2)Includes PGFL. As of December 31, 2023 and 2022, $6.7 billion and $6.1 billion, respectively, of the insurance-related liabilities for PGFL are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2023 and 2022, $17.3 billion and $10.9 billion, respectively, of the insurance-related liabilities for Gibraltar Life are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and U.S. dollar-denominated assets.
(3)Reflects the impact of intercompany eliminations.
(4)Amounts are reflected gross of affiliated reinsurance recoverables.
(5)See Note 13 to the Consolidated Financial Statements for information regarding cash surrender values associated with policyholders’ account balances.

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

Prudential of Japan and Gibraltar Life sell U.S. dollar denominated investment contracts with a market value adjustment feature to mitigate the profitability impact for surrenders, as these contracts may be subject to increased surrenders should the yen depreciate or if interest rates in the U.S. decline relative to Japan. As of December 31, 2023, products with a market value adjustment feature represented $31.0 billion of our Japan operations’ insurance-related liabilities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2023
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$7.0	$1.3	$2.5	$10.8	$8.3
Fixed maturity investments(2):
High or highest quality	109.4	27.6	26.6	163.6	155.9
Other than high or highest quality	7.6	2.7	2.3	12.6	12.2
Subtotal	117.0	30.3	28.9	176.2	168.1
Public equity securities, at fair value	1.4	1.9	0.8	4.1	3.0
Total	$125.4	$33.5	$32.2	$191.1	$179.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2023
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2022
	(in billions)
Cash and short-term investments	$0.9	$3.7	$2.1	$6.7	$1.1
Fixed maturity investments(3):
High or highest quality(4)	31.7	61.7	18.4	111.8	108.8
Other than high or highest quality	0.3	0.6	3.3	4.2	4.0
Subtotal	32.0	62.3	21.7	116.0	112.8
Public equity securities	2.6	1.2	0.1	3.9	3.8
Total	$35.5	$67.2	$23.9	$126.6	$117.7
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2023, $76.1 billion, or 68%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of December 31, 2023, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy were in a net post position of $13.0 billion compared to a net post position of $11.8 billion as of December 31, 2022. The change in collateral position was primarily driven by the impact of higher interest rates and equity market appreciation.

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

	Year Ended December 31,
Cash Settlements Received (Paid):	2023	2022
	(in millions)
Internal Hedges(1)	$1,176	$691
External Hedges(2)(5)	(525)	31
Total Cash Settlements	$651	$722

	As of December 31,
Assets (Liabilities):	2023	2022
	(in millions)
Internal Hedges(1)	$875	$1,229
External Hedges(3)(5)	134	(132)
Total Assets (Liabilities)(4)	$1,009	$1,097
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $37 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and $13 million, primarily denominated in Chilean peso, Australian dollar and Brazilian real for the years ended December 31, 2023 and 2022, respectively.
(3)Includes non-yen related assets (liabilities) of $(74) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and $(19) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2023 and 2022, respectively.
(4)As of December 31, 2023, approximately $470 million, $272 million and $267 million of the net market values are scheduled to settle in 2024, 2025 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.
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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreements. In September 2023, as an additional source of liquidity, the Company entered into an agreement with Farmer Mac, under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2023			December 31, 2022
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$3,803	$2,253	$6,056	$3,548	$3,041	$6,589
Cash collateral for loaned securities	5,173	1,304	6,477	5,847	253	6,100
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$8,976	$3,557	$12,533	$9,395	$3,294	$12,689
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$8,217	$3,457	$11,674	$8,622	$3,189	$11,811
Weighted average maturity, in days(3)	8	4		17	5
__________
(1)The daily average outstanding balance for the years ended December 31, 2023 and 2022 was $8,993 million and $11,385 million, respectively, for PFI excluding the Closed Block division, and $3,178 million and $2,814 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of December 31, 2023, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $96.5 billion, of which $12.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2023, we believe approximately $11.5 billion of the remaining eligible assets are readily lendable, including approximately $9.2 billion relating to PFI excluding the Closed Block division, of which $2.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.3 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2023, total short-term and long-term debt of the Company on a consolidated basis was $19.5 billion, a decrease of $1.2 billion from December 31, 2022. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2023			December 31, 2022
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$510	$535	$25	$413	$438
Current portion of long-term debt	0	0	0	0	173	173
Other short-term debt	0	0	0	0	0	0
Subtotal	25	510	535	25	586	611
General obligation long-term debt:
Senior debt	10,112	0	10,112	10,115	0	10,115
Junior subordinated debt	8,050	44	8,094	9,047	47	9,094
Surplus notes(1)	0	346	346	0	345	345
Subtotal	18,162	390	18,552	19,162	392	19,554
Total general obligations	18,187	900	19,087	19,187	978	20,165
Limited and non-recourse borrowings(2)
Short-term debt	0	0	0	0	9	9
Current portion of long-term debt	0	83	83	0	155	155
Long-term debt	0	330	330	0	354	354
Subtotal	0	413	413	0	518	518
Total borrowings	$18,187	$1,313	$19,500	$19,187	$1,496	$20,683
__________
(1)Amounts are net of assets under set-off arrangements of $12,370 million and $12,290 million as of December 31, 2023 and 2022, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $157 million and $208 million as of December 31, 2023 and 2022, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $255 million and $300 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 18 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $13.0 billion and $14.1 billion as of December 31, 2023 and 2022, respectively. Operating debt was $6.1 billion as of December 31, 2023 and 2022, and is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and Assurance IQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

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

Prudential Financial’s borrowings decreased $1.0 billion from December 31, 2022, primarily driven by $1.5 billion in debt redemptions, offset by $500 million in junior subordinated notes issuances. In February 2023, the Company issued $500 million in aggregate principal amount of 6.750% junior subordinated notes due in March 2053. In June 2023, the Company redeemed, in full, $1.5 billion in aggregate principal amount of 5.625% junior subordinated notes due in 2043. For additional information regarding long-term debt, see Note 18 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $183 million from December 31, 2022, due primarily to debt maturities of $173 million in current portion of long-term debt.

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

As of December 31, 2023, we had Credit-Linked Note Structures with an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding, as compared to an aggregate issuance capacity of $16,050 million, of which $14,070 million was outstanding, as of December 31, 2022.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2023:

	Surplus Notes		Outstanding as of December 31, 2023
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2024-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2024-2034	1,750	(2)	1,750
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,540		2,000
XXX	2018	2038	1,000		1,600
AXXX	2020	2032	2,100		2,700
Total Credit-Linked Note Structures			$13,820		$15,700
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $1,750 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of December 31, 2023, we also had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing $700 million of Regulation XXX and $1,900 million of Guideline AXXX non-economic reserves. In addition, as of December 31, 2023, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Off-Balance Sheet Arrangements

See additional information regarding off-balance sheet arrangements in Note 18 and other commitments in Note 25 to the Consolidated Financial Statements.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	12/15/2023	2/16/2024	11/22/2021	11/17/2023
Current outlook	Stable	Stable	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	NR
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
__________
* “NR” indicates not rated.
(1)A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “D (Poor).” A rating of A+ is the second highest of thirteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “c (Poor).” A.M. Best short-term credit ratings range from “AMB-1+,” which represents the strongest ability to repay short-term debt obligations, to “AMB-4 (Questionable).”
(2)Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “D (default).” A rating of AA- is the fourth highest of twenty-two rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (extremely strong)” to “D (default).”
(3)Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (highest quality)” to “C (lowest).” A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa (highest)” to “C (default).” Moody’s short-term ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)Fitch Ratings Inc., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of AA- is the fourth highest of twenty-one rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Short-term ratings range from “F1+ (highest credit quality)” to “D (default).”

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. AM Best, S&P, and Moody’s currently have a Stable outlook on the U.S. life insurance sector, while Fitch revised their outlook for the sector to Improving from Stable in November 2023.

For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals which, if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.

The following is a summary of the significant changes or actions in ratings and rating outlooks for the Company that have occurred from January 1, 2023, through the date of this filing:

•On November 17, 2023, Standard & Poor’s placed the outlook of Prudential Financial Inc.’s holding company ratings on Credit Watch Negative from Stable. This action was specific to the holding company. The ratings and outlooks for PICA and its subsidiaries remained unchanged.
•On February 16, 2024, Standard & Poor’s removed the Credit Watch Negative and affirmed Prudential Financial Inc.’s ratings with a Stable outlook.

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require PICA to either post collateral or a letter of credit in the amount of approximately $1.0 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for PICA.

Risk Management

Overview

We employ a risk governance structure, overseen by senior management and our Board and managed by Risk Management, to provide a common framework for: evaluating the risks embedded in and across our businesses and corporate centers; developing risk appetites; managing these risks; and identifying current and future risk challenges and opportunities. For a discussion of the risks of our businesses, see “Risk Factors.”

Risk Governance Framework

Prudential uses a Three Lines of Defense model of risk management in which the businesses are the primary, or first line, responsible for understanding, assessing, and taking steps to mitigate and manage risk. Each business has a risk governance structure that is supported by a common framework at the enterprise level.

While having different roles, responsibilities, and scope, Risk Management and Compliance together act as the second line, further strengthening Prudential’s management of risk by providing effective challenge, and oversight of management activities and testing and assessing the effectiveness of first line controls. Risk Management, led by the Chief Risk Officer, oversees these risks under the guidance of the Executive Risk Committee (“ERC”) and Enterprise Risk Management Council (“ERMC”). Additionally, Risk Management works with Prudential’s businesses and corporate centers to identify, monitor and manage risks that Prudential may face.

The Audit Department acts as the third line of defense through monitoring and testing to assure that the other lines of defense (first in the business and second in Risk and Compliance) are well-designed and operating as intended. Processes are optimized across Prudential’s Three Lines of Defense to strengthen how risk management is performed across the Prudential enterprise while continuing to fulfill the individual mandates of each of the three control functions.

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
•Finance Committee: liquidity risk and risk involving our capital and liquidity management, the incurrence and repayment of borrowings, the capital structure of the Company, funding of benefit plans and statutory insurance reserves. The Finance Committee oversees our capital plan and receives regular updates on the sources and uses of capital relative to plan, as well as on our Risk Appetite Framework; and
•Investment Committee: investment risk, market risk, and review of investment performance and risk positions. The Investment Committee approves investment and market risk limits based on asset class, issuer, credit quality and geography.

Management Oversight

Our primary risk management committee is the ERC. The ERC is chaired by our Chief Risk Officer and otherwise consists of the Vice Chairman, Head of U.S. Businesses, Head of International Businesses and PGIM, General Counsel, Chief Financial Officer, Chief Investment Officer, Chief Information Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC oversees the Company’s risk management framework, including the identification, assessment, monitoring and management of risks and how those risks align with the Company’s loss absorption resources. The primary focus of the ERC is the critical analysis of significant quantitative and qualitative risks and the appropriateness and alignment of those risks to the defined risk appetite of the Company.

The ERC is supported by the ERMC, which is also chaired by our Chief Risk Officer and provides a forum for corporate and functional leaders and technical subject matter experts to review and advise decision makers on financial and non-financial risk matters that are of Enterprise significance, providing transparency into the Company’s overall risk profile, assumptions and methodologies used to measure risk exposure and strategies and practices for mitigating risks.

In addition, each of our businesses and corporate centers have forums for leaders to identify, assess, and monitor risk and exposure issues and to review new business activities and initiatives.

Risk Management Oversight

Risk Management manages the risk management framework. The function operates independently and is responsible for recommending policies, limits and standards for all risks. Risk Management oversees these risks under the guidance of the ERC and ERMC. Additionally, Risk Management works with our businesses and corporate areas to identify, monitor and manage risks. The Risk Management infrastructure is generally aligned by risk type (investment, market, liquidity, insurance, model, and operational), with certain groups within Risk Management working across risk types.

Risk Identification

Prudential relies on a combination of activities to ensure that all material risks have been identified and managed as appropriate. The Company conducts risk identification through several processes at the business unit, corporate, senior management, and Board levels to provide a “top-down” and “bottom-up” three-dimensional view of risk. Prudential has developed a comprehensive understanding of the risks to its business, both financial and non-financial, and their interdependencies. A risk can have an impact at the product, business, and enterprise levels, and all these considerations and their range of outcomes through a variety of stresses are the focus of Risk Management as well as the enterprise.

•Business Activities: Each business has a forum that allows senior leaders to discuss and evaluate current, new, and emerging risks in their own operations. Businesses are accountable for identifying and managing top risks through the risk governance structure.
•Corporate Center Activities: The corporate centers review the results of the business activities and examine risks from an enterprise view across businesses under normal and stressed conditions. As a result, the corporate centers, particularly Risk Management, use several processes and activities to identify and assess the risks of the Company. Corporate centers manage key risks and initiatives through existing senior leadership team structures.
•Senior Management and the Board: Senior management plays a critical role in reviewing the risk profile of the Company, including identifying impacts to the business strategy and risks in any new strategies under consideration.

These risks are discussed with PFI’s Operating Committee or the ERC as appropriate, and with the Board if significant. As discussed above, the Board oversees the Company’s risk profile and management’s processes for assessing and managing risk, both as a full Board and through its committees.

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

Additionally, the Risk Appetite Framework contains qualitative risk appetite statements that helps the Company understand and manage risks that are not easily quantifiable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.

For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see “Item 1A. Risk Factors” above. For additional information regarding the overall management of our general account investments and our asset mix strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Management of Investments” above. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or by controlling the “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2023 and 2022. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$327,000	$(31,628)		$316,070	$(30,524)
Commercial mortgage and other loans		56,171	(2,275)		52,479	(2,300)
Derivatives with interest rate risk:
Swaps	$276,414	(11,980)	(3,768)	$268,764	(8,565)	(3,631)
Futures	11,120	(20)	(460)	19,452	(12)	(309)
Options	85,760	(777)	(166)	49,351	(938)	241
Forwards	36,112	(116)	(125)	38,899	(581)	(185)
Synthetic GICs	78,009	0	(9)	84,338	0	(6)
Indexed universal life contracts		(1,348)	169		(986)	190
Indexed annuity contracts		(6,404)	(645)		(2,506)	(457)
Total embedded derivatives(2)		(7,752)	(476)		(3,492)	(267)
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		18,886	3,026		19,441	3,091
Policyholders’ account balances—investment contracts		68,883	2,786		66,602	1,944
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		192,302	25,711		182,304	28,942
Market risk benefits(5)		3,486	2,113		5,064	2,440
Net estimated potential loss			$(5,271)			$(564)
__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $316 billion and $308 billion as of December 31, 2023 and 2022, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(3)Excludes approximately $155 billion and $144 billion as of December 31, 2023 and 2022, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(5)Amounts reported net of third-party reinsurance.

Under U.S. GAAP, the fair value of the MRBs and embedded derivatives for certain features associated with indexed universal life and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits (“MRBs”)” above.

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as MRBs and related derivatives used to hedge the changes in fair value of these MRBs, see “Market Risk Related to Certain Variable Annuity Products” below. For information regarding the impacts of changes in the interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Impact of Changes in the Interest Rate Environment” above.

Market Risk Related to Equity Prices

We have exposure to equity risk through asset/liability mismatches, including our investments in equity securities held in our general account investment portfolio and unhedged exposure in our insurance liabilities, principally related to certain variable annuity living benefit feature MRBs. Our equity-based derivatives primarily hedge the equity risk embedded in these living benefit feature MRBs. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•Asset-based fees earned on assets under management or contractholder account value; and
•Net exposure to the guarantees provided under certain products.

We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices.

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2023 and 2022. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$10,282	$(1,028)		$9,049	$(905)
Equity-based derivatives(2)	$61,701	(441)	(679)	$51,501	(961)	(73)
Indexed universal life contracts		(1,348)	21		(986)	24
Indexed annuity contracts		(6,404)	1,388		(2,506)	841
Total embedded derivatives(2)(3)		(7,752)	1,409		(3,492)	865
Market risk benefits(4)		3,486	(1,069)		5,064	(1,026)
Net estimated potential loss			$(1,367)			$(1,139)
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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2023 and 2022. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2023		As of December 31, 2022
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$3,808	$381	$3,797	$380

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

Additionally, our derivatives include embedded derivative instruments associated with the index-linked features of certain universal life and annuity products, and reinsurance with funds withheld arrangements. For additional information regarding our derivative activities, see Note 5 to the Consolidated Financial Statements.

Market Risk Related to Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, market volatility and actuarial assumptions. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of product design features, such as an automatic rebalancing feature and/or inclusion in our ALM strategy. In addition, we may also utilize external reinsurance as a form of additional risk mitigation. Our guaranteed living and death benefit features on variable annuities are accounted for as MRBs and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the MRBs and the related derivatives used to hedge the changes in fair value of these MRBs are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.

For additional information regarding our risk management strategies, including our ALM strategy and product design features, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance and investment contracts in 2023.

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

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 6, 12 and 14 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2023, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $1.98 billion and for market risk benefit liabilities was $5.47 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 12. As of December 31, 2023, the additional insurance reserve was $14.31 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain annuity and life products that are accounted for as market risk benefits and those that are included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management when determining the valuation model for the benefit features accounted for as market risk benefits due to the lack of an observable market for these guarantees and when developing the aforementioned significant assumptions for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s model for market risk benefits recorded at fair value and the aforementioned assumptions used by management in the valuation of the liabilities for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain annuity and life products included in market risk benefits and the liability for future policy benefits, including controls over the model for the benefit features accounted for as market risk benefits and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves. These procedures also included, among others, (i) testing management’s process for determining the valuation of guaranteed benefit features associated with certain annuity and life products included in market risk benefits and the liability for future policy benefits, (ii) the use of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of management’s model for market risk benefits recorded at fair value and (b) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Adoption of the New Accounting Standard for Long-Duration Insurance Contracts (“LDTI”)

As described above and in Notes 1, 2, and 6 to the consolidated financial statements, the Company adopted the new LDTI standard, effective January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs (DAC) and related balances, and using the retrospective transition method for market risk benefits. Management applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance. As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to retained earnings of $2.6 billion, and a decrease to accumulated other comprehensive income (AOCI) of $42.4 billion. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to retained earnings of $1.7 billion and an increase to AOCI of $16.0 billion. The adjustments to prior period amounts resulted in a decrease to net income of $0.2 billion and an increase of $1.1 billion for the years ended December 31, 2022 and 2021, respectively. The adjustments as of January 1, 2021 and for the years ended December 31, 2022 and 2021 primarily include the remeasuring of in-force contract liabilities using a discount rate based on upper-medium grade fixed income instrument yields as reported in future policy benefits, and the market risk benefits. The liability for future policy benefits represents the present value of expected future policy benefits and related non-level claim settlement expenses less the present value of expected future net premiums. The discount rate assumptions are based on upper-medium grade fixed income instrument yields, which are updated each quarter with the impact recorded through other comprehensive income. The methodology used in constructing the discount rate curve used to calculate this liability is intended to be reflective of the characteristics of the applicable insurance liabilities, maximizing the use of relevant observable information and minimizing the use of unobservable information in determining the discount rate assumptions. The valuation for market risk benefits is calculated by management using an internally-developed model with option pricing techniques. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates (collectively, the significant market risk benefit assumptions).

The principal considerations for our determination that performing procedures relating to the adoption of the new accounting standard for LDTI is a critical audit matter are (i) the significant judgment by management when adopting the LDTI standard and determining the adjustments as of January 1, 2021 and for the years ended December 31, 2022 and 2021, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management’s discount rate methodology and development of the discount rate curve used in determining the liability for future policy benefits, and (b) the fair value measurement framework, the valuation model and management’s significant market risk benefits assumptions used in determining the fair value of market risk benefits in connection with adopting the new standard, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of the new accounting standard for LDTI, including controls over determining the transition date adjustments and transition period adjustments. These procedures also included, among others, (i) evaluating management’s process for adopting the LDTI standard and for determining the adjustments as of January 1, 2021 and for the years ended December 31, 2022 and 2021, (ii) testing the relevance and reliability of the external data used by management to develop the discount rate curve, (iii) evaluating whether the discount rate curve and the significant market risk benefits assumptions are accurately reflected in the respective models, (iv) testing the completeness and accuracy of the data used by management to develop and update the significant market risk benefit assumptions, and (v) the use of professionals with specialized skill and knowledge to assist in evaluating, based on the consideration of the Company’s historical and actual experience, industry trends, and market conditions, as applicable, (a) the appropriateness of the discount rate methodology and the reasonableness of the discount rate curve, and (b) the appropriateness of the fair value framework, the appropriateness of management’s models and the reasonableness of the significant market risk benefit assumptions used to determine the fair value of market risk benefits in connection with adopting the new standard.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 21, 2024

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2023 and 2022 (in millions, except share amounts)

	2023	2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023-$160; 2022-$138) (amortized cost: 2023-$334,598; 2022-$335,447)(1)	$316,321	$307,719
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2023-$0; 2022-$2) (fair value: 2023-$0; 2022-$1,455)(1)	0	1,296
Fixed maturities, trading, at fair value (amortized cost: 2023-$10,624; 2022-$7,303)(1)	9,790	5,951
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	2,844
Equity securities, at fair value (cost: 2023-$5,786; 2022-$5,306)(1)	8,242	7,150
Commercial mortgage and other loans (net of $460 and $203 allowance for credit losses; includes $519 and $137 of loans measured at fair value under the fair value option at December 31, 2023 and 2022, respectively)(1)	59,305	56,745
Policy loans	10,047	10,046
Other invested assets (net of $1 and $1 allowance for credit losses; includes $6,074 and $5,682 of assets measured at fair value at December 31, 2023 and 2022, respectively)(1)	22,855	21,099
Short-term investments (net of allowance for credit losses: 2023-$0; 2022-$6)	5,005	4,591
Total investments	434,733	417,441
Cash and cash equivalents(1)	19,419	17,251
Accrued investment income(1)	3,287	3,012
Deferred policy acquisition costs(2)	20,856	20,546
Value of business acquired(2)	530	621
Market risk benefit assets(2)	1,981	800
Reinsurance recoverables and deposit receivables (net of $12 and $15 allowance for credit losses; includes $149 and $38 of embedded derivatives at fair value at December 31, 2023 and 2022, respectively)(2)(3)(4)	27,311	18,993
Income tax assets	939	0
Other assets (net of $3 and $11 allowance for credit losses; includes $11 and $11 of assets at fair value at December 31, 2023 and 2022, respectively)(1)(2)(3)(4)	13,179	12,686
Separate account assets	198,888	197,679
TOTAL ASSETS	$721,123	$689,029
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits(2)	$273,281	$261,773
Policyholders’ account balances(2)	147,018	135,624
Market risk benefit liabilities(2)	5,467	5,864
Policyholders’ dividends	1,475	694
Securities sold under agreements to repurchase	6,056	6,589
Cash collateral for loaned securities	6,477	6,100
Reinsurance and funds withheld payables (includes $490 and $(31) of embedded derivatives at fair value at December 31, 2023 and 2022, respectively)(2)(3)(4)	15,729	5,733
Income tax liabilities(2)	0	277
Short-term debt	618	775
Long-term debt	18,882	19,908
Other liabilities (includes $15 and $18 allowance for credit losses and $4,175 and $3,056 of derivatives at fair value at December 31, 2023 and 2022, respectively)(1)(2)(4)	16,071	15,720
Notes issued by consolidated variable interest entities (includes $778 and $0 measured at fair value under the fair value option at December 31, 2023 and 2022, respectively) (1)	1,374	374
Separate account liabilities	198,888	197,679
Total liabilities	691,336	657,110
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 25)
MEZZANINE EQUITY
Redeemable noncontrolling interests(4)	524	371
Total mezzanine equity	524	371
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2023 and 2022)	6	6
Additional paid-in capital	25,746	25,747
Common Stock held in treasury, at cost (307,089,216 and 300,342,458 shares at December 31, 2023 and 2022, respectively)	(23,780)	(23,068)
Accumulated other comprehensive income (loss)(2)(3)	(6,504)	(3,806)
Retained earnings(2)	32,352	31,714
Total Prudential Financial, Inc. equity	27,820	30,593
Noncontrolling interests	1,443	955
Total equity	29,263	31,548
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$721,123	$689,029
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(3)See Note 24 for additional information regarding related party transactions.
(4)Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2023, 2022 and 2021 (in millions, except per share amounts)

	2023	2022	2021
REVENUES
Premiums (includes 2023-$323, 2022-$(377) and 2021-$(249) of gains (losses) from changes in estimates on deferred profit liability amortization)(1)(2)	$27,364	$36,475	$33,950
Policy charges and fee income(1)	4,527	4,615	5,433
Net investment income	17,865	16,037	18,287
Asset management and service fees(2)	3,717	4,062	4,901
Other income (loss)(1)(2)	4,065	608	2,964
Realized investment gains (losses), net(1)(2)	(3,615)	(4,507)	2,115
Change in value of market risk benefits, net of related hedging gains (losses)(1)	56	(409)	3,597
Total revenues	53,979	56,881	71,247
BENEFITS AND EXPENSES
Policyholders’ benefits(1)(2)	30,931	40,816	37,991
Change in estimates of liability for future policy benefits(1)(2)	337	654	(35)
Interest credited to policyholders’ account balances(1)	3,983	2,193	3,431
Dividends to policyholders	1,069	198	2,874
Amortization of deferred policy acquisition costs(1)	1,459	1,433	1,482
Goodwill impairment	177	903	1,060
General and administrative expenses(1)(2)	12,951	12,576	13,609
Total benefits and expenses	50,907	58,773	60,412
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,072	(1,892)	10,835
Total income tax expense (benefit)(1)	613	(279)	1,995
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,459	(1,613)	8,840
Equity in earnings of operating joint ventures, net of taxes	49	(62)	98
NET INCOME (LOSS)	2,508	(1,675)	8,938
Less: Income (loss) attributable to noncontrolling interests	20	(28)	70
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,488	$(1,647)	$8,868
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$6.76	$(4.49)	$22.56
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$6.74	$(4.49)	$22.40
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021 (in millions)

	2023	2022	2021
NET INCOME (LOSS)	$2,508	$(1,675)	$8,938
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period(1)	(264)	(1,131)	(1,101)
Net unrealized investment gains (losses)(1)	6,219	(55,845)	(14,953)
Interest rate remeasurement of future policy benefits(1)(2)	(8,770)	63,643	18,941
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(693)	938	(693)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(27)	636	1,107
Total	(3,535)	8,241	3,301
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(837)	2,555	1,151
Other comprehensive income (loss), net of taxes	(2,698)	5,686	2,150
Comprehensive income (loss)	(190)	4,011	11,088
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	(29)	55
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(210)	$4,040	$11,033
__________
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Cumulative effect of adoption of accounting changes(1)			(2,613)		(42,396)	(45,009)		(45,009)
Common Stock acquired				(2,500)		(2,500)		(2,500)
Contributions from noncontrolling interests							85	85
Distributions to noncontrolling interests							(75)	(75)
Consolidations/(deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		148		314		462		462
Dividends declared on Common Stock			(1,821)			(1,821)		(1,821)
Comprehensive income:
Net income (loss)			8,868			8,868	70	8,938
Other comprehensive income (loss), net of tax					2,165	2,165	(15)	2,150
Total comprehensive income (loss)						11,033	55	11,088
Balance, December 31, 2021(2)	6	25,732	35,183	(21,838)	(9,493)	29,590	732	30,322
Common Stock acquired				(1,500)		(1,500)		(1,500)
Contributions from noncontrolling interests							351	351
Distributions to noncontrolling interests							(79)	(79)
Consolidations/(deconsolidations) of noncontrolling interests							(20)	(20)
Stock-based compensation programs		15		270		285		285
Dividends declared on Common Stock			(1,822)			(1,822)		(1,822)
Comprehensive income:
Net income (loss)			(1,647)			(1,647)	(28)	(1,675)
Other comprehensive income (loss), net of tax					5,687	5,687	(1)	5,686
Total comprehensive income (loss)						4,040	(29)	4,011
Balance, December 31, 2022(2)	6	25,747	31,714	(23,068)	(3,806)	30,593	955	31,548
Common Stock acquired				(1,006)		(1,006)		(1,006)
Contributions from noncontrolling interests							194	194
Distributions to noncontrolling interests							(40)	(40)
Consolidations/(deconsolidations) of noncontrolling interests							314	314
Stock-based compensation programs		(1)		294		293		293
Dividends declared on Common Stock			(1,850)			(1,850)		(1,850)
Comprehensive income:
Net income (loss)			2,488			2,488	20	2,508
Other comprehensive income (loss), net of tax					(2,698)	(2,698)	0	(2,698)
Total comprehensive income (loss)						(210)	20	(190)
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$1,443	$29,263
__________
(1)Includes the impact from the adoption of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts. See Note 2.
(2)Prior period amounts adjusted for the adoption of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021 (in millions)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)(1)	$2,508	$(1,675)	$8,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)(2)	3,615	4,507	(2,115)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(56)	409	(3,597)
Policy charges and fee income(1)	(2,186)	(2,230)	(2,134)
Interest credited to policyholders’ account balances(1)	3,983	2,193	3,431
Goodwill impairment	177	903	1,060
Depreciation and amortization(1)	(70)	117	206
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(503)	1,128	299
Change in:
Deferred policy acquisition costs(1)	(869)	(722)	(1,043)
Future policy benefits and other insurance liabilities(1)	5,489	6,132	8,741
Income taxes(1)	(442)	(1,594)	259
Derivatives, net(1)	(746)	(2,533)	(2,330)
Other, net(1)(2)(3)	(4,390)	(1,477)	(1,903)
Cash flows from (used in) operating activities	6,510	5,158	9,812
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	44,097	50,823	64,759
Fixed maturities, held-to-maturity	22	38	239
Fixed maturities, trading	1,559	1,641	3,626
Assets supporting experience-rated contractholder liabilities	2,286	11,410	18,863
Equity securities	4,348	3,697	4,290
Commercial mortgage and other loans	3,985	5,580	9,367
Policy loans	1,806	1,738	2,019
Other invested assets	1,260	1,789	2,972
Short-term investments	32,684	40,653	32,696
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(47,580)	(60,070)	(65,174)
Fixed maturities, trading	(4,174)	(659)	(5,675)
Assets supporting experience-rated contractholder liabilities	(2,290)	(11,799)	(21,394)
Equity securities	(4,296)	(3,451)	(4,430)
Commercial mortgage and other loans	(6,359)	(5,497)	(9,434)
Policy loans	(1,544)	(1,248)	(1,216)
Other invested assets	(3,049)	(2,832)	(3,628)
Short-term investments	(32,872)	(37,894)	(32,329)
Dispositions, net of cash disposed(4)	0	422	132
Derivatives, net	(1,329)	(1,881)	(429)
Other, net	(676)	(98)	(596)
Cash flows from (used in) investing activities	(12,122)	(7,638)	(5,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	28,521	30,094	31,795
Policyholders’ account withdrawals	(18,307)	(24,149)	(29,227)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(156)	(1,541)	42
Cash dividends paid on Common Stock	(1,846)	(1,817)	(1,814)
Net change in financing arrangements (maturities 90 days or less)	10	(214)	297
Common Stock acquired	(1,012)	(1,488)	(2,500)
Common Stock reissued for exercise of stock options	126	163	200
Proceeds from the issuance of debt (maturities longer than 90 days)	716	2,706	268
Repayments of debt (maturities longer than 90 days)	(1,982)	(1,184)	(1,708)
Proceeds from notes issued by consolidated VIEs	1,360	137	0
Repayments of notes issued by consolidated VIEs	(336)	0	0
Other, net(2)(5)	645	2,226	(364)
Cash flows from (used in) financing activities	7,739	4,933	(3,011)
Effect of foreign exchange rate changes on cash balances	37	(159)	(309)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	2,164	2,294	1,150
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(4)	0	(2,071)	2,071
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	2,164	4,365	(921)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	17,299	12,934	13,855
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$19,463	$17,299	$12,934

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021 (in millions)

	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$895	$1,090	$1,668
Interest paid	$1,555	$1,452	$1,452
HELD-FOR-SALE CLASSIFICATION(1)(4)
Assets classified as held-for-sale	$0	$(153,935)	$153,935
Liabilities classified as held-for-sale	0	(151,508)	151,508
Net assets classified as held-for-sale	$0	$(2,427)	$2,427
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$282	$236	$138
Novation of annuity contracts(6)	$491	$3,129	$0
Assets transferred upon surrender of IRA contracts(7)	$2,019	$0	$0
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$2,264	$8,246	$5,377
Liabilities assumed	3,257	8,764	6,397
Net cash received	$993	$518	$1,020
Prismic Re reinsurance transaction(2)(8):
Net assets transferred, excluding Cash and cash equivalents	$1,351	$0	$0
Payable established under coinsurance with funds withheld	8,185	0	0
Reinsurance recoverables established for Future policy benefits ceded	(5,584)	0	0
Deposit assets established for Policyholders' account balances ceded	(3,723)	0	0
Unwind of Deferred policy acquisition costs ceded	23	0	0
Deferred reinsurance loss	(240)	0	0
Net cash paid	$12	$0	$0

RECONCILIATION TO STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$19,419	$17,251	$12,888
Restricted cash and restricted cash equivalents (included in “Other assets”)	44	48	46
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$19,463	$17,299	$12,934
__________
(1)Prior period amounts adjusted for the adoption of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)See Note 24 for additional information regarding related party transactions.
(3)The amount for the year ended December 31, 2022 includes the recognized gains on the sales of Prudential Annuities Life Assurance Corporation (“PALAC”) and the Full Service Retirement business, which were completed on April 1, 2022. See Note 1 for additional information regarding these dispositions.
(4)See Note 1 for additional information regarding the dispositions.
(5)The amount for the year ended December 31, 2022 includes approximately $1.6 billion cash receipt from a secured borrowing related to the PALAC disposition, which was subsequently derecognized as part of a non-cash transaction during 2022 related to the novation of certain previously reinsured annuity products. See Note 1 for additional information.
(6)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company. See Note 1 for additional information.
(7)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the sale of the Full Service Retirement business as a result of the surrender of certain Stable Value Individual Retirement Account (“IRA”) contracts from the Company to Great-West Life & Annuity Insurance Company. See Note 1 for additional information regarding this sale.
(8)See Note 15 for additional information regarding the reinsurance agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”).

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

In September 2023, the Company, through its Corporate and Other operations, invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other reflect the Company’s share of earnings in Prismic on a quarter lag. For information regarding the Company’s initial reinsurance transaction with Prismic Re, effective September 2023, see Note 15.

As part of its continuous improvement process, the Company is working to become a leaner and more agile company by simplifying its management structure, empowering its employees with faster decision-making processes and investing in technology and data platforms. As part of this, the Company is implementing changes to its organizational structure and has recorded a restructuring charge of $200 million to “General and administrative expenses” in the fourth quarter of 2023 within its Corporate and Other operations. The Company expects these actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen its competitiveness and fuel future growth.

Basis of Presentation

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 and 2021 financial statements from implementing the new accounting standard, as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Consolidated Financial Statements.

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Prudential

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Adoption of ASU 2018-12

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and deferred policy acquisition costs (“DAC”) and related balances, and using the retrospective transition method, as required, for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as previously reported in 2022 and 2021, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Consolidated Financial Statements included herein.

Consolidated Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
Deferred policy acquisition costs	$19,537	$1,009	$20,546
Value of business acquired	595	26	621
Reinsurance recoverables and deposit receivables	17,460	1,533	18,993
Income tax assets	4,214	(4,214)	0
Market risk benefit assets	0	800	800
Other assets	12,728	(42)	12,686
TOTAL ASSETS	$689,917	$(888)	$689,029

Future policy benefits	284,452	(22,679)	261,773
Policyholders' account balances	135,602	22	135,624
Market risk benefit liabilities	0	5,864	5,864
Reinsurance and funds withheld payables	4,462	1,271	5,733
Income tax liabilities	0	277	277
Other liabilities(1)	15,703	17	15,720
Total liabilities	672,338	(15,228)	657,110

Accumulated other comprehensive income (loss)	(19,827)	16,021	(3,806)
Retained earnings	33,392	(1,678)	31,714
Total Prudential Financial, Inc. equity	16,250	14,343	30,593
Noncontrolling interests	958	(3)	955
Total equity	17,208	14,340	31,548
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$689,917	$(888)	$689,029
__________
(1) The previously reported amount has been adjusted for certain redeemable noncontrolling interests, which are now presented as Mezzanine equity.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations:

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$38,019	$(1,544)	$36,475
Policy charges and fee income	5,574	(959)	4,615
Other income (loss)	(273)	881	608
Realized investment gains (losses), net	(3,369)	(1,138)	(4,507)
Change in value of market risk benefits, net of related hedging gains (losses)	0	(409)	(409)
Total revenues	60,050	(3,169)	56,881
BENEFITS AND EXPENSES
Policyholders' benefits	43,487	(2,671)	40,816
Change in estimates of liability for future policy benefits	0	654	654
Interest credited to policyholders' account balances	2,316	(123)	2,193
Amortization of deferred policy acquisition costs	2,429	(996)	1,433
General and administrative expenses	12,493	83	12,576
Total benefits and expenses	61,826	(3,053)	58,773
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,776)	(116)	(1,892)
Total income tax expense (benefit)	(370)	91	(279)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,406)	(207)	(1,613)
Equity in earnings of operating joint ventures, net of taxes	(56)	(6)	(62)
NET INCOME (LOSS)	(1,462)	(213)	(1,675)
Less: Income attributable to noncontrolling interests	(24)	(4)	(28)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(1,438)	$(209)	$(1,647)

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(3.93)	$(0.56)	$(4.49)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(3.93)	$(0.56)	$(4.49)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions, except per share amounts)
REVENUES
Premiums	$34,827	$(877)	$33,950
Policy charges and fee income	5,944	(511)	5,433
Other income (loss)	2,951	13	2,964
Realized investment gains (losses), net	4,024	(1,909)	2,115
Change in value of market risk benefits, net of related hedging gain	0	3,597	3,597
Total revenues	70,934	313	71,247
BENEFITS AND EXPENSES
Policyholders' benefits	38,458	(467)	37,991
Change in estimates of liability for future policy benefits	0	(35)	(35)
Interest credited to policyholders' account balances	3,482	(51)	3,431
Amortization of deferred policy acquisition costs	2,097	(615)	1,482
General and administrative expenses	13,582	27	13,609
Total benefits and expenses	61,553	(1,141)	60,412
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	9,381	1,454	10,835
Total income tax expense (benefit)	1,674	321	1,995
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	7,707	1,133	8,840
Equity in earnings of operating joint ventures, net of taxes	87	11	98
NET INCOME (LOSS)	7,794	1,144	8,938
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$7,724	$1,144	$8,868

EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$19.65	$2.91	$22.56
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$19.51	$2.89	$22.40

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Comprehensive Income:

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$(1,462)	$(213)	$(1,675)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,185)	54	(1,131)
Net unrealized investment gains (losses)	(52,667)	(3,178)	(55,845)
Interest rate remeasurement of future policy benefits	0	63,643	63,643
Gain (loss) from changes in non-performance risk on market risk benefits	0	938	938
Total	(53,216)	61,457	8,241
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(12,063)	14,618	2,555
Other comprehensive income (loss), net of taxes	(41,153)	46,839	5,686
Comprehensive income (loss)	(42,615)	46,626	4,011
Less: Comprehensive income (loss) attributable to noncontrolling interests	(26)	(3)	(29)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(42,589)	$46,629	$4,040

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
NET INCOME (LOSS)	$7,794	$1,144	$8,938
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,138)	37	(1,101)
Net unrealized investment gains (losses)	(11,712)	(3,241)	(14,953)
Interest rate remeasurement of future policy benefits	0	18,941	18,941
Gain (loss) from changes in non-performance risk on market risk benefits	0	(693)	(693)
Total	(11,743)	15,044	3,301
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(2,314)	3,465	1,151
Other comprehensive income (loss), net of taxes	(9,429)	11,579	2,150
Comprehensive income (loss)	(1,635)	12,723	11,088
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,690)	$12,723	$11,033

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,462)	$(213)	$(1,675)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	3,369	1,138	4,507
Change in value of market risk benefits, net of related hedging (gain) loss	0	409	409
Policy charges and fee income	(2,532)	302	(2,230)
Interest credited to policyholders' account balances	2,316	(123)	2,193
Depreciation and amortization	124	(7)	117
Change in:
Deferred policy acquisition costs	232	(954)	(722)
Future policy benefits and other insurance liabilities	6,573	(441)	6,132
Income taxes	(1,685)	91	(1,594)
Derivatives, net	(2,981)	448	(2,533)
Other, net	(827)	(650)	(1,477)
Cash flows from (used in) operating activities	$5,158	$0	$5,158

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,794	$1,144	$8,938
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(4,024)	1,909	(2,115)
Change in value of market risk benefits, net of related hedging (gain) loss	0	(3,597)	(3,597)
Policy charges and fee income	(2,302)	168	(2,134)
Interest credited to policyholders' account balances	3,482	(51)	3,431
Depreciation and amortization	204	2	206
Change in:
Deferred policy acquisition costs	(451)	(592)	(1,043)
Future policy benefits and other insurance liabilities	7,762	979	8,741
Income taxes	(62)	321	259
Derivatives, net	(2,426)	96	(2,330)
Other, net	(1,524)	(379)	(1,903)
Cash flows from (used in) operating activities	$9,812	$0	$9,812

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income (loss) (“AOCI”) and the impacted insurance-related balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
__________
(1)Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRBs”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
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
Accumulated Other Comprehensive Income (Loss)
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
(3)Reflects the impact of remeasuring in-force non-participating traditional and limited-payment contract liabilities using current upper-medium grade fixed- income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates as of January 1, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
__________
(1)Deferred sales inducements (“DSI”) are included in “Other assets.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
__________
(1)Benefit reserves, excluding amounts for reinsurance recoverable, are included in “Future policy benefits.” For additional information regarding the liability for future policy benefits, see Note 12.
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
__________
(1)Deferred profit liability (“DPL”), excluding amounts for reinsurance recoverable, is included in “Future policy benefits.” For additional information regarding the liability for future policy benefits, see Note 12.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	January 1, 2021
	Additional Insurance Reserves(1)
	Retirement Strategies	Individual Life	Other Businesses	Total
	Individual Variable	Variable/ Universal Life
	(in millions)
Balance prior to transition	$889	$9,415	$483	$10,787
Unwinding amounts related to unrealized investment gains and losses	(65)	(1,444)	(106)	(1,615)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	824	7,971	377	9,172
Reclassification of future policy benefits AIR to MRBs	(824)	0	(92)	(916)
Reclassification of policyholders’ account balances AIR to MRBs	0	0	(48)	(48)
Updates to certain universal life contract liabilities(2)	0	1,772	7	1,779
Change in discount rate for annuitization benefits	0	0	116	116
Balance after transition, excluding amounts related to unrealized investment gains and losses	0	9,743	360	10,103
Amounts related to unrealized investment gains and losses after transition	0	1,186	0	1,186
Balance after transition	0	10,929	360	11,289
Less: Reinsurance recoverable	0	4,387	0	4,387
Balance after transition, net of reinsurance recoverable	$0	$6,542	$360	$6,902
__________
(1)Additional insurance reserves (“AIR”), excluding amounts for reinsurance recoverable, are included in “Future policy benefits.” For additional information regarding the liability for future policy benefits, see Note 12.
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
__________
(1)Universal life loss recognition reserves (“LRR”) / profit followed by losses (“PFL”) liability are included in “Future policy benefits.” For additional information regarding the liability for future policy benefits, see Note 12.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
__________
(1)Prior to the adoption of ASU 2018-12, non-participating traditional and limited-payment loss recognition reserves / profit followed by losses liabilities were included in “Future policy benefits.”

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
__________
(1)Terminal dividend liability is included in “Future policy benefits.”

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
__________
(1)Unearned revenue reserves (“URR”) are included in “Policyholders' account balances.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	January 1, 2021
	Market Risk Benefits(1)
	Retirement Strategies	Other Businesses	Total
	Individual Variable
	(in millions)
Liability for guaranteed benefits recorded at fair value, prior to transition	$18,731	$148	$18,879
AIR to be reclassified to MRBs, prior to transition, excluding amounts related to unrealized investment gains and losses	824	140	964
Total liability prior to transition	19,555	288	19,843
Change in reserve basis to MRB framework	122	98	220
MRBs after transition, at current NPR value	19,677	386	20,063
Less: Reinsured MRBs	204	7	211
MRBs after transition, net of reinsurance	19,473	379	19,852

MRBs after transition, at contract inception NPR value	21,259	392	21,651
Cumulative change in NPR	1,582	6	1,588
MRBs after transition, at current NPR value	$19,677	$386	$20,063
__________
(1)For additional information regarding market risk benefits, see Note 14.

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
_________
(1)Cost of reinsurance is included in “Reinsurance and funds withheld payables.”
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications and other Adjustments

Certain amounts in prior periods have been reclassified for reasons unrelated to the adoption of ASU 2018-12 to conform to the current period presentation, including an adjustment related to the prior period presentation for certain redeemable noncontrolling interests. These balances were previously reported within “Other liabilities” based on materiality considerations but are now presented as “Mezzanine equity.” The Company’s mezzanine equity balances were $524 million and $371 million as of December 31, 2023 and 2022, respectively, and were related to consolidated PGIM entities with noncontrolling interests that are redeemable at the option of the holder. See Note 2 for additional information. The increase in the mezzanine equity balance in 2023 was primarily driven by the consolidation of a new entity. Changes in the balance during 2022 and 2021 were not material.

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

The Company recognized a pre-tax gain on sale of $1,448 million in 2022 within “Other income,” which is included in adjusted operating income within the Retirement Strategies segment.

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

The Company recognized a net pre-tax gain on sale of $650 million in 2022, composed of (i) an $850 million gain recorded in “Other income”; (ii) $150 million of realized losses recorded in “Realized investment gains (losses), net,” related to assets transferred as part of the reinsurance of certain retained policies to Great-West; and (iii) $50 million of indirect expenses and charges recorded in “General and administrative expenses” on the Consolidated Statements of Operations. These amounts reflect certain post-closing adjustments in accordance with the terms of the transaction agreement. The net gain is excluded from adjusted operating income and reported within Divested Businesses as part of Corporate and Other operations. In addition, the Company recognized a deferred gain of approximately $400 million in 2022, including a post-closing true-up, for the ceding of certain insurance policies through reinsurance to Great-West. This deferred reinsurance gain will be recognized in income over the term of the ceded policies.

Excluding the gain on sale recognized in 2022, the Full Service Retirement business generated pre-tax income/(loss) of approximately $(220) million and $180 million for the years ended December 31, 2022 and 2021, respectively. These amounts exclude the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT$5.5 billion, equal to approximately $200 million at then current exchange rates. The terms of the transaction included additional contingent consideration that was tied to the level of yields for the 10-year

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Taiwanese Government bond for two years after the signing of the transaction and was measured at fair value each period, resulting in the receipt of the maximum contractual amount of $100 million in 2022. Also in connection with the transaction, the Company recognized a liability with a fair value of approximately $32 million as of December 31, 2023, representing its financial guarantee of certain insurance obligations of POT.

The after-tax loss on the sale of POT was approximately $400 million, of which approximately $350 million was recorded during 2020.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Fixed maturities, held-to-maturity, at amortized cost (“HTM debt securities”) includes bonds that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost, net of the current expected credit loss (“CECL”) allowance. Interest income for HTM debt securities is computed in the same manner as interest income for AFS debt securities. In the third quarter of 2023, the Company changed its intent to hold a portion of its HTM debt securities portfolio, which it would redeem as part of a recently announced reinsurance transaction. As a result, beginning September 30, 2023, the entire HTM debt securities portfolio was reclassified to AFS debt securities and recorded at fair value. See Note 3 for additional information.

Prior to the reclassification, credit impairment for HTM debt securities was recorded through a CECL allowance. The CECL allowance was generally determined based on probability of default and loss given default assumptions according to sector, credit quality and remaining time to maturity. Changes in the allowance were reported in “Realized investment gains (losses), net.” Once the Company deemed all or a portion of the amortized cost uncollectible, the uncollectible portion of the allowance was removed from the balance sheet by writing down the amortized cost basis of the security.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance was calculated separately for each HTM debt security.

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

Fixed maturities, trading, at fair value (“Trading debt securities”) includes debt securities that are carried at fair value, such as fixed maturities with embedded features that are considered derivatives and assets contained within consolidated variable interest entities. See Note 6 for additional information regarding the determination of fair value. Realized and unrealized gains and losses for these investments are reported in “Other income (loss),” and interest income from these investments is reported in “Net investment income.”

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

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of any CECL allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 25 for additional information. The Company carries certain commercial mortgage loans originated within the Company’s commercial mortgage operations at fair value where the fair value option has been elected. Loans held for sale where the Company has not elected the fair value option are carried at the lower of cost or fair value. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

Prior to the adoption of ASU 2022-02, when restructurings occurred, they were evaluated individually to determine whether the restructuring or modification constituted a TDR as defined by authoritative accounting guidance. If the borrower was experiencing financial difficulty and the Company granted a concession, the restructuring, including those that involved a partial payoff or the receipt of assets in full satisfaction of the debt was deemed to be a TDR. If a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan’s original effective yield.

Post adoption of ASU 2022-02, all restructurings are evaluated under the modification guidance in ASC 310-20. When a loan is modified, the Company evaluates whether the restructuring results in a continuation of the existing loan or a new loan. For modifications that result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms, including the loan’s post-modification effective yield, and the allowance is adjusted accordingly.

For modifications that result in a new loan, any CECL allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the new loan and the recorded investment in the loan. The new loan is evaluated prospectively for credit impairment based on the CECL allowance process noted above.

The Company’s PGIM business provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities (“GSEs”). The Company has agreed to indemnify the GSEs for a portion of the credit risk associated with certain of the mortgages it services. Management has established a CECL allowance that factors in historical loss information, current conditions and reasonable and supportable forecasts. The allowance also considers the remaining lives of the loans subject to the indemnification. The CECL allowance is included in “Other liabilities” and changes in the CECL allowance are reported in “Realized investment gains (losses), net.” See Note 25 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Deferred policy acquisition costs (“DAC”) represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs.” Upon the adoption of ASU 2018-12, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance products in the Individual Life and International Businesses segments and Closed Block division, and group corporate- and bank-owned life insurance contracts in the Group Insurance segment.
•Payout annuity contracts – DAC associated with payout annuity contracts in the Retirement Strategies segment is amortized in proportion to annual benefit payments.
•Deferred annuity contracts – DAC associated with fixed and variable deferred annuity contracts in the Retirement Strategies and International Businesses segments is amortized in proportion to deposits.
•Health contracts – DAC associated with health contracts in the International Businesses segment is generally amortized in proportion to maximum lifetime benefits.

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

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of December 31, 2023, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Market risk benefit assets represents market risk benefits (“MRBs”) in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company’s Prudential Defined Income (“PDI”) traditional variable annuity contracts. See Note 15 for additional information regarding the reinsurance of PDI.

Reinsurance recoverables and deposit receivables includes amounts recoverable under reinsurance agreements and receivables that follow the deposit method of accounting (see “Reinsurance” below).

Other assets consists primarily of prepaid pension benefit costs (see Note 19), certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in operating joint ventures, property and equipment, deferred reinsurance losses (see “Reinsurance” below) and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

LIABILITIES

Future policy benefits primarily consists of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross (“NTG”) ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 12 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper-medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued on or after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits” in OCI.

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper-medium grade (low credit risk) fixed- income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States and foreign economies, such as Japan, with observable corporate A spreads, is developed using government bond rates, plus globally equivalent public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). The rate used in foreign operations (with the exception of certain emerging markets, as discussed below) is based on the equivalent of a single A rate from a global rating agency for corporate bonds issued in the same currency and country in which the insurance contract is written. Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company’s ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

The Company has foreign currency denominated insurance obligations to policyholders in certain emerging markets where there is limited or no observable market data on upper-medium grade (low credit risk) fixed-income instrument yields. As a proxy for the upper-medium grade fixed-income instrument yield, the Company estimates an equivalent global single A yield in the currency of the emerging economy by converting a global single A U.S. dollar bond yield curve based on the relationship between market observable U.S. Treasury and foreign sovereign yield curves of similar duration as the insurance liability cash flows. The derived global single A curves in the foreign currency are evaluated against available evidence of observable global single A corporate bond rates in similar emerging economies. The Company uses interpolation and extrapolation techniques to complete the discount rate construction for the duration of the insurance liabilities to calculate the liability for future policy benefits denominated in the local currencies.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (Additional Insurance Reserves or “AIR” liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders’ account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves (“URR”), net of reinsurance, and any DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in “Policyholders’ benefits.” Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. To the extent a PFL liability is established for universal life type contracts, the liability would be updated each quarter, using current in-force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 13 for additional information regarding policyholders’ account balances. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 6. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses),” except for the portion of the change attributable to changes in the Company’s non-performance risk (“NPR”) which is recorded in OCI. See Note 14 for additional information regarding market risk benefits. See “Reinsurance” below for information regarding the reinsurance of MRBs.

Policyholders’ dividends includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information regarding the policyholder dividend obligation, see Note 16. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Reinsurance and funds withheld payables represents amounts payable under reinsurance agreements (see “Reinsurance” below).

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issuance costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near-term. See Note 18 for additional information regarding short-term and long-term debt.

Other liabilities consists primarily of trade payables, lease liabilities (see “Other assets” above), pension and other employee benefit liabilities (see Note 19), derivative liabilities (see “Derivative Financial Instruments” below), deferred reinsurance gains (see “Reinsurance” below) and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

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

MEZZANINE EQUITY

Redeemable noncontrolling interests includes redeemable noncontrolling interests associated with certain consolidated PGIM entities. These redeemable noncontrolling interests are classified as “Mezzanine equity” because their redemption is at the option of the holder and not within the control of the Company. Income (loss) attributable to redeemable noncontrolling interests is reported in “Income (loss) attributable to noncontrolling interests.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded through “Realized investment gains (losses), net.” For additional information regarding the valuation of these embedded derivatives, see Note 6.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

OTHER ACCOUNTING POLICIES

Income taxes receivable (payable) primarily represents the net deferred tax asset or liability and the Company’s estimated taxes receivable or payable for the current year and open audit years.

The Company and its includable domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 17 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings.

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

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 17 for a discussion of factors considered when evaluating the need for a valuation allowance.

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included two new tax provisions that could impact the Company’s effective tax rate and cash tax payments. The Base Erosion and Anti-Abuse Tax (“BEAT”) taxes modified taxable income, starting at a rate of 10% in 2019 and increasing to 12.5% in 2026, and is due if the calculated BEAT amount that is determined without the benefit of foreign and certain tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. Final Regulations confirmed that benefit and claim payments made by the Company’s U.S. insurance business to foreign affiliates on reinsurance assumed by the U.S. affiliates are not base erosion payments. The Global Intangible Low-Taxed Income (“GILTI”) provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. Beginning in 2026, the GILTI provisions will operate to impose the U.S. tax to 62.5% of such earnings. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI provision. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings. The Company accounts for the effects of the BEAT and GILTI provisions as a period cost if and when incurred.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company accrues a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 17 for additional information regarding income taxes.

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

Earnings Per Share

Earnings per share of Common Stock reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 21 for additional information.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and NPR used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (OTC-cleared), while others are bilateral contracts between two

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

counterparties (OTC-bilateral). Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-functional currency earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to reduce exposure to risks such as interest rate, credit, foreign currency and equity associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below, and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges and hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 15 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Reinsurance recoverables and deposit receivables” and amounts payable are included in “Reinsurance and funds withheld payables.” “Reinsurance recoverables and deposit receivables” also includes receivables from modified coinsurance arrangements where the Company is the reinsurer and generally reflect the fair value of the invested assets retained by the cedant and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net.” “Reinsurance and funds withheld payables” also includes amounts payable to the reinsurer under coinsurance with funds withheld and modified coinsurance arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the Company and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net.” Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in- force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the reinsurance recoverable resulting from such updates recorded in “Interest rate remeasurement of future policy benefits” in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference between the fair value of the net consideration exchanged and the net liabilities ceded related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. This initial net cost of reinsurance is deferred and amortized into income over the remaining life of the reinsured policies on a basis consistent with the methodologies and assumptions used for amortizing DAC. This initial net cost of reinsurance may result in a deferred reinsurance gain which is recorded in “Other liabilities” and amortized through “Other income (loss),” or a deferred reinsurance loss which is recorded in “Other assets” and amortized through “General and administrative expenses.”

Consistent with direct contracts, reinsurance arrangements may also include features that meet the definition of MRBs and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company’s NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in “Change in value of market risk benefits, net of related hedging gains (losses).”

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Reinsurance and funds withheld payables” and deposits made are included in “Reinsurance recoverables and deposit receivables.” As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Other income (loss)” or “General and administrative expenses,” as appropriate.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions, that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry surveys as the primary basis for these assumptions, which may be used to project future rates of return on investments.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Retained earnings” of $2.6 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) as well as from a net increase in additional insurance reserves and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. AOCI decreased $42.4 billion as of the January 1, 2021 transition date largely from remeasuring in-force contract liabilities using upper-medium grade fixed-income instrument yields as of the transition date. As of the January 1, 2023 adoption date, the impacts amounted to a decrease to “Retained earnings” of $1.7 billion and an increase to AOCI of $16.0 billion. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in interest rates during 2021 and 2022.

The narrative description of the Company’s significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2018-12. Outlined below are the key accounting policy changes effected by the ASU.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The impact upon transition reflects the impact on in-force contract liabilities in instances where expected net premiums exceeded expected gross premiums at an issue-year cohort level as a result of updating to current best estimate cash flow assumptions as of the transition date. As a result of the modified retrospective transition method, the vast majority of the impact of updating cash flow assumptions to best estimates as of the transition date will be reflected in the pattern of earnings in subsequent periods. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 12 for additional information.

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products
Requires discount rate assumptions to be based on upper-medium grade fixed- income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.
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

Adoption of the ASU resulted in a significant impact to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed-income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 12 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Amortization of deferred acquisition costs (“DAC”) and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.	Adoption of the ASU did not have a significant impact on DAC and other balances upon transition, other than the impact of the removal of any related amounts in AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 7 for additional information.
Market Risk Benefits (“MRBs”)	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in the fair value of market risk benefits are recorded in net income, except for the portion attributable to changes in an entity’s NPR, which is recognized in OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Effective January 1, 2023 using the retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021.
Adoption of the ASU resulted in an adjustment to retained earnings for the difference between the fair value and carrying value of benefits not measured at fair value prior to the adoption of the ASU (e.g., guaranteed minimum death benefits on variable annuities) and a reclass of the cumulative effect of changes in NPR from retained earnings to AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 14 for additional information.

In addition to the significant key accounting changes noted above, ASU 2018-12 also clarified the definition of assessments used to accrue additional insurance reserves and other related balances, primarily for no-lapse guarantee features on certain universal life contracts in the Individual Life segment. Application of the new guidance changed the pattern of reserve recognition for these guarantees and resulted in an increase to the net contract liabilities related to these products at transition. See Note 1 for additional information regarding the effect on the financial statements.

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

Other ASUs adopted as of December 31, 2023

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements. Following adoption of the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. The narrative description of the Company’s significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2022-02. Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2023

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024 with early adoption permitted, and is required to be applied prospectively with the option of retrospective application.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,874	$1,091	$4,169	$0	$21,796
Obligations of U.S. states and their political subdivisions	8,650	267	459	0	8,458
Foreign government bonds	71,556	3,895	5,208	53	70,190
U.S. public corporate securities	105,593	2,357	9,711	67	98,172
U.S. private corporate securities(1)	42,801	807	2,574	14	41,020
Foreign public corporate securities	20,473	487	1,298	19	19,643
Foreign private corporate securities	35,128	613	3,446	5	32,290
Asset-backed securities(2)	12,514	202	119	2	12,595
Commercial mortgage-backed securities	10,571	34	713	0	9,892
Residential mortgage-backed securities(3)	2,438	24	197	0	2,265
Total fixed maturities, available-for-sale(1)(4)	$334,598	$9,777	$27,894	$160	$316,321

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$0	$0	$0	$0	$0	$0
Foreign public corporate securities	0	0	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, held-to-maturity(4)	$0	$0	$0	$0	$0	$0
__________
(1)Excludes notes with amortized cost of $12,370 million (fair value, $12,370 million) which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which was redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

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
__________
(1)Excludes notes with amortized cost of $8,040 million (fair value, $8,040 million) which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,250 million (fair value, $4,250 million) which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which will be redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio (amortized cost, net of allowance of $1,125 million) was reclassified to fixed maturities, available-for-sale and recorded at fair value, while the $126 million net unrealized gain on the portfolio was recorded in “Accumulated other comprehensive income” as of September 30, 2023.

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,718	$95	$12,642	$4,074	$15,360	$4,169
Obligations of U.S. states and their political subdivisions	862	14	3,816	445	4,678	459
Foreign government bonds	9,098	542	19,589	4,664	28,687	5,206
U.S. public corporate securities	4,881	103	61,204	9,604	66,085	9,707
U.S. private corporate securities	3,026	69	27,062	2,504	30,088	2,573
Foreign public corporate securities	1,766	37	10,812	1,246	12,578	1,283
Foreign private corporate securities	1,578	120	22,145	3,324	23,723	3,444
Asset-backed securities	846	30	5,886	89	6,732	119
Commercial mortgage-backed securities	287	3	8,251	710	8,538	713
Residential mortgage-backed securities	92	2	1,599	195	1,691	197
Total fixed maturities, available-for-sale	$25,154	$1,015	$173,006	$26,855	$198,160	$27,870

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,009	$3,143	$2,563	$1,270	$20,572	$4,413
Obligations of U.S. states and their political subdivisions	5,510	526	558	202	6,068	728
Foreign government bonds	16,932	2,384	9,877	2,971	26,809	5,355
U.S. public corporate securities	58,816	7,790	15,780	5,726	74,596	13,516
U.S. private corporate securities	24,610	2,065	6,705	1,373	31,315	3,438
Foreign public corporate securities	10,168	932	4,098	993	14,266	1,925
Foreign private corporate securities	16,909	2,521	8,196	2,678	25,105	5,199
Asset-backed securities	5,385	130	5,059	156	10,444	286
Commercial mortgage-backed securities	9,289	655	1,080	206	10,369	861
Residential mortgage-backed securities	1,322	130	402	93	1,724	223
Total fixed maturities, available-for-sale	$166,950	$20,276	$54,318	$15,668	$221,268	$35,944

As of December 31, 2023 and 2022, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance were composed of $26,879 million and $33,778 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $991 million and $2,166 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2023, the $26,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and foreign government securities. As of December 31, 2022, the $15,668 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$8,999	$9,130
Due after one year through five years	50,907	50,417
Due after five years through ten years(1)	63,462	63,184
Due after ten years(1)	185,707	168,838
Asset-backed securities	12,514	12,595
Commercial mortgage-backed securities	10,571	9,892
Residential mortgage-backed securities	2,438	2,265
Total	$334,598	$316,321
__________
(1)Excludes notes with amortized cost of $12,370 million (fair value, $12,370 million) which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$27,161	$33,010	$36,333
Proceeds from maturities/prepayments	17,010	17,957	27,976
Gross investment gains from sales and maturities	973	1,240	2,565
Gross investment losses from sales and maturities	(2,183)	(2,589)	(648)
Write-downs recognized in earnings(2)	(81)	(116)	(1)
(Addition to) release of allowance for credit losses	(22)	(24)	19
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$21	$37	$239
(Addition to) release of allowance for credit losses	2	2	4
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(74) million, $(144) million and $450 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Amounts represent securities actively marketed for sale and write-downs on credit adverse securities.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1 million, less than $1 million and less than $(1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	99	0	0	0	161
Reductions for securities sold during the period	0	0	(162)	0	0	0	(162)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(10)	49	1	0	0	40
Write-offs charged against the allowance	0	0	(17)	0	0	0	(17)
Balance, end of period	$0	$53	$105	$2	$0	$0	$160

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	109	4	0	0	124
Reductions for securities sold during the period	0	(6)	(80)	0	0	0	(86)
Reductions for securities with intent to sell	0	(13)	(68)	0	0	0	(81)
Additions (reductions) on securities with previous allowance	0	2	68	(3)	0	0	67
Balance, end of period	$0	$1	$136	$1	$0	$0	$138

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	7	89	0	0	0	96
Reductions for securities sold during the period	0	0	(48)	0	(9)	0	(57)
Additions (reductions) on securities with previous allowance	0	0	(56)	0	(1)	0	(57)
Reclassified to “Assets held-for sale”	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$7	$107	$0	$0	$0	$114

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses(1)	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$0	$0
__________
(1)In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which was redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses.	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses.	0	0	(3)	0	0	0	(3)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$5	$0	$0	$0	$5

See Note 2 for additional information about the Company’s methodology for developing its allowance and expected losses.

For the year ended December 31, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communication sector within corporate securities, as well as foreign government securities due to adverse projected cash flows, partially offset by a net release on restructured securities within the utility and capital goods sectors. For the year ended December 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the capital goods, utility and consumer non-cyclical sectors within corporate securities due to adverse projected cash flows, partially offset by a net release on restructured securities within the communications and transportation sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2023 and 2022.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities” as of the dates indicated:

	December 31, 2023		December 31, 2022
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$81	$79	$91	$88
Foreign government bonds	606	604	705	668
Obligations of U.S. government authorities and agencies and obligations of U.S. states	202	206	188	189
Total fixed maturities(1)	889	889	984	945
Equity securities	1,607	2,279	1,628	1,899
Total assets supporting experience-rated contractholder liabilities(2)	$2,496	$3,168	$2,612	$2,844
__________
(1)As a percentage of amortized cost, 99% and 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2023 and 2022, respectively.
(2)The portfolio consisted of all public securities as of both December 31, 2023 and 2022.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss)” was $440 million, $(737) million and $(708) million during the years ended December 31, 2023, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)” was $518 million, $(1,427) million and $(169) million during the years ended December 31, 2023, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)” was $612 million, $(914) million and $591 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$62,591	$61,484	$65,198	$64,959
Fixed maturities, held-to-maturity	0	0	706	831
Fixed maturities, trading	19	19	20	19
Assets supporting experience-rated contractholder liabilities	522	514	613	587
Total	$63,132	$62,017	$66,537	$66,396

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$3,028	$2,992	$2,264	$2,010
Short-term investments	0	0	60	61
Cash equivalents	427	427	210	210
Total	$3,455	$3,419	$2,534	$2,281

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans” as of the dates indicated:

	December 31, 2023		December 31, 2022
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,402	14.2%	$9,096	16.2%
Retail	5,384	9.1	6,103	10.8
Apartments/Multi-Family	16,555	28.0	15,381	27.3
Industrial	15,263	25.8	13,079	23.2
Hospitality	2,086	3.5	2,027	3.6
Other	4,069	6.9	3,791	6.7
Total commercial mortgage loans	51,759	87.5	49,477	87.8
Agricultural property loans	7,426	12.5	6,857	12.2
Total commercial mortgage and agricultural property loans	59,185	100.0%	56,334	100.0%
Allowance for credit losses	(459)		(201)
Total net commercial mortgage and agricultural property loans	58,726		56,133
Other loans:
Uncollateralized loans	425		463
Residential property loans	30		43
Other collateralized loans	125		108
Total other loans	580		614
Allowance for credit losses	(1)		(2)
Total net other loans	579		612
Total net commercial mortgage and other loans(1)	$59,305		$56,745
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of December 31, 2023 and 2022, the net carrying value of these loans was $519 million and $137 million, respectively.

As of December 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%) and included loans secured by properties in Europe (6%), Asia (1%), Mexico (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2020	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(92)	(5)	0	0	(1)	(98)
Reclassified to “Assets held-for-sale”	(15)	0	0	0	0	(15)
Other	0	0	0	(3)	0	(3)
Balance at December 31, 2021	111	4	0	0	4	119
Addition to (release of) allowance for expected losses	72	9	0	0	(1)	80
Other	5	0	0	0	(1)	4
Balance at December 31, 2022	188	13	0	0	2	203
Addition to (release of) allowance for expected losses	282	3	0	0	(1)	284
Write-offs charged against allowance	(29)	0	0	0	0	(29)
Other	2	0	0	0	0	2
Balance at December 31, 2023	$443	$16	$0	$0	$1	$460

See Note 2 for additional information about the Company’s methodology for developing the allowance and expected losses.

For the year ended December 31, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily related to increases to the portfolio reserve to reflect declining market conditions and an increase in loan-specific reserves within the office sector. For the year ended December 31, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to declining market conditions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,822	$911	$2,264	$1,437	$3,205	$16,569	$0	$26,208
60%-69.99%	2,765	1,440	2,541	1,107	2,146	4,530	0	14,529
70%-79.99%	1,001	1,004	1,278	401	1,013	2,277	0	6,974
80% or greater	145	357	203	330	209	2,804	0	4,048
Total	$5,733	$3,712	$6,286	$3,275	$6,573	$26,180	$0	$51,759
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$5,237	$3,194	$6,122	$3,182	$5,988	$23,196	$0	$46,919
1.0 - 1.2x	346	366	82	38	265	1,713	0	2,810
Less than 1.0x	150	152	82	55	320	1,271	0	2,030
Total	$5,733	$3,712	$6,286	$3,275	$6,573	$26,180	$0	$51,759
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$360	$880	$2,027	$774	$455	$1,481	$74	$6,051
60%-69.99%	586	668	25	50	20	4	0	1,353
70%-79.99%	7	0	0	0	0	0	0	7
80% or greater	0	0	0	0	15	0	0	15
Total	$953	$1,548	$2,052	$824	$490	$1,485	$74	$7,426
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$948	$1,535	$2,040	$750	$489	$1,290	$74	$7,126
1.0 - 1.2x	0	5	4	58	0	151	0	218
Less than 1.0x	5	8	8	16	1	44	0	82
Total	$953	$1,548	$2,052	$824	$490	$1,485	$74	$7,426

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$51,665	$34	$0	$60	$94	$51,759	$94
Agricultural property loans	7,392	15	15	4	34	7,426	38
Residential property loans	30	0	0	0	0	30	0
Other collateralized loans	125	0	0	0	0	125	0
Uncollateralized loans	425	0	0	0	0	425	25
Total	$59,637	$49	$15	$64	$128	$59,765	$157
__________
(1)As of December 31, 2023, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest income of $3 million and $1 million for the years ended December 31, 2023 and 2022, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $126 million and $27 million as of December 31, 2023 and 2022, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2023 and 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2023	2022
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$8,929	$7,215
Hedge funds	3,164	3,220
Real estate-related	2,578	2,793
Subtotal equity method	14,671	13,228
Fair value:
Private equity	1,247	1,476
Hedge funds	2,078	1,908
Real estate-related	800	305
Subtotal fair value	4,125	3,689
Total LPs/LLCs	18,796	16,917
Real estate held through direct ownership(1)	1,794	1,617
Derivative instruments	1,100	1,457
Other(2)	1,165	1,108
Total other invested assets	$22,855	$21,099
__________
(1)As of December 31, 2023 and 2022, real estate held through direct ownership had mortgage debt of $158 million and $208 million, respectively.
(2)Primarily includes strategic investments made by investment management operations, equity investments accounted for under the measurement alternative, member activity stock held in the Federal Home Loan Bank of New York and leveraged leases. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 18.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Redeemable noncontrolling interests” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $712 million and $639 million as of December 31, 2023 and 2022, respectively. There were $404 million and $371 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2023 and 2022, respectively, and the master funds had gross assets of $37,046 million and $58,087 million, respectively, and gross liabilities of $35,344 million and $56,225 million, respectively, which are not included on the Company’s Consolidated Statements of Financial Position.

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

	December 31,
	2023	2022
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$681,739	$707,192
Total liabilities(2)	$61,785	$83,634
Partners’ capital	619,954	623,558
Total liabilities and partners’ capital	$681,739	$707,192
Total liabilities and partners’ capital included above	$14,895	$13,683
Equity in LP/LLC interests not included above	968	726
Carrying value	$15,863	$14,409
__________
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third party borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

	Years Ended December 31,
	2023	2022	2021
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$43,325	$28,299	$128,429
Total expenses(2)	(14,551)	(3,608)	(21,235)
Net earnings (losses)	$28,774	$24,691	$107,194
Equity in net earnings (losses) included above	$620	$641	$2,085
Equity in net earnings (losses) of LP/LLC interests not included above	22	16	161
Total equity in net earnings (losses)	$642	$657	$2,246
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2023	2022
	(in millions)
Fixed maturities	$2,727	$2,517
Equity securities	6	6
Commercial mortgage and other loans	224	190
Policy loans	259	253
Other invested assets	23	18
Short-term investments and cash equivalents	48	28
Total accrued investment income	$3,287	$3,012
Write-downs on accrued investment income were less than $1 million for both the years ended December 31, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities, available-for-sale(1)	$13,305	$11,773	$11,999
Fixed maturities, held-to-maturity(1)	148	213	226
Fixed maturities, trading	292	233	193
Assets supporting experience-rated contractholder liabilities	45	167	601
Equity securities	197	160	162
Commercial mortgage and other loans	2,279	2,196	2,552
Policy loans	499	499	533
Other invested assets	1,347	1,240	2,617
Short-term investments and cash equivalents	954	406	63
Gross investment income	19,066	16,887	18,946
Less: investment expenses	(1,201)	(850)	(659)
Net investment income	$17,865	$16,037	$18,287
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $114 million in fixed maturities available-for-sale, $25 million in fixed maturities trading, $12 million in commercial mortgage and other loans and less than $1 million in other invested assets as of December 31, 2023. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities(1)	$(1,311)	$(1,487)	$1,939
Commercial mortgage and other loans	(255)	(133)	173
Investment real estate	45	83	108
LPs/LLCs	72	(120)	(14)
Derivatives	(2,234)	(2,851)	(113)
Other	68	1	22
Realized investment gains (losses), net	$(3,615)	$(4,507)	$2,115
__________
(1)Excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2023	2022	2021
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(72)	$(45)	$23
Fixed maturity securities, available-for-sale without an allowance(1)	(18,045)	(27,545)	39,467
Derivatives designated as cash flow hedges(2)	869	2,616	1,019
Derivatives designated as fair value hedges(2)	(60)	(54)	(35)
Other investments(3)	57	24	(36)
Net unrealized gains (losses) on investments	$(17,251)	$(25,004)	$40,438
__________
(1)Includes $126 million of net unrealized gains related to the September 30, 2023 transfer of held-to-maturity securities to available-for-sale securities.
(2)For additional information regarding cash flow and fair value hedges, see Note 5.
(3)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,693	$0	$0	$5,693	$6,179	$200	$200	$6,579
U.S. public corporate securities	0	118	0	118	0	0	0	0
Commercial mortgage-backed securities	245	0	0	245	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	10	0	0	10
Total securities sold under agreements to repurchase	$5,938	$118	$0	$6,056	$6,189	$200	$200	$6,589

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	67	0	67	61	0	61
Foreign government bonds	242	0	242	285	14	299
U.S. public corporate securities	4,399	420	4,819	4,109	395	4,504
Foreign public corporate securities	649	76	725	806	69	875
Equity securities	623	0	623	360	0	360
Total cash collateral for loaned securities(1)	$5,981	$496	$6,477	$5,622	$478	$6,100
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2023	2022
	(in millions)
Fixed maturities(1)	$21,187	$21,339
Fixed maturities, trading	50	30
Separate account assets	1,468	2,606
Equity securities	827	719
Other	336	355
Total securities pledged(2)	$23,868	$25,049
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(2)These assets are reported on the Company's Consolidated Statement of Financial Position.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2023	2022
	(in millions)
Securities sold under agreements to repurchase	$6,056	$6,589
Cash collateral for loaned securities	6,477	6,100
Separate account liabilities	1,507	2,703
Long-term debt	27	29
Total liabilities supported by the pledged collateral	$14,067	$15,421

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was $717 million as of December 31, 2023 (the largest components of which included $388 million of securities and $329 million of cash from OTC derivative counterparties) and $1,295 million as of December 31, 2022 (the largest components of which included $385 million of securities and $910 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2023	2022
	(in millions)
Assets on deposit with governmental authorities or trustees	$8	$10
Assets held in voluntary trusts(1)	510	476
Assets held in trust related to reinsurance and other agreements(2)	13,214	12,815
Securities restricted as to sale(3)	144	149
Total assets on deposit, assets held in trust and securities restricted as to sale	$13,876	$13,450
__________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $25.7 billion and $26.0 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2023 and 2022, respectively.
(3)Includes member and activity stock associated with memberships in the Federal Home Loan Bank of New York.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Fixed maturities, available-for-sale	$539	$398	$836	$90
Fixed maturities, held-to-maturity	0	0	0	689
Fixed maturities, trading	943	164	0	0
Equity securities	106	85	0	0
Commercial mortgage and other loans	764	784	0	0
Other invested assets	4,319	3,397	485	68
Cash and cash equivalents	302	375	0	0
Accrued investment income	7	2	3	3
Other assets	1,023	352	636	706
Total assets of consolidated VIEs	$8,003	$5,557	$1,960	$1,556
Other liabilities	$588	$389	$0	$0
Notes issued by consolidated VIEs(2)	1,374	374	0	0
Total liabilities of consolidated VIEs	$1,962	$763	$0	$0
__________
(1)Total assets of consolidated VIEs reflect $4,003 million and $3,403 million as of December 31, 2023 and 2022, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2023, the maturities of these obligations were between 0 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,165 million and $1,008 million at December 31, 2023 and 2022, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $18,796 million and $16,917 million as of December 31, 2023 and 2022, respectively. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant.

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and London Inter-Bank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Loan Commitments. In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, origination income or expense, and the value of service rights. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 25 for additional information.

Embedded Derivatives. The Company offers certain products (for example, indexed universal life) which may include features that are accounted for as embedded derivatives. These embedded derivatives are carried at fair value through “Realized investment gains (losses), net” based on the change in value of the underlying contractual features, which are determined using valuation models. As part of certain funds withheld reinsurance arrangements that are described in Note 15, the funds withheld liability may contain embedded derivatives, which would also be carried at fair value through “Realized investment gains (losses), net” based on the total return of the underlying asset portfolio.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,103 million and $1,455 million as of December 31, 2023 and 2022, respectively, and total derivative liabilities of $4,181 million and $3,055 million as of December 31, 2023 and 2022, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2023			December 31, 2022
Primary Underlying Risk / Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,582	$55	$(252)	$3,627	$66	$(245)
Interest Rate Forwards	0	0	0	398	0	(85)
Foreign Currency
Foreign Currency Forwards	4,748	43	(195)	4,830	155	(262)
Currency/Interest Rate
Foreign Currency Swaps	27,933	1,952	(676)	25,636	3,469	(333)
Total Derivatives Designated as Hedge Accounting Instruments	$36,263	$2,050	$(1,123)	$34,491	$3,690	$(925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$224,445	$8,604	$(21,599)	$212,934	$9,097	$(21,154)
Interest Rate Futures	10,448	7	(26)	18,080	13	(24)
Interest Rate Options	32,718	292	(1,095)	9,778	224	(280)
Interest Rate Forwards	3,678	39	(14)	2,354	21	(42)
Foreign Currency
Foreign Currency Forwards	27,686	965	(954)	31,317	1,556	(1,924)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	7,771	502	(164)	8,410	813	(170)
Credit
Credit Default Swaps	3,446	64	0	6,351	27	(57)
Equity
Equity Futures	672	1	(2)	1,372	1	(2)
Equity Options	51,792	1,688	(1,662)	38,323	708	(1,590)
Total Return Swaps	9,237	48	(514)	11,806	106	(184)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	78,009	1	(1)	84,338	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$451,152	$12,211	$(26,031)	$426,313	$12,567	$(25,428)
Total Derivatives(2)(3)	$487,415	$14,261	$(27,154)	$460,804	$16,257	$(26,353)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $8,096 million (including the Prismic funds withheld-related embedded derivative net liability of $508 million) and $2,997 million as of December 31, 2023, and 2022, respectively, primarily included in “Policyholder account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

As of December 31, 2023, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2023		December 31, 2022
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$224	$19	$297	$27
Policyholders’ account balances	$(810)	$219	$(966)	$217
Future policy benefits	$(2,441)	$298	$(2,354)	$391
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

Offsetting Assets and Liabilities

The following tables present recognized derivative instruments (excluding embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position:

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,169	$(13,158)	$1,011	$(240)	$771
Securities purchased under agreement to resell	388	0	388	(363)	25
Total Assets	$14,557	$(13,158)	$1,399	$(603)	$796
Offsetting of Financial Liabilities:
Derivatives	$27,154	$(22,973)	$4,181	$(3,775)	$406
Securities sold under agreement to repurchase	6,056	0	6,056	(5,811)	245
Total Liabilities	$33,210	$(22,973)	$10,237	$(9,586)	$651

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,178	$(14,802)	$1,376	$(702)	$674
Securities purchased under agreement to resell	385	0	385	(385)	0
Total Assets	$16,563	$(14,802)	$1,761	$(1,087)	$674
Offsetting of Financial Liabilities:
Derivatives	$26,352	$(23,298)	$3,054	$(3,054)	$0
Securities sold under agreement to repurchase	6,589	0	6,589	(6,589)	0
Total Liabilities	$32,941	$(23,298)	$9,643	$(9,643)	$0
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$2	$0	$0	$0	$0	$(31)	$(39)	$0
Currency	(1)	0	(1)	0	0	0	104	0
Total gains (losses) on derivatives designated as hedge instruments	1	0	(1)	0	0	(31)	65	0
Gains (losses) on the hedged item:
Interest Rate	(2)	0	13	0	0	2	10	0
Currency	1	0	1	0	0	0	(102)	0
Total gains (losses) on hedged item	(1)	0	14	0	0	2	(92)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(8)	(6)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(8)	(6)
Total gains (losses) on fair value hedges net of hedged item	0	0	13	0	0	(29)	(35)	(6)
Cash flow hedges
Interest Rate	(21)	0	(16)	0	0	0	0	23
Currency	8	0	0	0	0	0	0	(122)
Currency/Interest Rate	74	0	315	(189)	0	0	0	(1,648)
Total gains (losses) on cash flow hedges	61	0	299	(189)	0	0	0	(1,747)
Net investment hedges
Currency	0	0	0	0	0	0	0	12
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	12
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(285)	(1,657)	0	0	0	0	0	0
Currency	(567)	0	0	3	0	0	0	0
Currency/Interest Rate	(211)	0	0	(3)	0	0	0	0
Credit	164	0	0	0	0	0	0	0
Equity	1,751	(929)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives (3)	(3,133)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,281)	(2,586)	0	0	0	0	0	0
Total	$(2,220)	$(2,586)	$312	$(189)	$0	$(29)	$(35)	$(1,741)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$39	$0	$(5)	$0	$0	$(375)	$(438)	$0
Currency	(28)	0	(2)	0	0	0	(224)	0
Total gains (losses) on derivatives designated as hedge instruments	11	0	(7)	0	0	(375)	(662)	0
Gains (losses) on the hedged item:
Interest Rate	(39)	0	14	0	0	387	448	0
Currency	31	0	9	0	0	0	225	0
Total gains (losses) on hedged item	(8)	0	23	0	0	387	673	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	(19)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	(19)
Total gains (losses) on fair value hedges net of hedged item	3	0	16	0	0	12	7	(19)
Cash flow hedges
Interest Rate	(4)	0	(3)	0	0	0	0	(217)
Currency	15	0	0	0	0	0	0	191
Currency/Interest Rate	121	0	299	477	0	0	0	1,623
Total gains (losses) on cash flow hedges	132	0	296	477	0	0	0	1,597
Net investment hedges
Currency	0	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,410)	(6,483)	0	0	0	0	0	0
Currency	(400)	0	0	(3)	0	0	0	0
Currency/Interest Rate	854	0	0	6	0	0	0	0
Credit	5	0	0	0	0	0	0	0
Equity	6	1,403	0	0	0	0	0	0
Other	2	0	0	0	0	0	0	0
Embedded Derivatives (3)	(26)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,969)	(5,080)	0	3	0	0	0	0
Total	$(2,834)	$(5,080)	$312	$480	$0	$12	$7	$1,580

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021(2)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$20	$0	$(9)	$0	$0	$(98)	$(73)	$0
Currency	(8)	0	0	0	0	0	6	0
Total gains (losses) on derivatives designated as hedge instruments	12	0	(9)	0	0	(98)	(67)	0
Gains (losses) on the hedged item:
Interest Rate	(24)	0	16	0	0	133	96	0
Currency	7	0	2	0	0	0	(6)	0
Total gains (losses) on hedged item	(17)	0	18	0	0	133	90	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(6)	(46)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(6)	(46)
Total gains (losses) on fair value hedges net of hedged item	(5)	0	9	0	0	35	17	(46)
Cash flow hedges
Interest Rate	(2)	0	2	0	0	0	0	(13)
Currency	(4)	0	0	0	0	0	0	48
Currency/Interest Rate	105	0	271	181	0	0	0	1,152
Total gains (losses) on cash flow hedges	99	0	273	181	0	0	0	1,187
Net investment hedges
Currency	0	0	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	717	(2,592)	0	0	0	0	0	0
Currency	(364)	0	0	(3)	0	0	0	0
Currency/Interest Rate	802	0	0	5	0	0	0	0
Credit	61	0	0	0	0	0	0	0
Equity	(283)	(2,318)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0	0
Embedded Derivatives (3)	(1,145)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(211)	(4,910)	0	2	0	0	0	0
Total	$(117)	$(4,910)	$282	$183	$0	$35	$17	$1,132

__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $28 million for year ended December 31, 2023, $134 million for year ended December 31, 2022, and $25 million for year ended December 31, 2021.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes the Prismic funds withheld-related embedded derivative realized gain (loss) of $(508) million for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI
Interest Rate	(13)
Currency	44
Currency/Interest Rate	1,709
Total amount recorded in AOCI	1,740
Amount reclassified from AOCI to income
Interest Rate	0
Currency	4
Currency/Interest Rate	(557)
Total amount reclassified from AOCI to income	(553)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI
Interest Rate	(224)
Currency	206
Currency/Interest Rate	2,520
Total amount recorded in AOCI	2,502
Amount reclassified from AOCI to income
Interest Rate	7
Currency	(15)
Currency/Interest Rate	(897)
Total amount reclassified from AOCI to income	(905)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI
Interest Rate	(15)
Currency	(108)
Currency/Interest Rate	(1,448)
Total amount recorded in AOCI	(1,571)
Amount reclassified from AOCI to income
Interest Rate	38
Currency	(14)
Currency/Interest Rate	(200)
Total amount reclassified from AOCI to income	(176)
Balance, December 31, 2023	$869

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2023 values, it is estimated that a pre-tax gain of approximately $293 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2024.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $39 million for the year ended December 31, 2023, $134 million for the year ended December 31, 2022, and $16 million for the year ended December 31, 2021.

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

	December 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	2,723	19	0	0	89	5	634	40	3,446	64
Total	$0	$0	$0	$0	$2,723	$19	$0	$0	$89	$5	$634	$40	$3,446	$64

	December 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	48	0	0	0	5,197	(46)	0	0	0	0	782	15	6,027	(31)
Total	$48	$0	$0	$0	$5,197	$(46)	$0	$0	$0	$0	$782	$15	$6,027	$(31)
__________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 3% and 2% as of December 31, 2023, and 2022, respectively, of the index reference name rated as NAIC 6.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2023 and 2022, the Company had $0 million and $324 million of outstanding notional amounts and reported at fair value as an asset of $0 million and $1 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain OTC derivatives.

Level 3—Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain consolidated real estate funds for which the Company is the general partner, contracts or contract features pertaining to living benefit features (market risk benefits) of the Company’s variable annuity contracts and embedded derivatives associated with the index-linked features of certain universal life and annuity products.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,796	$0	$	$21,796
Obligations of U.S. states and their political subdivisions	0	8,451	7		8,458
Foreign government bonds	0	70,182	8		70,190
U.S. corporate public securities	0	98,097	75		98,172
U.S. corporate private securities(2)	0	38,199	2,821		41,020
Foreign corporate public securities	0	19,576	67		19,643
Foreign corporate private securities	0	30,447	1,843		32,290
Asset-backed securities(3)	0	12,236	359		12,595
Commercial mortgage-backed securities	0	8,954	938		9,892
Residential mortgage-backed securities	0	2,265	0		2,265
Subtotal	0	310,203	6,118		316,321
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Foreign government bonds	0	604	0		604
Corporate securities	0	79	0		79
Equity securities	1,004	1,275	0		2,279
Subtotal	1,004	2,164	0		3,168
Market risk benefit assets	0	0	1,981		1,981
Fixed maturities, trading	0	9,361	429		9,790
Equity securities(4)	5,953	1,538	512		8,003
Commercial mortgage and other loans	0	519	0		519
Other invested assets(5)	27	14,234	846	(13,158)	1,949
Short-term investments	125	3,746	29		3,900
Cash equivalents	2,240	8,058	4		10,302
Reinsurance recoverables and deposit receivables	0	(75)	224		149
Other assets	0	0	11		11
Separate account assets(6)(7)	8,925	161,793	1,094		171,812
Total assets	$18,274	$511,541	$11,248	$(13,158)	$527,905
Market risk benefit liabilities	$0	$0	$5,467	$	$5,467
Policyholders’ account balances	0	0	7,752		7,752
Reinsurance and funds withheld payables	0	490	0		490
Other liabilities	35	27,112	1	(22,973)	4,175
Notes issued by consolidated VIEs	0	0	778		778
Total liabilities	$35	$27,602	$13,998	$(22,973)	$18,662

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,069	$0	$	$26,069
Obligations of U.S. states and their political subdivisions	0	9,682	7		9,689
Foreign government bonds	0	73,218	8		73,226
U.S. corporate public securities	0	87,521	65		87,586
U.S. corporate private securities(2)	0	34,487	2,392		36,879
Foreign corporate public securities	0	20,621	66		20,687
Foreign corporate private securities	0	26,325	1,335		27,660
Asset-backed securities(3)	0	12,582	269		12,851
Commercial mortgage-backed securities	0	9,644	1,011		10,655
Residential mortgage-backed securities	0	2,408	9		2,417
Subtotal	0	302,557	5,162		307,719
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	189	0		189
Foreign government bonds	0	668	0		668
Corporate securities	0	88	0		88
Equity securities	780	1,119	0		1,899
Subtotal	780	2,064	0		2,844
Market risk benefit assets	0	0	800		800
Fixed maturities, trading	0	5,647	304		5,951
Equity securities	4,338	2,185	627		7,150
Commercial mortgage and other loans	0	137	0		137
Other invested assets(5)	15	16,241	539	(14,802)	1,993
Short-term investments	341	3,428	18		3,787
Cash equivalents	544	6,930	0		7,474
Reinsurance recoverables and deposit receivables	0	(103)	141		38
Other assets(8)	0	0	11		11
Separate account assets(6)(7)	8,310	162,414	1,081		171,805
Total assets	$14,328	$501,500	$8,683	$(14,802)	$509,709
Market risk benefit liabilities	$0	$0	$5,864	$	$5,864
Policyholders’ account balances	0	0	3,492		3,492
Reinsurance and funds withheld payables	0	(31)	0		(31)
Other liabilities(8)	26	26,327	1	(23,298)	3,056
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$26	$26,296	$9,357	$(23,298)	$12,381
__________
(1)“Netting” amounts represent cash collateral of $(9,815) million and $(8,496) million as of December 31, 2023 and 2022, respectively.
(2)Excludes notes with fair value of $12,370 million (carrying amount of $12,370 million) and $8,040 million (carrying amount of $8,040 million) as of December 31, 2023 and 2022, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)Equity securities excluded from the fair value hierarchy include a fund for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of this investment was $239 million.
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of December 31, 2023 and 2022, the fair values of such investments were $4,125 million and $3,689 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of December 31, 2023 and 2022, the fair value of such investments were $27,076 million and $25,874 million, respectively.
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
(8)Prior period amounts have been reclassified to conform to current period presentation.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2023 and 2022, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Reinsurance Recoverables and Deposit Receivables—Reinsurance recoverables and deposit receivables primarily includes an embedded derivative associated with receivables from modified coinsurance arrangements where the Company is the reinsurer and generally reflect the fair value of the invested assets retained by the cedant.

Other Assets—Other assets reflected in Level 3 includes the fair value of an operating joint venture held and accounted for using the fair value option.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market inputs from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts, commodity forward contracts, credit default swaps, loan commitments held for sale and TBA forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including SOFR, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

The majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over SOFR

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

into the discount rate used in determining the fair value of OTC derivative liabilities after netting of collateral. Rates used to discount expected cash flows to value OTC derivative assets reflect the terms of the Credit Support Annex (“CSA”).

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

Market Risk Benefits—As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Policyholders’ Account Balances—The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and annuity products that provide policyholders with index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.

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

Reinsurance and Funds Withheld Payables—Reinsurance and funds withheld payables primarily includes an embedded derivative associated with certain funds withheld reinsurance arrangements that are described in Note 15 and represents a total return swap associated with the assets supporting the liability to the reinsurer. The fair value of the liability is determined based on the valuation of the underlying funds withheld assets identified to support the payable due to the applicable reinsurance counterparties.

Other Liabilities—Other liabilities include certain derivative instruments. The fair values of derivative instruments are primarily determined consistent with those described above under “Derivative Instruments.”

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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,311	Discounted cash flow	Discount rate	0.57%	20%	8.65%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	3.55%	68.00%	57.63%	Increase
Commercial mortgage-backed securities	$938	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(7)	$1,981	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.41%	1.82%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$246	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.0X	6.3X	Increase
		Net Asset Value	Share price	$3	$1,714	$733	Increase
Liabilities:
Market risk benefit liabilities(7)	$5,467	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.41%	1.82%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(8)	$7,752	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.41%	1.85%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	25%		Increase
			Option Budget(14)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,128	Discounted cash flow	Discount rate	0.61%	20%	8.09%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	23.5X	8.3X	Increase
		Liquidation	Liquidation value	8.16%	8.25%	8.21%	Increase
Market risk benefit assets(7)	$800	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.50%	2.20%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Equity securities	$290	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$6	$1,708	$22	Increase
Separate account assets-commercial mortgage loans(6)	$74	Discounted cash flow	Spread	1.25%	2.10%	1.44%	Decrease
Liabilities:
Market risk benefit liabilities(7)	$5,864	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$3,492	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.17%	1.93%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase
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
(9)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.
(10)The spread over the SOFR swap curve and the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2023 and 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 15 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2023 and 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of December 31, 2023 and 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(13)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(14)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

Commercial Mortgage-backed Securities—Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.

Market Risk Benefits—The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Changes in Level 3 Assets and Liabilities––The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 14). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

	December 31, 2023(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	26	1,864	(211)	0	(988)	26	418	(187)	4,806	19
Structured securities(4)	1,289	(47)	587	(6)	0	(38)	(81)	113	(520)	1,297	(56)
Other assets:
Fixed maturities, trading	304	11	129	(39)	0	(23)	88	17	(58)	429	5
Equity securities	627	26	45	(75)	0	(36)	(41)	3	(37)	512	12
Other invested assets	539	(38)	361	(16)	0	0	0	0	0	846	(38)
Short-term investments	18	5	49	0	0	(43)	0	0	0	29	0
Cash equivalents	0	0	4	0	0	0	0	0	0	4	0
Reinsurance recoverables and deposit receivables	141	(40)	146	0	0	(23)	0	0	0	224	(63)
Other assets	11	0	0	0	0	0	0	0	0	11	0
Separate account assets(5)	1,081	55	450	(368)	0	(68)	0	50	(106)	1,094	42
Liabilities:
Policyholders’ account balances(6)	(3,492)	(2,601)	0	0	(1,664)	0	5	0	0	(7,752)	(322)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	9	0	0	0	0	(787)	0	0	(778)	9

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(25)	$0	$0	$(5)	$9	$(7)	$0	$0	$(30)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	9	0	0	2	0	5	0	0
Equity securities	(1)	27	0	0	0	0	12	0	0
Other invested assets	(4)	(34)	0	0	0	(4)	(34)	0	0
Short-term investments	3	0	0	0	2	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(40)	0	0	0	0	(63)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets(5)	0	0	55	0	0	0	0	42	0
Liabilities:
Policyholders’ account balances	(2,601)	0	0	0	0	(322)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	9	0	0	0	0	9	0	0

	December 31, 2022(7)(8)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$8	$(1)	$0	$0	$0	$0	$0	$0	$0	$7	$(1)
Foreign government	10	(1)	0	(1)	0	0	0	0	0	8	(1)
Corporate securities(3)	5,316	(532)	1,574	(219)	20	(874)	85	125	(1,637)	3,858	(544)
Structured securities(4)	1,986	(330)	705	(23)	0	(363)	(9)	7	(684)	1,289	(337)
Other assets:
Fixed maturities, trading	421	(16)	45	(48)	0	(81)	(3)	1	(15)	304	(17)
Equity securities	799	(18)	52	(244)	0	(7)	(27)	73	(1)	627	(39)
Other invested assets	493	12	98	(52)	0	(11)	(1)	0	0	539	12
Short-term investments	330	(5)	28	0	0	(340)	6	0	(1)	18	(6)
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Reinsurance recoverables and deposit receivables	72	44	51	0	0	(4)	(22)	0	0	141	48
Other assets(9)	(18)	67	12	0	0	(8)	(42)	0	0	11	0
Separate account assets(5)	1,283	(215)	254	(192)	0	(67)	0	94	(76)	1,081	(211)
Liabilities:
Policyholders’ account balances(6)	(1,436)	(66)	0	0	(1,078)	0	(912)	0	0	(3,492)	67
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(89)	$0	$0	$(783)	$8	$(101)	$0	$0	$(782)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(16)	0	0	0	0	(17)	0	0
Equity securities	0	(18)	0	0	0	0	(39)	0	0
Other invested assets	(12)	24	0	0	0	(12)	24	0	0
Short-term investments	(5)	0	0	0	0	(6)	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Reinsurance recoverables and deposit receivables	44	0	0	0	0	48	0	0	0
Other assets(9)	0	0	0	67	0	0	0	0	0
Separate account assets(5)	0	0	(215)	0	0	0	0	(211)	0
Liabilities:
Policyholders’ account balances	(66)	0	0	0	0	67	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	December 31, 2021(7)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$45	$0	$0	$(163)	$4	$(43)	$0	$0	$(153)
Assets supporting experience-rated contractholder liabilities	0	(6)	0	0	7	0	0	0	0
Other assets:
Fixed maturities, trading	0	36	0	0	0	0	34	0	0
Equity securities	0	117	0	0	0	0	145	0	0
Other invested assets	7	32	0	0	0	6	34	0	0
Short-term investments	0	0	0	0	1	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Reinsurance recoverables and deposit receivables	72	0	0	0	0	71	0	0	0
Other assets(9)	(55)	0	0	39	0	0	0	0	0
Separate account assets(5)	0	0	326	0	0	0	0	199	0
Liabilities:
Policyholders’ account balances	(1,174)	0	0	0	0	(10)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
__________
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
(7)Effective January 1, 2021, Future policy benefits and Reinsurance recoverables previously included in “Changes in Level 3 Assets and Liabilities” are now reported as Market Risk Benefits. See Note 14 for additional information.
(8)Excludes MRB assets of $1,981 million and $800 million and MRB liabilities of $5,467 million and $5,864 million as of December 31, 2023 and 2022, respectively. See Note 14 for additional information.
(9)Prior period amounts have been reclassified to conform to current period presentation.

Derivative Fair Value Information

The following tables present the balances of certain derivative assets and liabilities measured at fair value on a recurring basis, as of the dates indicated, by the primary underlying risks they are used to manage. These tables include NPR and exclude embedded derivatives. The derivative assets and liabilities shown below are included in “Other invested assets” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities,” above.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$8,990	$1	$	$8,998
Currency	0	1,008	0		1,008
Credit	0	64	0		64
Currency/Interest Rate	0	2,454	0		2,454
Equity	19	1,718	0		1,737
Other	0	0	0		0
Netting(1)				(13,158)	(13,158)
Total derivative assets	$26	$14,234	$1	$(13,158)	$1,103
Derivative Liabilities:
Interest Rate	$26	$22,960	$1	$	$22,987
Currency	0	1,149	0		1,149
Credit	0	0	0		0
Currency/Interest Rate	0	840	0		840
Equity	10	2,168	0		2,178
Other	0	0	0		0
Netting(1)				(22,973)	(22,973)
Total derivative liabilities	$36	$27,117	$1	$(22,973)	$4,181

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$13	$9,408	$1	$	$9,422
Currency	0	1,711	0		1,711
Credit	0	27	0		27
Currency/Interest Rate	0	4,282	0		4,282
Equity	1	814	0		815
Other	0	0	0		0
Netting(1)				(14,802)	(14,802)
Total derivative assets	$14	$16,242	$1	$(14,802)	$1,455
Derivative Liabilities:
Interest Rate	$24	$21,806	$1	$	$21,831
Currency	0	2,186	0		2,186
Credit	0	57	0		57
Currency/Interest Rate	0	503	0		503
Equity	2	1,774	0		1,776
Other	0	0	0		0
Netting(1)				(23,298)	(23,298)
Total derivative liabilities	$26	$26,326	$1	$(23,298)	$3,055
__________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.

Changes in Level 3 Derivative Assets and Liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Year Ended December 31, 2023
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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Gains (Losses):
Commercial mortgage loans(1)	$(29)	$0	$0
Mortgage servicing rights(2)	$0	$(1)	$6
Investment real estate	$(17)	$(12)	$(15)
Investment in JV/LP and Other	$(76)	$(129)	$0
Goodwill(4)	$(177)	$(903)	$(1,060)

	Year Ended December 31,
	2023	2022
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$34	$0
Mortgage servicing rights(2)	$0	$77
Investment real estate(3)	$113	$112
Investment in JV/LP and Other(3)	$186	$64
Goodwill(4)	$0	$177
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
(3)Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and December 31, 2023 for “Investment in JV/LP.” Reported carrying values for 2022 include values as of the measurement periods of June 30, 2022 and September 30, 2022 for “Investment real estate” and June 30, 2022 for “Investment in JV/LP.”
(4)The Company recognized a goodwill impairment charge for Assurance IQ in 2023, 2022, and 2021. The fair value was determined using weighting of an income approach based on discounted cash flow valuation techniques and a market approach based on forward market multiples of comparable publicly traded companies. The valuation in each year included unobservable inputs such as forecasted cash flows, discount rate applied, expected synergies and business growth rate assumptions under the income approach and forward market multiples of comparable peer companies and an implied control premium under the market approach. The inputs and assumptions applied are consistent with how a market participant would value Assurance IQ and the related goodwill. See Note 10 for additional information.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(9)	$0	$0

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Commercial mortgage and other loans:
Interest income	$9	$23	$15
Notes issued by consolidated VIEs:
Interest expense	$11	$0	$0

	Year Ended December 31,
	2023	2022
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$519	$137
Aggregate contractual principal as of period end	$512	$136
Other assets:
Fair value as of period end	$11	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$778	$0
Aggregate contractual principal as of period end	$787	$0
__________
(1)As of December 31, 2023, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$0	$0	$0	$0
Commercial mortgage and other loans	0	41	55,611	55,652	58,786
Policy loans	8	0	10,039	10,047	10,047
Other invested assets	0	97	0	97	97
Short-term investments	1,092	13	0	1,105	1,105
Cash and cash equivalents	8,709	408	0	9,117	9,117
Accrued investment income	0	3,287	0	3,287	3,287
Reinsurance recoverables and deposit receivables	0	5	5,171	5,176	5,176
Other assets	43	3,059	0	3,102	3,102
Total assets	$9,852	$6,910	$70,821	$87,583	$90,717
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,089	$37,794	$68,883	$72,604
Securities sold under agreements to repurchase	0	6,056	0	6,056	6,056
Cash collateral for loaned securities	0	6,477	0	6,477	6,477
Reinsurance and funds withheld payables(3)	0	9,553	(23)	9,530	9,530
Short-term debt(4)	0	535	83	618	618
Long-term debt(5)	564	16,938	766	18,268	18,882
Notes issued by consolidated VIEs	0	0	596	596	596
Other liabilities	0	6,950	32	6,982	6,982
Separate account liabilities—investment contracts	0	24,050	21,315	45,365	45,365
Total liabilities	$564	$101,648	$60,563	$162,775	$167,110

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,455	$0	$1,455	$1,296
Commercial mortgage and other loans	0	46	52,296	52,342	56,608
Policy loans	5	0	10,041	10,046	10,046
Other invested assets	0	102	0	102	102
Short-term investments	715	89	0	804	804
Cash and cash equivalents	9,388	389	0	9,777	9,777
Accrued investment income	0	3,012	0	3,012	3,012
Reinsurance recoverables and deposit receivables	0	7	754	761	761
Other assets(6)	48	2,922	0	2,970	2,970
Total assets	$10,156	$8,022	$63,091	$81,269	$85,376
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,665	$34,937	$66,602	$70,722
Securities sold under agreements to repurchase	0	6,589	0	6,589	6,589
Cash collateral for loaned securities	0	6,100	0	6,100	6,100
Reinsurance and funds withheld payables	0	720	(22)	698	698
Short-term debt(4)	0	613	164	777	775
Long-term debt(5)	550	17,324	790	18,664	19,908
Notes issued by consolidated VIEs	0	0	374	374	374
Other liabilities(6)	0	7,250	33	7,283	7,283
Separate account liabilities—investment contracts	0	27,735	25,270	53,005	53,005
Total liabilities	$550	$97,996	$61,546	$160,092	$165,454
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
(3)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $8,036 million (carrying amount of $8,036 million), a portion of which relates to insurance contracts as of December 31, 2023. See Note 15 for additional information regarding the reinsurance arrangement with Prismic Re.
(4)Excludes debt with fair value of $2,000 million (carrying amount of $2,000 million) and $500 million (carrying amount of $500 million) as of December 31, 2023 and December 31, 2022, respectively, which have been offset with the associated notes under a netting agreement.
(5)Excludes debt with fair value of $10,370 million (carrying amount of $10,370 million) and $11,790 million (carrying amount of $11,790 million) as of December 31, 2023 and December 31, 2022, respectively, which have been offset with the associated notes under a netting agreement.
(6)Prior period amounts have been reclassified to conform to current period presentation.

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

Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost; cash and cash equivalent instruments; accrued investment income; and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades, accounts receivable and restricted cash.

Reinsurance Recoverables and Deposit Receivables

Reinsurance recoverables and deposit receivables includes receivables from modified coinsurance arrangements where the Company is the reinsurer and generally reflect the fair value of the invested assets retained by the cedant. Deposits made are included in “Reinsurance recoverables and deposit receivables.” The deposit assets are adjusted as amounts are paid, consistent with the underlying contracts.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reinsurance and Funds Withheld Payables

Reinsurance and funds withheld payables includes amounts payable to the reinsurer under coinsurance with funds withheld and modified coinsurance arrangements where the Company is the cedant. Deposits received are included in “Reinsurance and funds withheld payables.” The deposit liabilities are adjusted as amounts are received, consistent with the underlying contracts.

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

Other Liabilities

Other liabilities are primarily payables, such as unsettled trades, drafts and accrued expense payables. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

7.DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Year Ended December 31, 2023
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,171	$2,288	$5,000	$4,710	$4,231	$20,400
Capitalization	261	160	608	586	610	2,225
Amortization expense	(366)	(212)	(244)	(326)	(315)	(1,463)
Other adjustments(1)	(390)	1	0	20	0	(369)
Foreign currency adjustment	0	0	0	(81)	(84)	(165)
Balance, EOP	$3,676	$2,237	$5,364	$4,909	$4,442	20,628
Other businesses						228
Total DAC balance						$20,856
__________
(1)Includes the impact of the reinsurance transaction with AuguStar in Individual Retirement Strategies. See Note 15 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,872	$2,372	$4,679	$4,685	$4,135	$20,743
Capitalization	277	127	556	579	600	2,139
Amortization expense	(401)	(211)	(235)	(318)	(300)	(1,465)
Other adjustments(1)	(577)	0	0	22	0	(555)
Foreign currency adjustment	0	0	0	(258)	(204)	(462)
Balance, EOP	$4,171	$2,288	$5,000	$4,710	$4,231	20,400
Other businesses						146
Total DAC balance						$20,546
__________
(1)Includes $(584) million in Individual Retirement Strategies related to the sale of PALAC. See Note 1 for additional information.

	Year Ended December 31, 2021
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$4,916	$2,417	$4,229	$4,615	$3,960	$20,137
Capitalization	360	169	682	654	672	2,537
Amortization expense	(422)	(214)	(232)	(329)	(309)	(1,506)
Other adjustments	18	0	0	23	0	41
Foreign currency adjustment	0	0	0	(278)	(188)	(466)
Balance, EOP	$4,872	$2,372	$4,679	$4,685	$4,135	20,743
Other businesses						230
Reclassified to “Assets held-for-sale”(1)						(1,210)
Total DAC balance						$19,763
__________
(1)Represents “Assets held-for-sale” of $(1,112) million and $(98) million related to the sales of PALAC in Individual Retirement Strategies and the Full Service Retirement business in Other businesses, respectively.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, BOP	$446	$799	$866
Capitalization	2	1	1
Amortization expense	(38)	(46)	(73)
Other adjustments(1)	0	(308)	5
Balance, EOP	410	446	799
Other businesses	33	34	37
Reclassified to “Assets held-for-sale”(2)	0	0	(342)
Total DSI balance	$443	$480	$494
__________
(1)The 2022 amount relates to the sale of PALAC. See Note 1 for additional information.
(2)Represents “Assets held-for-sale” in Individual Retirement Strategies.

Value of Business Acquired

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, BOP	$597	$746	$911
Amortization expense	(49)	(58)	(75)
Other adjustments	0	0	(1)
Foreign currency adjustment	(37)	(91)	(89)
Balance, EOP	511	597	746
Other businesses	19	24	237
Reclassified to “Assets held-for-sale”(1)	0	0	(205)
Total VOBA balance	$530	$621	$778
__________
(1)Represents “Assets held-for-sale” of $(27) million and $(178) million related to the sales of PALAC in Individual Retirement Strategies and the Full Services Retirement business in Other businesses, respectively.

The following table provides VOBA balances for the applicable businesses for the period ended December 31:

2023
(in millions)
Gibraltar Life	$511
Aoba Life	19
Total	$530

The following table provides estimated future amortization for the periods indicated:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$47	$43	$39	$36	$32	$333	$530

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

8.SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most variable annuity and variable life insurance contracts are offered with both separate and general account options. See Note 13 for additional information.

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,411	$5,208
Obligations of U.S. states and their political subdivisions	2,116	2,006
Foreign government bonds	101	120
U.S. corporate securities	12,782	13,135
Foreign corporate securities	3,288	3,261
Asset-backed securities	1,211	1,131
Mortgage-backed securities	14,253	14,653
Mutual funds:
Equity	88,397	82,781
Fixed Income	37,065	38,109
Other	5,587	3,797
Equity securities	5,410	5,177
Commercial mortgage and other loans	67	74
Other invested assets	20,739	24,590
Short-term investments	1,202	1,306
Cash and cash equivalents	2,259	2,331
Total	$198,888	$197,679

For the periods ended December 31, 2023, 2022 and 2021, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Year Ended December 31, 2023
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$40,056	$11,428	$93,395	$23,513	$32,930	$201,322
Deposits	6,848	259	446	103	2,972	10,628
Investment performance	(1,045)	830	12,598	1,828	6,742	20,953
Policy charges	(81)	(12)	(2,316)	(337)	(1,075)	(3,821)
Surrenders and withdrawals	(8,109)	(660)	(9,891)	(52)	(765)	(19,477)
Benefit payments	(3,477)	(562)	(95)	(290)	(342)	(4,766)
Net transfers (to) from general account	(501)	(74)	(17)	44	(1,344)	(1,892)
Other	(1,043)	(198)	10	212	105	(914)
Balance, EOP	$32,648	$11,011	$94,130	$25,021	$39,223	202,033
Other businesses(1)						(3,145)
Total separate account liabilities						$198,888

Cash surrender value(2)	$32,648	$11,011	$92,927	$24,911	$35,921	$197,418
__________
(1)Primarily represents activity from the Company’s Divested and Run-off Businesses as well as the impact of intercompany eliminations. There are no associated cash surrender charges.
(2)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

	Year Ended December 31, 2022
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$42,020	$14,064	$158,546	$27,097	$39,789	$281,516
Deposits	8,092	744	700	104	2,527	12,167
Investment performance	645	(2,256)	(23,956)	(3,984)	(6,934)	(36,485)
Policy charges	(68)	(15)	(2,682)	(332)	(1,014)	(4,111)
Surrenders and withdrawals	(6,561)	(3,177)	(9,422)	(34)	(712)	(19,906)
Benefit payments	(3,319)	(553)	(95)	(251)	(421)	(4,639)
Net transfers (to) from general account	(634)	2,674	(282)	41	(394)	1,405
Other(1)	(119)	(53)	(29,414)	872	89	(28,625)
Balance, EOP	$40,056	$11,428	$93,395	$23,513	$32,930	201,322
Other businesses(2)						(3,643)
Total separate account liabilities						$197,679

Cash surrender value(3)	$40,056	$11,428	$91,831	$23,391	$30,049	$196,755
__________
(1)Primarily represents the sale of PALAC in Individual Retirement Strategies.
(2)Primarily represents activity from the Company’s Divested and Run-off Businesses as well as the impact of intercompany eliminations. There are no associated cash surrender charges.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(3)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

	Year Ended December 31, 2021
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$38,139	$15,345	$158,708	$28,340	$33,877	$274,409
Deposits	10,330	(12)	1,665	104	2,648	14,735
Investment performance	4,417	225	17,469	628	5,743	28,482
Policy charges	(95)	(15)	(3,598)	(345)	(954)	(5,007)
Surrenders and withdrawals	(7,933)	(187)	(14,767)	(55)	(829)	(23,771)
Benefit payments	(3,200)	(616)	(140)	(234)	(424)	(4,614)
Net transfers (to) from general account	26	(120)	(796)	(2)	(352)	(1,244)
Other(1)	336	(556)	5	(1,339)	80	(1,474)
Balance, EOP	$42,020	$14,064	$158,546	$27,097	$39,789	281,516
Other businesses(2)						62,731
Reclassified to “Liabilities held-for-sale”(3)						(98,102)
Total separate account liabilities						$246,145

Cash surrender value(4)	$42,020	$14,064	$156,071	$26,965	$36,916	$276,036
__________
(1)Primarily represents open trades of fixed income securities in Group Insurance.
(2)Primarily represents activity from the Company’s Divested and Run-off Businesses including Full Service Retirement as well as the impact of intercompany eliminations. There are no associated cash surrender charges.
(3)Represents “Liabilities held-for-sale” of $65,835 million and $32,267 million in Full Service Retirement (included in “Other businesses”) and Individual Retirement Strategies, respectively.
(4)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

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

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2023(1)	2022	2021(2)
	(in millions)
Investment in operating joint ventures	$1,192	$1,211	$1,306
Dividends received from operating joint ventures	$66	$81	$116
After-tax equity in earnings of operating joint ventures	$49	$(62)	$98
__________
(1)In September of 2023, the Company acquired a 20% equity interest as a limited partner in Prismic. See Note 1 for additional information.
(2)In March of 2021, the Company sold its 35% ownership stake in Pramerica SGR, an asset management joint venture within PGIM. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $10 million, less than $1 million and $11 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

	PGIM	International Businesses	Corporate and Other(1)	Other(2)	Total
	(in millions)
Goodwill balance, December 31, 2020:	$258	$144	$2,623	$10	$3,035
Acquisitions(3)	304	0	0	0	304
Impairments	0	0	(1,060)	0	(1,060)
Foreign currency translation	(4)	(14)	(2)	0	(20)
Reclassified to “Assets held-for-sale”(4)	0	0	(455)	0	(455)
Goodwill balance, December 31, 2021:	558	130	1,106	10	1,804
Impairments	0	0	(903)	0	(903)
Foreign currency translation	(9)	(15)	(1)	0	(25)
Goodwill balance, December 31, 2022:	549	115	202	10	876
Acquisitions(5)	373	0	0	0	373
Impairments	0	0	(177)	0	(177)
Divestitures(6)	0	0	(23)	0	(23)
Foreign currency translation	30	(7)	(1)	0	22
Goodwill balance, December 31, 2023:	$952	$108	$1	$10	$1,071
__________
(1)Effective January 1, 2023, Assurance IQ no longer represents a separately reportable segment and is now included within Corporate and Other operations. Prior period amounts have been reclassified to conform to current period presentation.
(2)Other includes goodwill balances assigned to Individual Retirement Strategies, Individual Life, and Group Insurance.
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
(5)During 2023, PGIM acquired a majority stake in Deerpath Capital Management, LP, a leading U.S.-based private credit and direct lending manager.
(6)A foreign operation that was classified as a divested business and transferred to Corporate and Other during 2020 was sold in 2023.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed the annual goodwill impairment test using the quantitative approach for all reporting units at December 31, 2023. The estimated fair value of PGIM and Gibraltar and Other, within the International Businesses segment, incorporated a market approach based on an earnings multiple and significantly exceeded their carrying value as of December 31, 2023. The goodwill impairment test for Assurance IQ, within Corporate and Other operations, resulted in a full impairment of its assigned goodwill of $177 million pre-tax ($140 million after-tax) as of December 31, 2023. In 2022 and 2021, the company recorded non-cash impairment charges of $903 million pre-tax ($713 million after-tax) and $1,060 million pre-tax ($837 million after-tax), related to the goodwill assigned to Assurance IQ, respectively.

The annual quantitative goodwill impairment test for Assurance IQ estimated the fair value of the business by weighting the results from an income approach, based on discounted cash flow valuation techniques and a market valuation approach based on a forward sales multiple. The decline in the estimated fair value of Assurance IQ below its carrying value as of December 31, 2023 was primarily due to a reduction in the forecasted cash flows due to weaker than expected sales performance in the fourth quarter of 2023. The resulting $177 million pre-tax ($140 million after-tax) non-cash impairment charge was for all of the goodwill assigned to Assurance IQ as of December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

 Other Intangibles

Other intangible balances at December 31, are as follows:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$884	$(600)	$284	$882	$(569)	$313
Customer relationships	268	(158)	110	202	(146)	56
Software and other	189	(135)	54	199	(111)	88
Not subject to amortization	58	N/A	58	61	N/A	61
Total			$506			$518

The fair values of net mortgage servicing rights were $286 million and $316 million at December 31, 2023 and 2022, respectively. Amortization expense for other intangibles was $89 million, $104 million and $110 million for the years ending December 31, 2023, 2022 and 2021, respectively. The amortization expense amounts for 2023, 2022 and 2021 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for additional information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

	2024	2025	2026	2027	2028
	(in millions)
Estimated future amortization expense of other intangibles	$88	$78	$56	$51	$45

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 25 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 7 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

	December 31,
	2023	2022
	($ in millions)
Operating Leases:
Right-of-use assets	$286	$340
Lease liabilities	$311	$370

Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	2.82%	2.42%

Maturities of operating lease liabilities are as follows:

December 31, 2023
(in millions)
2024	$110
2025	80
2026	44
2027	32
2028	20
Thereafter	55
Total lease payments	341
Less imputed interest	(30)
Total	$311

As of December 31, 2023, the Company has an additional $190 million of payments on operating leases that have not yet commenced, primarily for properties to be used by various domestic operations. These operating leases will commence between 2024 and 2025 with lease terms from 5 years to 15 years.

Lease expense is included in “General and administrative expenses,” which consisted of operating lease and short-term costs. Operating lease costs were $121 million, $133 million, and $153 million for the years ended December 31, 2023, 2022, and 2021, respectively. Short-term lease costs were $74 million, $80 million, and $96 million for the years ended December 31, 2023, 2022, and 2021, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns certain real estate properties that are primarily reported within the investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying a practical expedient. Lease income included in “Net investment income” were $79 million, $85 million, and $100 million for the years ended December 31, 2023, 2022, and 2021, respectively. Lease income included in “Other income” were $11 million, $12 million, and $15 million for the years ended December 31, 2023, 2022, and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

12.LIABILITY FOR FUTURE POLICY BENEFITS

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

In 2021, the actuarial assumption update for direct and assumed benefit reserves and additional insurance reserves was immaterial.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$52,620	$11,282	$30,689	$28,951	$2,932	$126,474
Effect of cumulative changes in discount rate assumptions, BOP	14,349	572	1,354	1,326	103	17,704
Balance at original discount rate, BOP	66,969	11,854	32,043	30,277	3,035	144,178
Effect of assumption update	(1,117)	(1)	78	(175)	266	(949)
Effect of actual variances from expected experience and other activity	540	(223)	(1,092)	(845)	161	(1,459)
Adjusted balance, BOP	66,392	11,630	31,029	29,257	3,462	141,770
Issuances	20,914	750	2,292	1,583	0	25,539
Net premiums / considerations collected	(10,389)	(1,413)	(3,917)	(3,720)	(317)	(19,756)
Interest accrual	2,233	538	889	780	157	4,597
Foreign currency adjustment	4,126	0	(756)	(907)	0	2,463
Other adjustments	0	(3)	123	(4)	0	116
Balance at original discount rate, EOP	83,276	11,502	29,660	26,989	3,302	154,729
Effect of cumulative changes in discount rate assumptions, EOP	(11,869)	(228)	(596)	(622)	(16)	(13,331)
Balance, EOP	$71,407	$11,274	$29,064	$26,367	$3,286	141,398
Other businesses, EOP						86
Total balance, EOP						$141,484

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$117,754	$19,288	$78,639	$80,331	$10,685	$306,697
Effect of cumulative changes in discount rate assumptions, BOP	20,170	1,012	3,719	11,266	1,216	37,383
Balance at original discount rate, BOP	137,924	20,300	82,358	91,597	11,901	344,080
Effect of assumption update	(1,289)	(1)	145	44	357	(744)
Effect of actual variances from expected experience and other activity	514	(269)	(1,030)	(806)	160	(1,431)
Adjusted balance, BOP	137,149	20,030	81,473	90,835	12,418	341,905
Issuances	20,914	750	2,292	1,583	0	25,539
Interest accrual	5,109	944	2,615	2,287	594	11,549
Benefit payments	(11,477)	(1,522)	(3,965)	(5,057)	(270)	(22,291)
Foreign currency adjustment	4,209	0	(2,286)	(3,229)	0	(1,306)
Other adjustments	(18)	(16)	256	(28)	0	194
Balance at original discount rate, EOP	155,886	20,186	80,385	86,391	12,742	355,590
Effect of cumulative changes in discount rate assumptions, EOP	(14,751)	(334)	(563)	(7,355)	(603)	(23,606)
Balance, EOP	$141,135	$19,852	$79,822	$79,036	$12,139	331,984
Other businesses, EOP						1,716
Total balance, EOP						$333,700

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$69,728	$8,578	$50,757	$52,669	$8,852	$190,584
Flooring impact, EOP	61	0	19	6	0	86
Balance, EOP, post-flooring	69,789	8,578	50,776	52,675	8,852	190,670
Less: Reinsurance recoverable	5,539	744	102	202	0	6,587
Balance after reinsurance recoverable, EOP, post-flooring	$64,250	$7,834	$50,674	$52,473	$8,852	184,083
Other businesses, EOP(1)						1,563
Total balance after reinsurance recoverable, EOP						$185,646

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$68,791	$12,971	$39,517	$37,815	$3,585	$162,679
Effect of cumulative changes in discount rate assumptions, BOP	(4,414)	(1,892)	(3,516)	(3,239)	(644)	(13,705)
Balance at original discount rate, BOP	64,377	11,079	36,001	34,576	2,941	148,974
Effect of assumption update	249	1,313	(76)	(176)	49	1,359
Effect of actual variances from expected experience and other activity	371	(139)	(1,621)	(989)	184	(2,194)
Adjusted balance, BOP	64,997	12,253	34,304	33,411	3,174	148,139
Issuances	22,064	476	3,031	2,370	0	27,941
Net premiums / considerations collected	(14,765)	(1,404)	(4,149)	(4,218)	(284)	(24,820)
Interest accrual	1,640	542	935	859	145	4,121
Foreign currency adjustment	(6,967)	0	(2,220)	(2,145)	0	(11,332)
Other adjustments	0	(13)	142	0	0	129
Balance at original discount rate, EOP	66,969	11,854	32,043	30,277	3,035	144,178
Effect of cumulative changes in discount rate assumptions, EOP	(14,349)	(572)	(1,354)	(1,326)	(103)	(17,704)
Balance, EOP	$52,620	$11,282	$30,689	$28,951	$2,932	126,474
Other businesses, EOP						88
Total balance, EOP						$126,562

	Year Ended December 31, 2022
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$142,593	$22,768	$109,562	$114,846	$15,810	$405,579
Effect of cumulative changes in discount rate assumptions, BOP	(13,706)	(3,876)	(21,554)	(13,476)	(4,482)	(57,094)
Balance at original discount rate, BOP	128,887	18,892	88,008	101,370	11,328	348,485
Effect of assumption update	(187)	1,777	(115)	(164)	49	1,360
Effect of actual variances from expected experience and other activity	273	(218)	(1,730)	(892)	208	(2,359)
Adjusted balance, BOP	128,973	20,451	86,163	100,314	11,585	347,486
Issuances	22,064	476	3,031	2,370	0	27,941
Interest accrual	4,231	937	2,641	2,399	554	10,762
Benefit payments	(9,629)	(1,547)	(3,725)	(5,975)	(238)	(21,114)
Foreign currency adjustment	(7,180)	0	(6,043)	(7,489)	0	(20,712)
Other adjustments	(535)	(17)	291	(22)	0	(283)
Balance at original discount rate, EOP	137,924	20,300	82,358	91,597	11,901	344,080
Effect of cumulative changes in discount rate assumptions, EOP	(20,170)	(1,012)	(3,719)	(11,266)	(1,216)	(37,383)
Balance, EOP	$117,754	$19,288	$78,639	$80,331	$10,685	306,697
Other businesses, EOP						1,921
Total balance, EOP						$308,618

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$65,134	$8,006	$47,950	$51,380	$7,753	$180,223
Flooring impact, EOP	1	0	106	140	0	247
Balance, EOP, post-flooring	65,135	8,006	48,056	51,520	7,753	180,470
Less: Reinsurance recoverable	0	708	126	203	0	1,037
Balance after reinsurance recoverable, EOP, post-flooring	$65,135	$7,298	$47,930	$51,317	$7,753	179,433
Other businesses, EOP(1)						1,758
Total balance after reinsurance recoverable, EOP						$181,191

	Year Ended December 31, 2021
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$69,421	$12,851	$43,283	$41,537	$4,503	$171,595
Effect of cumulative changes in discount rate assumptions, BOP	(8,193)	(2,475)	(5,080)	(4,479)	(1,004)	(21,231)
Balance at original discount rate, BOP	61,228	10,376	38,203	37,058	3,499	150,364
Effect of assumption update	(2,344)	41	(624)	124	(490)	(3,293)
Effect of actual variances from expected experience and other activity	(710)	531	(159)	(252)	79	(511)
Adjusted balance, BOP	58,174	10,948	37,420	36,930	3,088	146,560
Issuances	15,622	788	4,168	3,495	0	24,073
Net premiums / considerations collected	(10,577)	(1,230)	(4,477)	(4,745)	(281)	(21,310)
Interest accrual	1,710	499	983	918	148	4,258
Foreign currency adjustment	(624)	0	(2,283)	(2,025)	0	(4,932)
Other adjustments	72	74	190	3	(14)	325
Balance at original discount rate, EOP	64,377	11,079	36,001	34,576	2,941	148,974
Effect of cumulative changes in discount rate assumptions, EOP	4,414	1,892	3,516	3,239	644	13,705
Balance, EOP	$68,791	$12,971	$39,517	$37,815	$3,585	162,679
Other businesses, EOP						120
Total balance, EOP						$162,799

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$144,315	$23,400	$117,484	$124,342	$17,365	$426,906
Effect of cumulative changes in discount rate assumptions, BOP	(21,509)	(5,137)	(27,664)	(18,263)	(5,909)	(78,482)
Balance at original discount rate, BOP	122,806	18,263	89,820	106,079	11,456	348,424
Effect of assumption update	(2,458)	42	(619)	145	(509)	(3,399)
Effect of actual variances from expected experience and other activity	(818)	539	(97)	(215)	63	(528)
Adjusted balance, BOP	119,530	18,844	89,104	106,009	11,010	344,497
Issuances	15,622	788	4,168	3,495	0	24,073
Interest accrual	4,054	866	2,718	2,516	534	10,688
Benefit payments	(9,613)	(1,658)	(2,553)	(3,750)	(199)	(17,773)
Foreign currency adjustment	(611)	0	(5,833)	(6,862)	0	(13,306)
Other adjustments	(95)	52	404	(38)	(17)	306
Balance at original discount rate, EOP	128,887	18,892	88,008	101,370	11,328	348,485
Effect of cumulative changes in discount rate assumptions, EOP	13,706	3,876	21,554	13,476	4,482	57,094
Balance, EOP	$142,593	$22,768	$109,562	$114,846	$15,810	405,579
Other businesses, EOP						2,623
Reclassified to “Liabilities held-for-sale”						(264)
Total balance, EOP						$407,938

	Year Ended December 31, 2021
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$73,802	$9,797	$70,045	$77,031	$12,225	$242,900
Flooring impact, EOP	327	1	4	1	0	333
Balance, EOP, post-flooring	74,129	9,798	70,049	77,032	12,225	243,233
Less: Reinsurance recoverable	0	532	142	279	0	953
Balance after reinsurance recoverable, EOP, post-flooring	$74,129	$9,266	$69,907	$76,753	$12,225	242,280
Other businesses, EOP(1)						2,500
Reclassified to “Liabilities held-for-sale”						(264)
Total balance after reinsurance recoverable, EOP						$244,516
__________
(1)Reflects balance after reinsurance recoverable of $69 million, $76 million, and $5 million at December 31, 2023, 2022 and 2021, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$134,192	$23,083	$69,238	$56,398	$6,852
Discounted expected future gross premiums (at original discount rate)	$90,606	$15,322	$53,640	$45,319	$4,509
Discounted expected future gross premiums (at current discount rate)	$77,520	$15,044	$53,102	$44,420	$4,491
Undiscounted expected future benefits and expenses	$242,617	$31,114	$139,620	$141,171	$30,761
Interest accrual	$2,876	$406	$1,726	$1,507	$437
Gross premiums	$11,156	$1,848	$6,199	$6,154	$448
Weighted-average duration of the liability in years (at original discount rate)	9	10	19	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	19	17	17
Weighted-average interest rate (at original discount rate)	4.62%	5.17%	3.43%	2.57%	4.91%
Weighted-average interest rate (at current discount rate)	5.03%	4.99%	3.06%	2.97%	5.25%

	Year Ended December 31, 2022
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$103,284	$23,526	$74,196	$64,059	$6,971
Discounted expected future gross premiums (at original discount rate)	$72,479	$15,628	$57,985	$50,968	$4,539
Discounted expected future gross premiums (at current discount rate)	$56,950	$14,886	$56,068	$48,902	$4,391
Undiscounted expected future benefits and expenses	$209,770	$31,412	$148,331	$155,711	$29,613
Interest accrual	$2,591	$395	$1,706	$1,540	$409
Gross premiums	$15,427	$1,875	$6,731	$6,987	$441
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	20	19
Weighted-average duration of the liability in years (at current discount rate)	8	10	19	18	18
Weighted-average interest rate (at original discount rate)	4.37%	5.21%	3.40%	2.50%	4.91%
Weighted-average interest rate (at current discount rate)	5.39%	5.39%	3.12%	2.98%	5.63%

	Year Ended December 31, 2021
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$96,352	$25,411	$80,678	$72,701	$7,261
Discounted expected future gross premiums (at original discount rate)	$69,809	$16,565	$63,169	$58,073	$4,646
Discounted expected future gross premiums (at current discount rate)	$74,714	$19,480	$69,781	$63,540	$5,645
Undiscounted expected future benefits and expenses	$193,871	$29,247	$159,177	$168,706	$29,382
Interest accrual	$2,344	$367	$1,735	$1,598	$386
Gross premiums	$11,022	$1,867	$7,376	$8,000	$433
Weighted-average duration of the liability in years (at original discount rate)	9	10	21	20	19
Weighted-average duration of the liability in years (at current discount rate)	10	11	23	21	21
Weighted-average interest rate (at original discount rate)	4.17%	5.25%	3.38%	2.42%	4.90%
Weighted-average interest rate (at current discount rate)	2.74%	2.55%	1.66%	1.60%	3.02%

For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

In 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In 2022, there was a $190 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $80 million gain reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in 2022 was primarily due to unfavorable assumption updates related to the term life business in Individual Life.

In 2021, there was a $117 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $10 million gain reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in 2021 was primarily due to new pension risk transfer business in Institutional Retirement Strategies, for which the present value of expected benefits at the required discount rate exceeds the premium received, with additional charges related to the term life business in Individual Life and International Businesses.

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the period indicated are as follows:

	Year Ended December 31, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,532	$3,379	$5,261	$14,172
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of assumption update	35	(67)	(228)	(260)
Effect of actual variances from expected experience and other activity	21	(14)	(61)	(54)
Adjusted balance, BOP	5,588	3,298	4,971	13,857
Profits deferred	342	1,674	1,331	3,347
Interest accrual	227	148	152	527
Amortization	(565)	(1,158)	(1,015)	(2,738)
Foreign currency adjustment	15	(39)	(137)	(161)
Other adjustments	8	32	0	40
Balance, EOP, pre-flooring	5,615	3,955	5,302	14,872
Flooring impact, EOP	0	1	1	2
Balance, EOP	5,615	3,956	5,303	14,874
Less: Reinsurance recoverable	386	9	10	405
Balance after reinsurance recoverable	$5,229	$3,947	$5,293	14,469
Other businesses				148
Total balance after reinsurance recoverable				$14,617

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,183	$2,741	$5,014	$12,938
Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,183	2,741	5,013	12,937
Effect of assumption update	382	28	(5)	405
Effect of actual variances from expected experience and other activity	102	(1)	(110)	(9)
Adjusted balance, BOP	5,667	2,768	4,898	13,333
Profits deferred	230	1,725	1,555	3,510
Interest accrual	214	123	143	480
Amortization	(548)	(1,131)	(1,036)	(2,715)
Foreign currency adjustment	(30)	(131)	(300)	(461)
Other adjustments	(1)	25	0	24
Balance, EOP, pre-flooring	5,532	3,379	5,260	14,171
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,532	3,379	5,261	14,172
Less: Reinsurance recoverable	0	8	10	18
Balance after reinsurance recoverable	$5,532	$3,371	$5,251	14,154
Other businesses				183
Total balance after reinsurance recoverable				$14,337

	Year Ended December 31, 2021
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,116	$2,074	$4,476	$11,666
Flooring impact, BOP	0	0	0	0
Balance, BOP, pre-flooring	5,116	2,074	4,476	11,666
Effect of assumption update	112	4	(12)	104
Effect of actual variances from expected experience and other activity	180	0	(3)	177
Adjusted balance, BOP	5,408	2,078	4,461	11,947
Profits deferred	104	1,769	1,743	3,616
Interest accrual	202	94	127	423
Amortization	(527)	(1,108)	(1,054)	(2,689)
Foreign currency adjustment	(4)	(127)	(268)	(399)
Other adjustments	0	35	4	39
Balance, EOP, pre-flooring	5,183	2,741	5,013	12,937
Flooring impact, EOP	0	0	1	1
Balance, EOP	5,183	2,741	5,014	12,938
Less: Reinsurance recoverable	0	8	16	24
Balance after reinsurance recoverable	$5,183	$2,733	$4,998	12,914
Other businesses				227
Reclassified to “Liabilities held-for-sale”				(25)
Total balance after reinsurance recoverable				$13,116

The following tables provide supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(68)	$(615)	$(179)
Interest accrual	$227	$148	$152

	Year Ended December 31, 2022
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(378)	$(773)	$(547)
Interest accrual	$214	$123	$143

	Year Ended December 31, 2021
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(70)	$(792)	$(805)
Interest accrual	$202	$94	$127
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$12,684	$11,708	$10,929
Flooring impact and amounts in AOCI	1,285	(909)	(1,186)
Balance, excluding amounts in AOCI, BOP, pre-flooring	13,969	10,799	9,743
Effect of assumption update	23	2,200	(1)
Effect of actual variances from expected experience and other activity	32	(221)	55
Adjusted balance, BOP	14,024	12,778	9,797
Assessments collected(1)	938	973	858
Interest accrual	488	435	347
Benefits paid	(301)	(217)	(203)
Other adjustments	2	0	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	15,151	13,969	10,799
Flooring impact and amounts in AOCI	(843)	(1,285)	909
Balance, including amounts in AOCI, EOP, post-flooring	14,308	12,684	11,708
Less: Reinsurance recoverable	5,852	5,075	4,623
Balance after reinsurance recoverable, including amounts in AOCI, EOP	8,456	7,609	7,085
Other businesses	131	138	226
Total balance after reinsurance recoverable	$8,587	$7,747	$7,311
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2023	2022	2021
	($ in millions)
Interest accrual	$488	$435	$347
Gross assessments	$2,947	$2,678	$3,018
Weighted-average duration of the liability in years (at original discount rate)	22	23	19
Weighted-average interest rate (at original discount rate)	3.40%	3.38%	3.38%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Benefit reserves, EOP, post-flooring	$192,302	$182,304	$245,474
Deferred profit liability, EOP, post-flooring	15,022	14,356	13,140
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	14,439	12,822	11,934
Subtotal of amounts disclosed above	221,763	209,482	270,548
Other Future Policy Benefits reserves(1)	51,518	52,291	54,394
Total Future Policy Benefits	$273,281	$261,773	$324,942
__________
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Year Ended December 31, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$11,156	$1,848	$0	$6,199	$6,154	$540	$25,897
Deferred profit liability	(68)	0	0	(615)	(179)	34	(828)
Additional insurance reserves	0	0	2,947	0	0	0	2,947
Total	$11,088	$1,848	$2,947	$5,584	$5,975	$574	$28,016

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$15,427	$1,875	$0	$6,731	$6,987	$522	$31,542
Deferred profit liability	(378)	0	0	(773)	(547)	42	(1,656)
Additional insurance reserves	0	0	2,678	1	0	0	2,679
Total	$15,049	$1,875	$2,678	$5,959	$6,440	$564	$32,565

	Year Ended December 31, 2021
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$11,022	$1,867	$0	$7,376	$8,000	$538	$28,803
Deferred profit liability	(70)	0	0	(792)	(805)	270	(1,397)
Additional insurance reserves	0	0	3,018	0	0	0	3,018
Total	$10,952	$1,867	$3,018	$6,584	$7,195	$808	$30,424

	Year Ended December 31, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$2,876	$406	$0	$1,726	$1,507	$490	$7,005
Deferred profit liability	227	0	0	148	152	4	531
Additional insurance reserves	0	0	488	2	0	0	490
Total	$3,103	$406	$488	$1,876	$1,659	$494	$8,026

	Year Ended December 31, 2022
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$2,591	$395	$0	$1,706	$1,540	$464	$6,696
Deferred profit liability	214	0	0	123	143	6	486
Additional insurance reserves	0	0	435	3	0	0	438
Total	$2,805	$395	$435	$1,832	$1,683	$470	$7,620

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$2,344	$367	$0	$1,735	$1,598	$445	$6,489
Deferred profit liability	202	0	0	94	127	6	429
Additional insurance reserves	0	0	347	4	1	0	352
Total	$2,546	$367	$347	$1,833	$1,726	$451	$7,270
__________
(1)Represents “Gross premiums” for benefit reserves, “Revenue” for deferred profit liability and “Gross assessments” for additional insurance reserves.
(2)Includes remaining balances disclosed above and balances for which disaggregated rollforward disclosures may not be presented above.

13.POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	$118,377
Deposits	5,657	4,638	2,659	1,212	2,447	2,417	6,611	25,641
Interest credited	677	305	129	165	773	709	736	3,494
Dispositions	0	0	0	0	0	0	0	0
Policy charges	(23)	(24)	(9)	(323)	(2,047)	(312)	(217)	(2,955)
Surrenders and withdrawals	(5,290)	(704)	(414)	(1,552)	(1,820)	(218)	(1,487)	(11,485)
Benefit payments	(659)	(76)	(76)	0	(154)	(266)	(1,919)	(3,150)
Net transfers (to) from separate account	0	34	0	(48)	1,393	0	0	1,379
Change in market value and other adjustments(1)	0	2,068	163	0	345	31	(9)	2,598
Foreign currency adjustment	0	0	0	0	0	(580)	(590)	(1,170)
Balance, end of period	17,738	23,765	7,095	5,293	27,439	12,949	38,450	132,729
Less: Reinsurance recoverable(2)	0	0	0	0	0	1	20	21
Policyholders' account balance net of reinsurance recoverable	$17,738	$23,765	$7,095	$5,293	$27,439	$12,948	$38,430	132,708
Closed Block Division								4,500
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,326
Other(3)								4,463
Total Policyholders' account balance								$147,018
Weighted-average crediting rate	3.85%	1.48%	2.21%	2.96%	2.87%	5.88%	1.99%	2.78%
Net amount at risk(4)	$0	$0	$0	$72,858	$382,399	$19,276	$6,453	$480,986
Cash surrender value(5)	$17,738	$21,640	$5,827	$4,021	$23,234	$11,268	$33,833	$117,561

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$16,391	$14,125	$4,652	$6,273	$26,859	$11,555	$37,615	$117,470
Deposits	6,083	4,777	753	1,233	2,551	1,499	3,978	20,874
Interest credited	561	211	87	153	816	38	518	2,384
Dispositions(6)	0	(1,405)	(440)	0	0	0	0	(1,845)
Policy charges	(22)	(6)	(5)	(322)	(2,040)	(216)	(174)	(2,785)
Surrenders and withdrawals	(5,075)	(372)	(163)	(1,457)	(1,657)	(210)	(2,816)	(11,750)
Benefit payments	(562)	(92)	(176)	0	(197)	(253)	(1,966)	(3,246)
Net transfers (to) from separate account	0	246	0	(41)	449	0	0	654
Change in market value and other adjustments(1)	0	40	(65)	0	(279)	28	(10)	(286)
Foreign currency adjustment	0	0	0	0	0	(1,273)	(1,820)	(3,093)
Balance, end of period	17,376	17,524	4,643	5,839	26,502	11,168	35,325	118,377
Less: Reinsurance recoverable(2)	0	0	0	0	12	1	22	35
Policyholders' account balance net of reinsurance recoverable	$17,376	$17,524	$4,643	$5,839	$26,490	$11,167	$35,303	118,342
Closed Block Division								4,607
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,581
Other(3)								8,059
Total Policyholders' account balance								$135,624
Weighted-average crediting rate	3.33%	1.34%	1.88%	2.53%	3.06%	3.41%	1.42%	2.32%
Net amount at risk(4)	$0	$0	$0	$70,574	$367,698	$17,205	$7,138	$462,615
Cash surrender value(5)	$17,376	$15,297	$3,581	$4,147	$21,766	$9,612	$31,270	$103,049

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Corporate and Other	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Full Service
	($ in millions)
Balance, beginning of period	$18,456	$8,169	$4,215	$7,440	$26,597	$11,383	$39,716	$36,561	$152,537
Deposits	4,188	4,326	841	1,039	3,091	1,446	2,746	5,918	23,595
Interest credited	549	244	15	171	746	511	649	900	3,785
Dispositions	0	0	0	0	0	0	0	0	0
Policy charges	(23)	(3)	(5)	(321)	(1,993)	(196)	(101)	(231)	(2,873)
Surrenders and withdrawals	(6,238)	(346)	(301)	(2,058)	(1,852)	(222)	(1,374)	(6,503)	(18,894)
Benefit payments	(541)	(190)	(113)	0	(221)	(261)	(2,257)	0	(3,583)
Net transfers (to) from separate account	0	837	0	2	406	0	0	433	1,678
Change in market value and other adjustments(1)	0	1,088	0	0	85	21	(19)	(573)	602
Foreign currency adjustment	0	0	0	0	0	(1,127)	(1,745)	0	(2,872)
Balance, end of period	16,391	14,125	4,652	6,273	26,859	11,555	37,615	36,505	153,975
Less: Reinsurance recoverable(2)	0	0	0	0	13	1	27	0	41
Policyholders' account balance net of reinsurance recoverable	$16,391	$14,125	$4,652	$6,273	$26,846	$11,554	$37,588	$36,505	153,934
Closed Block Division									4,737
Unearned revenue reserve, unearned expense credit, and additional interest reserve									3,905
Other									339
Reclassified to “Liabilities held-for-sale”(7)									(39,914)
Total Policyholders' account balance									$123,042
Weighted-average crediting rate	3.15%	2.19%	0.34%	2.50%	2.79%	4.46%	1.68%	2.46%	2.47%
Net amount at risk(4)	$0	$0	$16	$67,471	$352,407	$15,362	$8,461	$0	$443,717
Cash surrender value(5)	$16,391	$13,903	$3,157	$3,736	$21,594	$10,441	$36,273	$36,505	$142,000
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)The amount of recoverable related to reinsurance agreements that reduce the risk of the policyholders' account balance gross liability.
(3)Includes $5,479 million and $8,133 million of Full Service account balances reinsured to Great-West for December 31, 2023 and December 31, 2022, respectively. See Note 1 for further information.
(4)The net amount at risk calculation includes both general account and separate account balances.
(5)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.
(6)Represents the net impact from the sale of PALAC in Individual Retirement Strategies.
(7)Represents “Liabilities held-for-sale” of $(11,750) million and $(28,164) million related to the sale of PALAC and Full Service Retirement Business, respectively.

Policyholders’ account balances for Institutional Retirement Strategies and Life Planner includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”) at December 31, 2023, 2022 and 2021 are $5,597 million, $5,064 million and $4,959 million, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from three months to five years. Included in the amounts at December 31, 2023, 2022 and 2021 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $3,474 million, $2,968 million and $3,117 million, respectively, and short-term note liability of $2,156 million, $2,130 million and $1,847 million, respectively.

Also included in Policyholders’ account balances for Institutional Retirement Strategies are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) at December 31, 2023, 2022 and 2021 totaling $2,628 million, $2,628 million, and $1,050 million, respectively. These obligations, which are carried at amortized cost, have

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

fixed interest rates that range from 1.925% to 4.510% and original maturities ranging from nine months to seven years. For additional details on the FHLBNY program, see Note 18.

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

The Company also issues annuity contracts that provide certain death benefit and/or living benefit guarantees and are accounted for as MRBs. See Note 14 for additional information, including the net amount at risk associated with these guarantees.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$589	$0	$0	$0	$589
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	596	0	0	0	596
3.00% - 4.00%	5,041	0	0	0	5,041
Greater than 4.00%	1,906	0	0	0	1,906
Total	$9,684	$0	$0	$0	$9,684
Retirement Strategies - Individual Variable
Less than 1.00%	$908	$807	$18	$0	$1,733
1.00% - 1.99%	218	2	1	0	221
2.00% - 2.99%	29	4	4	0	37
3.00% - 4.00%	1,942	13	10	0	1,965
Greater than 4.00%	95	0	0	0	95
Total	$3,192	$826	$33	$0	$4,051
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$1	$117	$118
1.00% - 1.99%	526	122	250	80	978
2.00% - 2.99%	550	469	562	17	1,598
3.00% - 4.00%	321	11	0	0	332
Greater than 4.00%	95	0	0	0	95
Total	$1,492	$602	$813	$214	$3,121
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,147	$1,147
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	29	0	0	0	29
3.00% - 4.00%	1,543	0	0	50	1,593
Greater than 4.00%	73	0	0	0	73
Total	$1,645	$0	$0	$1,197	$2,842
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$368	$368
1.00% - 1.99%	201	0	2,588	813	3,602
2.00% - 2.99%	30	1,445	2,944	340	4,759
3.00% - 4.00%	4,422	4,092	1,311	19	9,844
Greater than 4.00%	5,491	0	0	0	5,491
Total	$10,144	$5,537	$6,843	$1,540	$24,064
International Businesses - Life Planner
Less than 1.00%	$331	$43	$89	$1,996	$2,459
1.00% - 1.99%	2,969	28	0	0	2,997
2.00% - 2.99%	2,124	0	0	0	2,124
3.00% - 4.00%	354	0	0	0	354
Greater than 4.00%	400	0	0	0	400
Total	$6,178	$71	$89	$1,996	$8,334
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,975	$0	$0	$0	$15,975
1.00% - 1.99%	9,016	63	0	0	9,079
2.00% - 2.99%	3,114	310	36	0	3,460
3.00% - 4.00%	4,378	0	0	0	4,378
Greater than 4.00%	5,419	0	0	0	5,419
Total	$37,902	$373	$36	$0	$38,311

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,575	0	0	0	1,575
2.00% - 2.99%	672	0	0	0	672
3.00% - 4.00%	5,697	0	0	0	5,697
Greater than 4.00%	1,510	0	0	0	1,510
Total	$9,855	$0	$0	$0	$9,855
Retirement Strategies - Individual Variable
Less than 1.00%	$1,009	$861	$19	$0	$1,889
1.00% - 1.99%	246	2	1	0	249
2.00% - 2.99%	33	1	0	0	34
3.00% - 4.00%	2,289	10	10	0	2,309
Greater than 4.00%	111	0	0	0	111
Total	$3,688	$874	$30	$0	$4,592
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	614	113	250	83	1,060
2.00% - 2.99%	474	0	0	0	474
3.00% - 4.00%	389	4	0	0	393
Greater than 4.00%	105	0	0	0	105
Total	$1,582	$117	$250	$83	$2,032
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,564	$1,564
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	53	0	0	0	53
3.00% - 4.00%	1,658	0	0	0	1,658
Greater than 4.00%	3	0	0	0	3
Total	$1,721	$0	$0	$1,564	$3,285
Individual Life - Variable / Universal Life
Less than 1.00%	$12	$0	$0	$0	$12
1.00% - 1.99%	420	0	774	1,928	3,122
2.00% - 2.99%	402	121	2,414	1,844	4,781
3.00% - 4.00%	7,787	32	2,280	145	10,244
Greater than 4.00%	5,594	0	0	0	5,594
Total	$14,215	$153	$5,468	$3,917	$23,753
International Businesses - Life Planner
Less than 1.00%	$356	$27	$93	$404	$880
1.00% - 1.99%	3,175	24	0	0	3,199
2.00% - 2.99%	2,285	0	0	0	2,285
3.00% - 4.00%	330	0	0	0	330
Greater than 4.00%	405	0	0	0	405
Total	$6,551	$51	$93	$404	$7,099
International Businesses - Gibraltar Life and Other
Less than 1.00%	$17,485	$0	$0	$0	$17,485
1.00% - 1.99%	10,064	0	0	0	10,064
2.00% - 2.99%	3,277	345	43	0	3,665
3.00% - 4.00%	2,555	0	0	0	2,555
Greater than 4.00%	1,303	0	0	0	1,303
Total	$34,684	$345	$43	$0	$35,072

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,470	0	0	0	1,470
2.00% - 2.99%	832	0	0	0	832
3.00% - 4.00%	5,119	0	0	0	5,119
Greater than 4.00%	1,535	0	0	0	1,535
Total	$8,956	$0	$0	$0	$8,956
Retirement Strategies - Individual Variable
Less than 1.00%	$1,394	$894	$19	$0	$2,307
1.00% - 1.99%	271	2	1	0	274
2.00% - 2.99%	115	0	1	0	116
3.00% - 4.00%	3,167	5	10	0	3,182
Greater than 4.00%	116	0	0	0	116
Total	$5,063	$901	$31	$0	$5,995
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	626	67	100	5	798
2.00% - 2.99%	585	0	0	0	585
3.00% - 4.00%	423	2	0	0	425
Greater than 4.00%	116	0	0	0	116
Total	$1,750	$69	$100	$5	$1,924
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$2,026	$2,026
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	55	0	0	0	55
3.00% - 4.00%	1,689	0	0	0	1,689
Greater than 4.00%	4	0	0	0	4
Total	$1,755	$0	$0	$2,026	$3,781
Individual Life - Variable / Universal Life
Less than 1.00%	$18	$0	$0	$0	$18
1.00% - 1.99%	382	0	0	2,538	2,920
2.00% - 2.99%	413	0	3,735	747	4,895
3.00% - 4.00%	8,066	2,050	675	61	10,852
Greater than 4.00%	5,602	0	0	0	5,602
Total	$14,481	$2,050	$4,410	$3,346	$24,287
International Businesses - Life Planner
Less than 1.00%	$398	$28	$92	$0	$518
1.00% - 1.99%	3,589	23	0	0	3,612
2.00% - 2.99%	2,631	0	0	0	2,631
3.00% - 4.00%	307	0	0	0	307
Greater than 4.00%	439	0	0	0	439
Total	$7,364	$51	$92	$0	$7,507
International Businesses - Gibraltar Life and Other
Less than 1.00%	$21,177	$0	$0	$0	$21,177
1.00% - 1.99%	11,525	0	0	0	11,525
2.00% - 2.99%	3,373	355	0	0	3,728
3.00% - 4.00%	459	0	0	0	459
Greater than 4.00%	326	0	0	0	326
Total	$36,860	$355	$0	$0	$37,215
Corporate and Other - Full Services
Less than 1.00%	$448	$0	$0	$0	$448
1.00% - 1.99%	13,224	14,162	1,980	0	29,366
2.00% - 2.99%	0	6	0	0	6
3.00% - 4.00%	6,610	59	0	0	6,669
Greater than 4.00%	16	0	0	0	16
Total	$20,298	$14,227	$1,980	$0	$36,505
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve

The balance of and changes in URR as of and for the periods ended are as follows:

	Year Ended December 31, 2023
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$3,983	$231	$81	$4,295
Unearned revenue	841	147	22	1,010
Amortization expense	(211)	(10)	(5)	(226)
Other adjustments	0	3	0	3
FX adjustment	0	(12)	(3)	(15)
Balance, end of period	4,613	359	95	5,067
Less: Reinsurance recoverables	0	0	0	0
Unearned revenue reserve net of reinsurance recoverables	$4,613	$359	$95	5,067
Other				49
Total unearned revenue reserve balance				$5,116

	Year Ended December 31, 2022
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$3,357	$181	$68	$3,606
Unearned revenue	815	67	24	906
Amortization expense	(189)	(5)	(6)	(200)
Other adjustments	0	5	1	6
FX adjustment	0	(17)	(6)	(23)
Balance, end of period	3,983	231	81	4,295
Less: Reinsurance recoverables	0	0	0	0
Unearned revenue reserve net of reinsurance recoverables	$3,983	$231	$81	4,295
Other				51
Total unearned revenue reserve balance				$4,346

	Year Ended December 31, 2021
	Individual Life	International Businesses
	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$2,743	$163	$50	$2,956
Unearned revenue	781	35	30	846
Amortization expense	(167)	(5)	(9)	(181)
Other adjustments	0	0	0	0
FX adjustment	0	(12)	(3)	(15)
Balance, end of period	3,357	181	68	3,606
Less: Reinsurance recoverables	0	0	0	0
Unearned revenue reserve net of reinsurance recoverables	$3,357	$181	$68	3,606
Other				38
Total unearned revenue reserve balance				$3,644

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

14.MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, BOP	$4,987	$13,392	$19,677
Effect of cumulative changes in NPR	1,828	898	1,582
Balance, BOP, before effect of changes in NPR	6,815	14,290	21,259
Attributed fees collected	1,186	1,339	1,637
Claims paid	(114)	(99)	(78)
Interest accrual	317	157	35
Actual in force different from expected	80	126	22
Effect of changes in interest rates	(1,480)	(8,374)	(4,439)
Effect of changes in equity markets	(1,952)	3,522	(3,816)
Effect of assumption update	342	(152)	(330)
Issuances	23	0	0
Other adjustments(1)	(42)	(3,994)	0
Balance, EOP, before effect of changes in NPR	5,175	6,815	14,290
Effect of cumulative changes in NPR	(1,137)	(1,828)	(898)
Balance, EOP	4,038	4,987	13,392
Less: Reinsured MRBs	616	24	109
Balance, EOP, net of reinsurance	3,422	4,963	13,283
Other businesses	64	101	288
Reclassified to “Assets and Liabilities held-for-sale”(2)	0	0	(4,340)
Total net MRB balance	$3,486	$5,064	$9,231
__________
(1)2022 includes $(4,061) million related to the sale of PALAC. See Note 1 for additional information.
(2)2021 includes “Assets held-for-sale” of $(102) million and “Liabilities held-for-sale” of $(4,324) million related to the sale of PALAC and “Liabilities held-for-sale” of $(118) million related to the sale of Full Service (in Other businesses).

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities. In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities. In 2021, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to long-term asset mix assumptions supporting claims on certain variable annuities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following table presents accompanying information to the rollforward table above.

	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Net amount at risk(1)	$9,753	$13,180	$5,160
Weighted-average attained age of contractholders	70	69	67
___________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	December 31, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$1,967	$14	$1,981
MRB Liabilities	5,389	78	5,467
Net Liability	$3,422	$64	$3,486

	December 31, 2022
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets	$787	$13	$800
MRB Liabilities	5,750	114	5,864
Net Liability	$4,963	$101	$5,064

	December 31, 2021
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
MRB Assets(1)	$927	$17	$944
MRB Liabilities(2)	9,988	187	10,175
Net Liability	$9,061	$170	$9,231
__________
(1)Excludes “Assets held-for-sale” of $(102) million, as described above.
(2)Excludes “Liabilities held-for-sale” of $(4,442) million, as described above.

15.REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective September 2023, the Company entered into an agreement with Prismic Re, to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. As a result of the transaction, the Company recognized a $240 million deferred reinsurance loss that will be amortized into income over the estimated remaining life of the reinsured contracts.

Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential Financial. This block represents approximately 10% of the Company’s remaining legacy in-force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

coinsurance of its Pruco Life issued PDI traditional variable annuity contracts. The general account liabilities associated with PDI’s guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $309 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies.

Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America & Empower Life & Annuity Insurance Company of New York, respectively, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Empower and any such novated contracts shall cease to be reinsured under this agreement.

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

Effective April 2015, the Company entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”) an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales subsequent to December 31, 2016 are not covered by this external reinsurance agreement. This reinsurance agreement is accounted for as market risk benefits.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits” for the years ended December 31, are as follows:

	2023	2022	2021
	(in millions)
Direct premiums	$29,475	$34,721	$30,668
Reinsurance assumed	5,005	4,072	5,699
Reinsurance ceded	(7,116)	(2,318)	(2,417)
Premiums	$27,364	$36,475	$33,950

Direct policy charges and fee income	$3,933	$3,916	$4,750
Reinsurance assumed	1,228	1,247	1,204
Reinsurance ceded	(634)	(548)	(521)
Policy charges and fee income	$4,527	$4,615	$5,433

Direct change in value of market risk benefits, net of related hedging gains (losses)	$123	$(308)	$3,645
Reinsurance assumed	120	21	84
Reinsurance ceded	(187)	(122)	(132)
Change in value of market risk benefits, net of related hedging gains (losses)	$56	$(409)	$3,597

Direct policyholders’ benefits	$32,044	$38,081	$34,425
Reinsurance assumed	7,128	5,900	6,896
Reinsurance ceded	(8,241)	(3,165)	(3,330)
Policyholders’ benefits	$30,931	$40,816	$37,991

Direct change in estimates of liability for Future policy benefits	$447	$1,504	$(66)
Reinsurance assumed	(147)	471	(17)
Reinsurance ceded	37	(1,321)	48
Change in estimates of liability for future policy benefits	$337	$654	$(35)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reinsurance recoverables at December 31, are as follows:

	2023	2022
	(in millions)
Individual and group annuities(1)	$7,516	$2,078
Life insurance(2)	8,806	7,981
Other reinsurance	415	358
Total reinsurance recoverables(3)(4)	$16,737	$10,417
__________
(1)Primarily represents $5,981 million of reinsurance recoverables as of December 31, 2023 established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $8,543 million as of December 31, 2023. Also includes reinsurance recoverables representing the modified coinsurance receivable established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,485 million and $1,986 million as of December 31, 2023 and 2022, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,090 million and $2,041 million as of December 31, 2023 and 2022, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,396 million and $1,327 million as of December 31, 2023 and 2022, respectively.
(3)Net of $(12) million and $(15) million of allowance for credit losses as of December 31, 2023 and 2022, respectively.
(4)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $10,574 million and $8,576 million as of December 31, 2023 and 2022, respectively. Deposit receivables related to the reinsurance agreement with Prismic Re were $3,771 million as of December 31, 2023.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 69% of the Company’s reinsurance recoverables as of December 31, 2023. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

16.CLOSED BLOCK

On December 18, 2001, the date of demutualization, PICA established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. See Note 23 for financial information regarding the Closed Block. The insurance policies and annuity contracts comprising the Closed Block are managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) on December 18, 2001, and PICA is directly obligated for the insurance policies and annuity contracts in the Closed Block.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2023, the Company recognized a policyholder dividend obligation of $2,873 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,081) million at December 31, 2023 with a corresponding amount reported in AOCI. At December 31, 2022, the Company recognized a policyholder dividend obligation of $3,207 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2022 was reduced to zero.

In December of each year, PICA’s Board of Directors takes actions to either increase, continue, or decrease the dividend scale that was in effect on Closed Block policies. These actions taken resulted in a decrease of approximately $68 million for the year ended December 31, 2021, and increases of approximately $30 million and $77 million for the years ended December 31, 2022 and 2023, respectively, in the liability for policyholders’ dividends recognized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2023, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	2023	2022
	(in millions)
Closed Block liabilities
Future policy benefits	$43,587	$44,414
Policyholders’ dividends payable	648	617
Policyholders’ dividend obligation	792	0
Policyholders’ account balances	4,500	4,607
Other Closed Block liabilities	3,605	3,499
Total Closed Block liabilities	53,132	53,137
Closed Block assets
Fixed maturities, available-for-sale, at fair value	30,314	29,898
Fixed maturities, trading, at fair value	887	900
Equity securities, at fair value	1,970	1,733
Commercial mortgage and other loans	7,769	7,926
Policy loans	3,479	3,637
Other invested assets	4,513	4,254
Short-term investments	232	337
Total investments	49,164	48,685
Cash and cash equivalents	993	1,307
Accrued investment income	421	402
Other Closed Block assets	138	162
Total Closed Block assets	50,716	50,556
Excess of reported Closed Block liabilities over Closed Block assets	2,416	2,581
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,241)	(3,458)
Allocated to policyholder dividend obligation	2,081	3,207
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,256	$2,330

Information regarding the policyholder dividend obligation is as follows:

	2023	2022
	(in millions)
Balance, January 1	$0	$8,027
Impact from earnings allocable to policyholder dividend obligation	(334)	(1,180)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,126	(6,847)
Balance, December 31	$792	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2023	2022	2021
	(in millions)
Revenues
Premiums	$1,675	$1,698	$1,789
Net investment income	1,949	1,980	2,514
Realized investment gains (losses), net	(380)	(270)	807
Other income (loss)	411	(447)	880
Total Closed Block revenues	3,655	2,961	5,990
Benefits and Expenses
Policyholders’ benefits	2,354	2,428	2,546
Interest credited to policyholders’ account balances	118	121	125
Dividends to policyholders	1,008	115	2,794
General and administrative expenses	280	302	312
Total Closed Block benefits and expenses	3,760	2,966	5,777
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(105)	(5)	213
Income tax expense (benefit)	(176)	(103)	125
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$71	$98	$88

17.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current tax expense (benefit):
U.S.	$(4)	$214	$1,094
State and local	25	15	24
Foreign	667	480	770
Total current tax expense (benefit)	688	709	1,888
Deferred tax expense (benefit):
U.S.	323	(789)	275
State and local	0	1	(1)
Foreign	(398)	(200)	(167)
Total deferred tax expense (benefit)	(75)	(988)	107
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	613	(279)	1,995
Income tax expense (benefit) on equity in earnings of operating joint ventures	34	25	33
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(837)	2,555	1,151
Total income taxes	$(190)	$2,301	$3,179

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Expected federal income tax expense (benefit)	$645	$(397)	$2,275
Non-taxable investment income	(162)	(86)	(292)
Foreign taxes at other than U.S. rate	191	122	163
Low-income housing and other tax credits	(106)	(128)	(126)
Changes in tax law	(99)	(11)	10
GILTI	5	101	(1)
Sale of subsidiary	0	86	(25)
Noncontrolling interest	(4)	5	(14)
Non-deductible expenses	29	21	11
Change in valuation allowance	111	16	13
State taxes (net of federal benefit)	20	13	18
Other	(17)	(21)	(37)
Reported income tax expense (benefit)	$613	$(279)	$1,995
Effective tax rate	20.0%	14.7%	18.4%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2023, 2022 and 2021 was 20.0%, 14.7% and 18.4%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2023, 2022 and 2021, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $62 million of the total $162 million of 2023 non-taxable investment income, $78 million of the total $86 million of 2022 non-taxable investment income, and $115 million of the total $292 million of 2021 non-taxable investment income. The DRD for the current period was estimated using information from 2022, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28% in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2023, 2022 and 2021.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 40% tax rate in Brazil to the 21% tax rate in the U.S. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate was a net increase (decrease) in income tax expense of $(12) million in 2021. As a result of the issuance of foreign tax credit regulations during 2022 and the uncertainty regarding the creditability of

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Brazil income taxes in years post-2021, the net effect of the 952 Election for tax years 2017 and after was reversed in 2022. See “Foreign Tax Credit Regulations” discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. Based on the Company’s interpretation of the Final Regulations, a net $11 million tax expense is reflected as part of the Company’s results for the year ended December 31, 2022, which reversed the net effect of the 952 Election for the tax years 2017 through 2021. The Company continues to assume that the election does not apply in tax years post 2021.

In July 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the provisions of the Final Regulations that impacted the ability to claim a U.S. foreign tax credit for taxes paid to Brazil. As a result of this new guidance, the Company was able to claim a U.S. foreign tax credit for taxes paid to Brazil for 2022 and 2023. This resulted in a $7 million reduction in 2022 GILTI tax and contributed to the Company’s Brazil operations not being subject to GILTI in 2023.

Low-Income Housing and Other Tax Credits. These amounts include credits within the U.S. tax code for the development of affordable housing aiming at low-income Americans as well as foreign tax credits.

Changes in Tax Law. In December 2023, the Government of Bermuda enacted a corporate income tax, which imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the OECD Pillar Two rules. The Bermuda corporate income tax will be effective for tax years beginning on January 1, 2025. An election is available to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. There are several open items with respect to the possible application of the Bermuda corporate income tax. In 2023, the Company reflected a $99 million net tax benefit as a result of the change in Bermuda tax law, which was entirely offset by a corresponding change in valuation allowance.

Sale of Subsidiary. This line item is primarily related to the difference between tax basis and GAAP basis for subsidiaries sold. See Note 1 for additional information regarding recent dispositions.

GILTI. The GILTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would limit the amount of deductions or credits permissible against GILTI. In 2022, the company incurred $101 million of tax primarily due to foreign tax credit limitations related to the GILTI provisions. These limitations did not have a material impact in 2021 or 2023.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company made the high-tax exception election for the 2021 and 2022 tax years and anticipates to make the high-tax exception election for the 2023 tax year and recorded a lower GILTI cost included in “Total income tax expense” for 2021, 2022 and 2023 as a result of such elections.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Net unrealized investment losses	$4,047	$5,903
Policyholders’ dividends	213	59
Net operating and capital loss carryforwards	178	186
Employee benefits	332	329
Investments	2,883	2,486
Goodwill and other intangibles	335	351
Deferred tax assets before valuation allowance	7,988	9,314
Valuation allowance	(290)	(159)
Deferred tax assets after valuation allowance	7,698	9,155
Deferred tax liabilities:
Insurance reserves	2,742	5,695
Deferred policy acquisition costs	3,897	3,683
Value of business acquired	166	188
Other	969	636
Deferred tax liabilities	7,774	10,202
Net deferred tax asset (liability)(1)	$(76)	$(1,047)
__________
(1)As of December 31, 2023, includes net deferred tax assets of $542 million and $403 million related to the Company’s U.S. operations and Bermuda operations, respectively. As of December 31, 2022, includes a net deferred tax asset of $925 million and $201 million, related to the Company’s U.S. operations and Brazil operations, respectively.

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

Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company’s U.S. businesses. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

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

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at January 1, 2021	$15	$116	$12	$143
Charged to costs and expenses	5	(8)	9	6
Other adjustments	0	(1)	(1)	(2)
Balance at December 31, 2021	20	107	20	147
Charged to costs and expenses	2	16	10	28
Other adjustments	0	(14)	(2)	(16)
Balance at December 31, 2022	22	109	28	159
Charged to costs and expenses	3	0	8	11
Other adjustments	0	23	97	120
Balance at December 31, 2023	$25	$132	$133	$290

The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2023	2022
	(in millions)
Federal net operating and capital loss carryforwards	$0	$0
State net operating and capital loss carryforwards(1)	$1,670	$1,781
Foreign net operating and capital loss carryforwards(2)	$356	$295
Federal foreign tax credit carryforwards(3)	$18	$15
__________
(1)Certain state net operating loss carryforwards expire between 2024 and 2043, whereas others have an unlimited carryforward.
(2)$32 million expires between 2024 and 2038 and $324 million has an unlimited carryforward.
(3)Expires between 2028 and 2033. These relate to foreign non-general basket tax credits.

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

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile and China and non-insurance operations in Korea and certain operations in Italy, France and Luxembourg.	Insurance operations in Argentina, India, Indonesia, Ghana, Kenya and South Africa, and non-insurance operations in China, India, Taiwan and certain Germany and Luxembourg entities.

The Company made no changes with respect to its repatriation assumptions in 2021. During the first quarter of 2022, the Company changed the permanent investment assertion for certain French and Italian entities due to a plan to permanently reinvest the earnings in these operations, which gave rise to an immaterial amount of income tax expense during 2022. The Company made no changes with respect to its repatriation assumptions in 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2023, 2022, and 2021, foreign deferred withholding or other foreign income taxes have not been provided. The net tax liability that may arise if the 2022 earnings were remitted which includes any foreign exchange impacts, is immaterial.

	At December 31,
	2023	2022	2021
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$291	$238	$209

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income (loss) from domestic operations of $1,341 million, $(2,262) million and $8,889 million, and income (loss) from foreign operations of $1,731 million, $369 million and $1,946 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2023	2022	2021
	(in millions)
Balance at January 1,	$84	$12	$17
Increases in unrecognized tax benefits—prior years	13	81	4
(Decreases) in unrecognized tax benefits—prior years	0	(1)	(9)
Increases in unrecognized tax benefits—current year	36	0	0
(Decreases) in unrecognized tax benefits—current year	0	(8)	0
Settlements with taxing authorities	0	0	0
Balance at December 31,	$133	$84	$12
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$133	$84	$12

It is possible the Company will pay the unrecognized tax benefit attributable to the Section 952 election described above within the next 12 months as it pursues resolution of the matter. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2023	2022	2021
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$7	$8	$4

	2023	2022
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$22	$15

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2023:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2023
Japan	Fiscal years ended March 31, 2019-2023

The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2023, the Japanese National Tax Service concluded tax audits of The Gibraltar Life Insurance Company Ltd. for the three tax years ending March 31, 2022 and The Prudential Gibraltar Financial Life Insurance Company Ltd. for the four tax years ending March 31, 2022. The tax authority also conducted tax audits of some non-insurance companies during the reporting period. The audits had no material impact on the Company’s results.

In August 2020, the Company sold an affiliate in South Korea, Prudential of Korea, that was subject to routine tax audits by the local taxing authority for 2017, 2016, and 2015 tax years. In November 2023, the disputed issue on the treatment of foreign tax credits was decided in favor of Prudential of Korea at the Tax Tribunal appeal and therefore had no material impact on the Company’s results.

18.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2023	2022
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	510	413
Subtotal commercial paper	535	438
Current portion of long-term debt:
Senior Notes	0	173
Mortgage Debt	83	155
Surplus Notes subject to set-off arrangements(1)	2,000	500
Subtotal Current portion of long-term debt	2,083	828
Other	0	9
Subtotal	2,618	1,275
Less: Assets under set-off arrangements(1)	2,000	500
Total short-term debt(2)	$618	$775
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$110	$130
Daily average commercial paper outstanding for the quarter ended	$1,334	$1,312
Weighted average maturity of outstanding commercial paper, in days	49	98
Weighted average interest rate on outstanding commercial paper	5.50%	4.69%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes Prudential Financial debt of $25 million at both December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company was in compliance with all covenants related to the above debt.

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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $169 million and $149 million as of December 31, 2023 and 2022, respectively.

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2022, the 5% limitation equates to a maximum amount of eligible assets of $7.3 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of $6.2 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

As of December 31, 2023, $2.5 billion of funding agreements remain outstanding under this facility, with maturities ranging from February 2027 to November 2029 and rates ranging from 1.925% to 4.510%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the table above.

Federal Agricultural Mortgage Corporation

In September 2023, as an additional source of liquidity, the Company entered into an agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans. At December 31, 2023, no amounts were drawn from this facility.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Credit Facilities

As of December 31, 2023, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul 2026	$4,000	$0
Prudential Holdings of Japan, Inc.	5 years	Sep 2024	¥100,000	¥0

In July 2021, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2026. The credit facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary conditions, including Prudential Financial’s maintenance of consolidated net worth of at least $23.5 billion. For these purposes, consolidated net worth is calculated as U.S. GAAP equity excluding AOCI, equity of noncontrolling interests, and equity attributable to the Closed Block, and, pursuant to an amendment in May 2023, also includes certain adjustments related to the Company’s adoption of ASU 2018-12. See Note 1 for additional information on the adoption of ASU 2018-12. The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The amended and restated facility also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be decreased or increased if the Company achieves, or fails to achieve, certain specified targets relating to its reduction of domestic greenhouse gas emissions and its increase in diversity among its senior leaders.

The ¥100 billion five-year facility was entered into by Prudential Holdings of Japan, Inc. (“PHJ”) in September 2019. This facility also contains customary representations and warranties, covenants, and events of default and borrowings are not contingent on the borrower’s credit ratings nor subject to material adverse change clauses.

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2023, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $149 million of certain other lines of credit at December 31, 2023, of which $135 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2023, $6 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2023	2022
			($ in millions)
Fixed-rate notes:
Surplus notes	2025	8.30%	$346	$345
Surplus notes subject to set-off arrangements	2029-2038	2.23%-5.26%	9,790	9,460
Senior notes	2026-2051	1.50%-6.63%	10,112	10,115
Mortgage debt			0	25
Floating-rate notes:
Line of Credit	2026	5.20%-9.80%	255	300
Surplus notes subject to set-off arrangements	2037	6.12%-6.96%	580	2,330
Mortgage debt(2)	2025-2029	1.00%-7.82%	75	29
Junior subordinated notes(3)	2044-2062	1.56%-6.75%	8,094	9,094
Subtotal			29,252	31,698
Less: assets under set-off arrangements(4)			10,370	11,790
Total long-term debt(5)			$18,882	$19,908
__________
(1)Ranges of interest rates are for the year ended December 31, 2023.
(2)Includes $27 million and $29 million of debt denominated in foreign currency at December 31, 2023 and 2022, respectively.
(3)Includes Prudential Financial debt of $8,050 million and subsidiary debt of $44 million denominated in foreign currency at December 31, 2023.
(4)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(5)Includes Prudential Financial debt of $18,162 million and $19,162 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2023:

	Calendar Year
	2025	2026	2027	2028	2029 and thereafter	Total
	(in millions)
Long-term debt	$394	$755	$0	$390	$17,343	$18,882

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

The table below presents the Company’s balances related to these issuances, as well as its mortgage debt balance, as of December 31 for the years indicated as follows:

Facility Name	Maturity Date Range	2023 Amount Outstanding	2022 Amount Outstanding
		($ in millions)
Medium-Term Notes	2026-2051	$8,378	$8,548
Senior Notes	2047-2049	1,484	1,476
InterNotes® Retail Notes	2029-2045	249	264
Mortgage Debt(1)	2024-2029	158	208
Total		$10,269	$10,496
__________
(1)Includes $83 million of notes from current portion of long-term debt as of December 31, 2023.

The weighted average interest rate on outstanding Senior Notes, Medium-Term Notes, and InterNotes® Retail Notes, including the effect of interest rate hedging activity, was 4.43% and 4.42% for the years ended December 31, 2023 and 2022, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement Notes Issuance Program

The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 13 for further discussion of these obligations.

Surplus Notes

As of December 31, 2023, PICA had $346 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2023 and 2022, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Surplus Notes with Set-Off Arrangements

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2023 Amount Outstanding	2022 Amount Outstanding
		($ in millions)
Regulation XXX(1)
2014-2021(2)	2024-2036	$1,750	$1,600	$1,600
2014-2017	2024-2037	2,400	2,330	2,330
2018	2038	1,600	1,000	920
Guideline AXXX
2013(3)	2033	3,500	3,500	3,500
2017	2037	2,000	1,540	1,540
2020	2032	2,700	2,100	2,100
Other Notes
2019	2029	4,000	300	300
Total		$17,950	$12,370	$12,290
__________
(1)Includes $2.0 billion of notes from current portion of long-term debt.
(2)Prudential has agreed to reimburse one of the external counterparties for any payment under the credit linked notes funded by it in an amount of up to $0.3 billion.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date (1)	Maturity Date
	($ in millions)
Mar-13	$500	5.20%	Institutional	3/15/2024	SOFR + 3.30% (2)	3/15/2044
May-15	$1,000	5.38%	Institutional	5/15/2025	SOFR + 3.29% (2)	5/15/2045
Sep-17	$750	4.50%	Institutional	9/15/2027	SOFR + 2.64% (2)	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/13/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	SOFR + 2.93% (2)	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050
Feb-22	$1,000	5.13%	Institutional	2/28/2032	US Treasury + 3.16%	3/1/2052
Aug-22	$1,200	6.00%	Institutional	9/1/2032	US Treasury + 3.23%	9/1/2052
Aug-22	$300	5.95%	Retail	9/1/2027	5.95%	9/1/2062
Feb-23	$500	6.75%	Institutional	3/1/2033	US Treasury + 2.85%	3/1/2053
__________
(1)    Effective June 30, 2023, SOFR is the replacement reference rate for certain outstanding junior subordinated notes issued by the Company that used LIBOR as the reference rate.
(2)    The spread incorporates the contractual LIBOR-based spread and a 0.26% tenor spread adjustment.

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

Interest Expense

In order to manage exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting, interest expense was less than $0 million, $1 million, and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 5 for additional information regarding the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,749 million, $1,562 million and $1,474 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

19.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2023, approximately 80% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2023, approximately 62% and 38% of the benefit obligation under this plan relates to participants under the traditional formula (including all retirees who are receiving an annuity payment) and cash balance formula, respectively. At December 31, 2023, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2023 and 2022 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(11,099)	$(14,787)	$(1,348)	$(1,793)
Service cost	(204)	(276)	(9)	(13)
Interest cost	(551)	(431)	(71)	(56)
Plan participants’ contributions	0	0	(24)	(27)
Medicare Part D subsidy receipts	0	0	0	(6)
Amendments	2	(1)	298	0
Curtailments	0	47	0	1
Actuarial gains (losses), net(1)(2)	(274)	3,242	(66)	364
Settlements	22	35	0	0
Special termination benefits	(25)	(4)	(5)	(4)
Benefits paid	827	855	193	185
Foreign currency changes and other	64	221	0	1
Benefit obligation at end of period	$(11,238)	$(11,099)	$(1,032)	$(1,348)
Change in plan assets
Plan assets at beginning of period	$12,519	$15,242	$1,191	$1,621
Actual return on plan assets	788	(1,945)	155	(282)
Employer contributions	185	176	9	10
Plan participants’ contributions	0	0	24	27
Disbursement for settlements	(22)	(35)	0	0
Benefits paid	(827)	(855)	(193)	(185)
Foreign currency changes and other	6	(64)	0	0
Plan assets at end of period	$12,649	$12,519	$1,186	$1,191
Funded status at end of period	$1,411	$1,420	$154	$(157)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,385	$3,622	$240	$0
Accrued benefit liability	(1,974)	(2,202)	(86)	(157)
Net amount recognized	$1,411	$1,420	$154	$(157)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(2)	$(2)	$(345)	$(54)
Net actuarial loss	2,797	2,466	209	222
Net amount not recognized	$2,795	$2,464	$(136)	$168
Accumulated benefit obligation	$(10,512)	$(10,661)	$(1,032)	$(1,348)
__________
(1)For 2023, actuarial losses for pension and other postretirement benefits were primarily driven by a decrease in the discount rate.
(2)For 2022, actuarial gains for pension and other postretirement benefits were primarily driven by an increase in the discount rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($893 million and $1,026 million benefit obligation at December 31, 2023 and 2022, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. In addition, the Company may from time to time at its discretion make a withdrawal from or request a policy loan through the trust to fund operational or capital needs. The Company requested policy

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

loans through the trust of $900 million and $0 million in 2023 and 2022, respectively. The Company did not make any discretionary payments to the trust or receive any withdrawals from the trust in either 2023 or 2022. As of December 31, 2023 and 2022, the assets in the trust had a carrying value of $118 million and $983 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($57 million and $58 million benefit obligation at December 31, 2023 and 2022, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2023 and 2022, the assets in the trust had a carrying value of $77 million and $80 million, respectively.

Pension benefits for foreign plans comprised 11% and 12% of the ending benefit obligation for 2023 and 2022, respectively. Foreign pension plans comprised 3% of the ending fair value of plan assets for both 2023 and 2022, respectively. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2023	2022
	(in millions)
Projected benefit obligation	$1,974	$2,202
Fair value of plan assets	$0	$0

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2023	2022
	(in millions)
Accumulated benefit obligation	$1,795	$2,072
Fair value of plan assets	$0	$0

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost	$204	$276	$328	$9	$13	$27
Interest cost	551	431	364	71	56	49
Expected return on plan assets	(926)	(866)	(824)	(86)	(102)	(102)
Amortization of prior service cost	(1)	(1)	(3)	(7)	(8)	6
Amortization of actuarial (gain) loss, net	69	160	245	10	6	16
Settlements	3	2	5	0	0	0
Curtailments(1)	0	0	1	0	(7)	0
Special termination benefits(2)(3)(4)	25	4	1	5	4	0
Net periodic (benefit) cost	$(75)	$6	$117	$2	$(38)	$(4)
__________
(1)For 2022, curtailments were recognized as a result of the sale of the Full Service Retirement business for other postretirement benefit plans.
(2)For 2023, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination while others were provided enhanced benefits due to the Company’s organizational restructuring.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(3)For 2022, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination while others were provided enhanced benefits due to the sale of the Full Service Retirement business.
(4)For 2021, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2020	$(10)	$3,972	$59	$354
Amortization for the period	3	(245)	(6)	(16)
Deferrals for the period(1)	0	(545)	(121)	(127)
Impact of foreign currency changes and other	2	(51)	(1)	0
Balance, December 31, 2021	(5)	3,131	(69)	211
Amortization for the period	1	(160)	8	(6)
Deferrals for the period(2)	1	(431)	0	20
Impact of foreign currency changes and other	1	(74)	7	(3)
Balance, December 31, 2022	(2)	2,466	(54)	222
Amortization for the period	1	(69)	7	(10)
Deferrals for the period(3)	(2)	411	(298)	(3)
Impact of foreign currency changes and other	1	(11)	0	0
Balance, December 31, 2023	$(2)	$2,797	$(345)	$209
__________
(1)For 2021, deferred gains for pension and other postretirement benefits were driven by an increase in discount rate and favorable asset performance.
(2)For 2022, deferred gains for pension were driven by an increase in discount rate offset partially by unfavorable asset performance. Deferred losses for other postretirement benefits were driven by unfavorable asset performance partially offset by an increase in discount rate.
(3)For 2023, deferred losses for pension were driven by a decrease in discount rate and unfavorable asset performance. Deferred gains for other postretirement benefits were driven by a change to the Retiree Medical Plan, decrease in discount rate and favorable asset performance.

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions
Discount rate (beginning of period)	5.45%	2.85%	2.55%	5.55%	2.75%	2.40%
Discount rate (end of period)	5.30%	5.45%	2.85%	5.20%	5.55%	2.75%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	6.25%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	7.50%	6.00%	5.75%	7.75%	7.00%	6.75%
Interest crediting rate (beginning of period)	4.25%	4.25%	4.25%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.95%	4.25%	4.25%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.50%	6.00%	6.25%
Health care cost trend rates (end of period)	N/A	N/A	N/A	7.35%	6.50%	6.00%
For 2023, 2022 and 2021, the ultimate health care cost trend rate after gradual decrease until: 2030, 2028, 2028, (beginning of period)	N/A	N/A	N/A	4.75%	4.50%	4.50%
For 2023, 2022 and 2021, the ultimate health care cost trend rate after gradual decrease until: 2034, 2030, 2028 (end of period)	N/A	N/A	N/A	4.75%	4.75%	4.50%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2023 and December 31, 2022 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2023 portfolio is selected from a compilation of approximately 805 Aa-rated bonds across the full range of maturities. Since bond ratings and yields can vary widely at each maturity point, the Company uses an average bond rating and excludes bonds with unusually high or low yields, so as to avoid relying on bonds that might be mispriced or misrated. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2023 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2022. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied a similar approach to the determination of the expected rate of return on plan assets in 2024. The expected rate of return for 2024 is 7.50% and 6.75% for pension and postretirement, respectively.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

 Plan Assets

The investment goal of the domestic pension plan is to generate an above benchmark return on a diversified portfolio of stocks, bonds and other investments. The cash requirements of the plan’s pension obligation, which include a traditional defined benefit formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments, are designed to be met by the bonds and short-term investments in the portfolio.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligation that includes a medical benefit including prescription drugs, a dental benefit and a life benefit.

The pension and postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity and tax efficiency. The fiduciaries of the pension and postretirement plans select investment managers to invest the assets of the plans consistent with each manager’s investment mandate. These managers may use derivatives such as futures

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

contracts to reduce transaction costs and change asset concentration and may use interest rate swaps and futures to adjust duration.

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on a regular basis. Asset allocation targets as of December 31, 2023 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	0%	3%	17%	59%
International Equities	0%	10%	3%	21%
Fixed Maturities	53%	71%	29%	69%
Short-term Investments	0%	11%	0%	23%
Real Estate	3%	18%	0%	0%
Other	8%	38%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of both December 31, 2023 and 2022 for either the pension or postretirement plans.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities:
U.S. government securities (federal)	$0	$536	$0	$536	$0	$406	$0	$406
U.S. government securities (state & other)	0	365	0	365	0	376	0	376
Non-U.S. government securities	0	51	0	51	0	57	0	57
Corporate debt:
Corporate bonds	0	2,480	9	2,489	0	2,619	0	2,619
Asset-backed	0	66	0	66	0	46	0	46
Collateralized mortgage obligations	0	447	0	447	0	472	0	472
Collateralized loan obligations	0	549	0	549	0	650	0	650
Interest rate swaps(1)	0	5	0	5	0	11	0	11
Registered investment companies	110	0	0	110	65	0	0	65
Common stock	20	0	0	20	0	0	0	0
Other(2)	63	(6)	82	139	17	0	65	82
Subtotal fixed maturities	193	4,493	91	4,777	82	4,637	65	4,784
Real estate:
Partnerships	0	0	942	942	0	0	1,004	1,004
Other:
Partnerships	0	0	2,142	2,142	0	0	1,713	1,713
Hedge funds	0	0	1,495	1,495	0	0	1,455	1,455
Subtotal other	0	0	3,637	3,637	0	0	3,168	3,168
Net assets in the fair value hierarchy	$193	$4,493	$4,670	$9,356	$82	$4,637	$4,237	$8,956

Investments Measured at Net Asset Value, as a Practical Expedient(3):
Pooled separate accounts				$2,222				$2,347
Common/collective trusts				958				1,131
United Kingdom insurance pooled funds				113				85
Net assets at fair value				$12,649				$12,519
__________
(1)Interest rate swaps notional amount is $1,227 million and $1,373 million for the years ended December 31, 2023 and 2022, respectively.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(3)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value. U.S. equities totaled $63 million and $235 million at December 31, 2023 and 2022, respectively. International equities totaled $237 million and $361 million at December 31, 2023 and 2022, respectively. Fixed maturities totaled $2,249 million and $2,020 million at December 31, 2023 and 2022, respectively. Short-term investments totaled $118 million and $125 million at December 31, 2023 and 2022, respectively. Real estate totaled $626 million and $822 million at December 31, 2023 and 2022, respectively.

Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities		Real Estate	Other
	Corporate Bonds	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2022	$0	$42	$998	$1,800	$1,304
Actual return on assets:
Relating to assets still held at the reporting date	0	0	56	(92)	33
Relating to assets sold during the period	0	0	0	0	0
Purchases(1)	0	0	(50)	5	118
Sales(1)	0	0	0	0	0
Issuances(1)	0	65	0	0	0
Settlements(1)	0	(42)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2022	$0	$65	$1,004	$1,713	$1,455
Actual return on assets:
Relating to assets still held at the reporting date	0	0	(57)	197	121
Relating to assets sold during the period	0	0	0	0	0
Purchases	12	0	(5)	232	(81)
Sales	(3)	0	0	0	0
Issuances	0	82	0	0	0
Settlements	0	(65)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2023	$9	$82	$942	$2,142	$1,495
__________
(1)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. equities	$0	$30	$0	$30	$0	$24	$0	$24
International equities	0	9	0	9	0	8	0	8
Subtotal equities	0	39	0	39	0	32	0	32
Fixed maturities:
Equities	0	8	0	8	0	11	0	11
Subtotal fixed maturities	0	8	0	8	0	11	0	11
Short-term investments:
Registered investment companies	40	0	0	40	50	0	0	50
Net assets in the fair value hierarchy	$40	$47	$0	$87	$50	$43	$0	$93

Investments Measured at Net Asset Value, as a Practical Expedient(1):
Common/collective trusts				$162				$189
Net assets at fair value				249				282
Variable Life Insurance Policies at contract value				937				909
Total net assets				$1,186				$1,191
__________
(1)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value and Variable Life Insurance Policies valued at contract value. U.S. equities totaled $351 million and $600 million at December 31, 2023 and 2022, respectively. International equities totaled $88 million and $126 million at December 31, 2023 and 2022, respectively. Fixed maturities totaled $660 million and $372 million at December 31, 2023 and 2022, respectively.
(2)There were no changes in the fair value of Level 3 postretirement assets from December 31, 2022 through December 31, 2023.

The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(in millions)
2024	$1,049	$123
2025	863	124
2026	854	122
2027	885	115
2028	894	103
2029-2033	4,588	376
Total	$9,133	$963

The Company anticipates that it will make cash contributions in 2024 of approximately $180 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2023 and 2022 was $27 million and $30 million, respectively, and is included in “Other liabilities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $79 million, $77 million and $80 million for the years ended December 31, 2023, 2022 and 2021, respectively.

20.EQUITY

Preferred Stock

As of December 31, 2023, 2022 and 2021, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

Common Stock

On the date of demutualization in December 2001, Prudential Financial completed an initial public offering of its Common Stock. The shares of Common Stock issued were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU.” In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	24.5	(24.5)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	14.5	(14.5)
Stock-based compensation programs(1)	0.0	(4.2)	4.2
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.9	(10.9)
Stock-based compensation programs(1)	0.0	(4.1)	4.1
Balance, December 31, 2023	666.3	307.1	359.2
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Common stock held in treasury

Common Stock held in treasury represents the Company’s previously issued shares of stock which have been repurchased by the Company but not retired. These shares are accounted for at the cost at which they were acquired. Common Stock held in treasury is typically impacted by repurchases of shares under the Board of Directors approved share repurchase program and by reissuances of shares associated with the Company’s stock-based compensation programs, or for other purposes, which are accounted for at average cost upon reissuance. Gains resulting from the reissuance of Common Stock held in treasury are credited to “Additional paid-in capital.” Losses resulting from the reissuance of Common Stock held in treasury are charged first to “Additional paid-in capital” to the extent the Company has previously recorded gains on treasury share transactions, then to “Retained earnings.”

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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2024, which was approved by the Board of Directors in December 2023:

	January 1, 2024 - December 31, 2024	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022	January 1, 2021 - December 31, 2021
Total Board authorized share repurchase amount ($ in billions)	$1.0	$1.0	$1.5	$2.5
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	10.9	14.5	24.5
__________
* Share repurchase authorization for a future period.

Dividends declared per share of Common Stock are as follows for the years indicated:

	2023	2022	2021
Dividends declared per share of Common Stock	$5.00	$4.80	$4.60

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. Each of the components that comprise OCI are described in further detail in Note 2 (Foreign Currency Translation Adjustment and Net Unrealized Investment Gains (Losses)), Note 12 (Interest rate remeasurement of Liability for Future Policy Benefits), Note 14 (Gains (losses) from Changes in Nonperformance Risk on Market Risk Benefits) and Note 19 (Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Nonperformance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$0	$0	$(3,379)	$30,738
Cumulative effect of adoption of ASU 2018-12	0	4,168	(47,818)	1,254	0	(42,396)
Change in OCI before reclassifications	(1,021)	(12,467)	18,941	(693)	843	5,603
Amounts reclassified from AOCI	(65)	(2,486)	0	0	264	(2,287)
Income tax benefit (expense)	(73)	3,360	(4,343)	146	(241)	(1,151)
Balance, December 31, 2021	$(1,107)	$26,640	$(33,220)	$707	$(2,513)	$(9,493)
Change in OCI before reclassifications	(1,145)	(56,430)	63,643	938	478	7,484
Amounts reclassified from AOCI	15	586	0	0	157	758
Income tax benefit (expense)	(37)	13,010	(15,181)	(197)	(150)	(2,555)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	(246)	5,076	(8,770)	(693)	(98)	(4,731)
Amounts reclassified from AOCI	(18)	1,143	0	0	71	1,196
Income tax benefit (expense)	(148)	(1,238)	2,075	145	3	837
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
__________
(1)Includes cash flow hedges of $869 million, $2,616 million and $1,019 million as of December 31, 2023, 2022, and 2021, respectively, and fair value hedges of $(60) million, $(54) million, and $(35) million as of December 31, 2023, 2022, and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2023	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$18	$(15)	$2	Realized investment gains (losses), net
Foreign currency translation adjustment	0	0	63	Other income (loss)
Total foreign currency translation adjustment	18	(15)	65
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(38)	(7)	0	(3)
Cash flow hedges—Currency	14	15	(4)	(3)
Cash flow hedges—Currency/Interest rate	200	897	557	(3)
Fair value hedges—Currency	(8)	(4)	(6)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(1,311)	(1,487)	1,939	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(1,143)	(586)	2,486	(4)
Amortization of defined benefit items:
Prior service cost	8	9	(3)	(5)
Actuarial gain (loss)	(79)	(166)	(261)	(5)
Total amortization of defined benefit items	(71)	(157)	(264)
Total reclassifications for the period	$(1,196)	$(758)	$2,287
__________
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information regarding cash flow and fair value hedges.
(4)See table below for additional information regarding unrealized investment gains (losses), including the impact on future policy benefits and policyholders’ dividends.
(5)See Note 19 for information regarding employee benefit plans.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders' Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$(25)	$58,442	$(1,229)	$(6,588)	$(5,892)	$(10,643)	$34,065
Cumulative effect of adoption of ASU 2018-12		(12)	1,809	3,725		(1,354)	4,168
Net investment gains (losses) on investments arising during the period	41	(15,522)				3,441	(12,040)
Reclassification adjustment for (gains) losses included in net income	10	(2,496)				553	(1,933)
Reclassification due to allowance for credit losses recorded during the period	(3)	3				0	0
Impact of net unrealized investment (gains) losses			(163)	942	2,235	(634)	2,380
Balance, December 31, 2021	$23	$40,415	$417	$(1,921)	$(3,657)	$(8,637)	$26,640
Net investment gains (losses) on investments arising during the period	(90)	(65,938)				15,164	(50,864)
Reclassification adjustment for (gains) losses included in net income	23	563				(135)	451
Reclassification due to allowance for credit losses recorded during the period	(1)	1				0	0
Impact of net unrealized investment (gains) losses			(1,120)	3,867	6,851	(2,019)	7,579
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,373	$(16,194)
Net investment gains (losses) on investments arising during the period	15	6,595				(1,327)	5,283
Reclassification adjustment for (gains) losses included in net income	(3)	1,146				(229)	914
Reclassification due to allowance for credit losses recorded during the period	(39)	39				0	0
Impact of net unrealized investment (gains) losses			219	(640)	(1,113)	318	(1,216)
Balance, December 31, 2023	$(72)	$(17,179)	$(484)	$1,306	$2,081	$3,135	$(11,213)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2023, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $4,095 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed in this Note further below.

Noncontrolling interests

For certain subsidiaries, the Company owns a controlling interest that is less than 100% ownership of the subsidiary but must consolidate 100% of the subsidiary’s financial statements in accordance with U.S. GAAP. Noncontrolling interests represent the portion of equity ownership in a consolidated subsidiary that is not attributable to the Company.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio is equal to an insurer’s total adjusted capital divided by the minimum amount of statutory capital and surplus needed by the insurer to support its operations, which is referred to as its “company action level RBC.” Insurers that have less statutory capital than required by their company action level RBC are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios for PICA and its other domestic insurance subsidiaries as of December 31, 2023 above the 100% regulatory required minimum that would require corrective action and above PICA’s target level that would support a “AA” financial strength rating.

The following table summarizes certain statutory financial information for the Company’s U.S. insurance subsidiary as of and for the years ended:

	PICA
	December 31, 2023	December 31, 2022	December 31, 2021
	(in millions)
Statutory net income (loss)	$1,732	$1,116	$966
Statutory capital and surplus	$16,085	$14,049	$19,123

U.S. Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2023, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $4,931 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $2,078 million in 2024, without prior approval of the NJDOBI. Of the $2,078 million, $728 million is permitted to be paid after September 26, 2024 and the remaining $1,350 million is permitted to be paid after December 28, 2024, without prior approval of the NJDOBI.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2023, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2023 and 2022, respectively, or for the years ended December 31, 2023, 2022 and 2021, respectively.

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

For the year ended December 31, 2023, Prudential Financial received $548 million from its international insurance subsidiaries, which includes $332 million of in-kind dividends in the form of extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. The Company’s Japan insurance operations have entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2024, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

In addition, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the Company would typically discuss any dividend payments with the applicable

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

regulatory authority prior to payment. Additionally, the payment of dividends by the Company’s subsidiaries is subject to declaration by their Board of Directors and may be affected by market conditions and other factors.

21.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

	2023			2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,508			$(1,675)			$8,938
Less: Income (loss) attributable to noncontrolling interests	20			(28)			70
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	29			25			132
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,459	363.5	$6.76	$(1,672)	372.3	$(4.49)	$8,736	387.2	$22.56
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$29			$25			$132
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	29			25			131
Stock options		0.2			0.0			0.7
Deferred and long-term compensation programs		0.9			0.0			2.2
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,459	364.6	$6.74	$(1,672)	372.3	$(4.49)	$8,737	390.1	$22.40
__________
(1)For the year ended December 31, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the year ended December 31, 2022, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2023, 2022 and 2021, as applicable, were based on 4.1 million, 4.9 million and 5.8 million of such awards, respectively, weighted for the period they were outstanding.

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

	2023		2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.2	$102.63	0.5	$108.19	1.0	$102.54
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.4		0.0
Antidilutive shares based on application of the treasury stock method	0.1		0.1		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		2.0		0.0
Total antidilutive stock options and shares	1.3		3.0		1.0

22.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 12,768,038 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2023.

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

Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the awards related to the Assurance IQ acquisition, the fair value of each stock option award is based on its intrinsic value on the date of grant. There were no stock options granted in 2023, 2022 and 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2023		2022		2021
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$0	$0	$1	$0	$2	$0
Employee restricted stock units	200	47	189	44	178	41
Employee performance shares and performance units	54	12	18	4	88	20
Total	$254	$59	$208	$48	$268	$61
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

	2023		2022		2021
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$2	$1	$10	$2	$14	$3
Employee restricted stock units	1	0	2	1	2	0
Employee performance shares	0	0	0	0	0	0
Total	$3	$1	$12	$3	$16	$3

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2023, 2022 and 2021 were de minimis.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,206,369	$92.67	53,768	$1.49
Granted	0	0.00	0	0.00
Exercised	(349,749)	73.87	(32,750)	1.17
Forfeited	0	0.00	(1,278)	6.86
Expired	(156,288)	106.91	(1,382)	3.74
Outstanding at December 31, 2023	1,700,332	$95.22	18,358	$1.53
Exercisable at December 31, 2023	1,700,332	$95.22	16,949	$1.48

There were no stock options granted for the years 2023, 2022 or 2021. No Assurance IQ acquisition related options were granted in 2023, 2022 or 2021.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $8 million, $33 million, and $48 million, respectively. For the Assurance IQ acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $3 million, $15 million and $15 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2023 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	3.59 years	$17	4.87 years	$2
Exercisable	3.59 years	$17	4.85 years	$2

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of Prudential Financial’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse one third annually over 3 years. Performance shares and performance units are awards denominated in Prudential Financial’s Common Stock. The number of units is determined over the performance period and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in Prudential Financial’s Common Stock. Performance unit awards are payable in cash. Effective October 2019, the Company no longer grants performance unit awards. Any residual compensation costs have been recorded and disclosed above through 2022.

On January 10, 2024, the Board of Directors of Prudential Financial, Inc. adopted certain modifications to the terms and conditions of performance shares granted in 2021, 2022, and 2023. These modifications are intended to 1) mitigate the impact of outsized interest rate volatility, both positive and negative, as it relates to achieving adjusted book value per share growth goals, and 2) reduce certain book value per share goals and maximum payout opportunities. The estimated impact from these modifications will increase the expected shares to be delivered across all three performance plans by a total of approximately 600,000 shares. In addition, total compensation costs as a result of these modifications are estimated to increase by approximately $66 million, $64 million of which will be recorded in the first quarter of 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s restricted stock unit and performance share awards under the Omnibus Incentive Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	4,991,040	$99.48	2,061,174	$97.44
Granted	2,192,898	102.64	749,174	103.27
Forfeited	(176,745)	103.88	(33,358)	104.22
Performance adjustment(2)	0	0.00	(64,007)	95.81
Released	(2,949,003)	96.05	(610,290)	95.81
Restricted at December 31, 2023	4,058,190	$103.48	2,102,693	$99.93
__________
(1)Performance share awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of units granted, based upon a measure of the reported performance for the Company relative to stated goals. Performance awards granted to senior management in 2021 include a stated goal related to diversity & inclusion that can modify the performance result by +/- 10%.
(2)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

A summary of the Company’s restricted stock unit awards related to the Assurance IQ acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	19,036	$87.67
Granted	0	0.00
Forfeited	(2,713)	87.67
Released	(12,222)	87.67
Restricted at December 31, 2023	4,101	$87.67

The fair market value of restricted stock units and performance shares released under the Omnibus Incentive Plan for the years ended December 31, 2023, 2022 and 2021 was $360 million, $366 million and $155 million, respectively. The fair market value of restricted stock units for the Assurance IQ acquisition related awards under the Omnibus Incentive Plan for the years ended December 31, 2023, 2022 and 2021 was $1 million, $2 million and $3 million, respectively.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2023, 2022 and 2021 was $102.64, $119.71 and $81.82, respectively. The weighted average grant date fair value for performance shares granted under the Omnibus Incentive Plan during the years ended December 31, 2023, 2022 and 2021 was $103.27, $121.29 and $81.43, respectively. There were no restricted stock units granted for the Assurance IQ acquisition during the year ended December 31, 2023, 2022 and 2021.

Unrecognized Compensation Cost

There was no unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2023. Unrecognized compensation cost for restricted stock units and performance shares under the Omnibus Incentive Plan as of December 31, 2023 was $186 million with a weighted average recognition period of 1.74 years. Unrecognized compensation cost for stock options related to the Assurance IQ acquisition as of December 31, 2023 was less than $1 million with a weighted average recognition period of 0.13 years. Unrecognized compensation cost for restricted stock units related to the Assurance IQ acquisition as of December 31, 2023 was less than $1 million with a weighted average recognition period of 0.40 years.

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2023, 2022 and 2021 was $2 million, $8 million and $12 million, respectively. The tax benefit realized for

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

exercises of stock options related to the Assurance IQ acquisition during the years ended December 31, 2023, 2022 and 2021 was $1 million, $4 million and $4 million, respectively.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2023, 2022 and 2021 was $77 million, $75 million and $30 million, respectively. The tax benefit realized upon vesting of restricted stock units related to the Assurance IQ acquisition during the years ended December 31, 2023, 2022 and 2021 was less than $1 million, less than $1 million and $1 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2022 and 2021 was $1 million and $1 million, respectively. As of December 31, 2022, there were no longer any performance units outstanding.

23.SEGMENT INFORMATION

Segments

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

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance, and Individual Life businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

The PGIM segment provides investment management services and solutions related to public fixed income, public equity, real estate debt and equity, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients globally, as well as the Company’s general account.

The U.S. Businesses offer a broad range of products and solutions that cover protection, retirement, savings, income and investment needs. The U.S. Businesses are organized into the following segments:

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
•The Group Insurance segment provides a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. In addition, the segment sells accidental death and dismemberment and other supplemental health solutions and provides plan administration services in connection with its insurance coverages.
•The Individual Life segment develops and distributes variable life, universal life and term life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets.

The International Businesses develops and distributes life insurance, retirement products, investment products and certain accident and health products with fixed benefits to mass affluent and affluent customers through its Life Planner operations in Japan, Brazil, Argentina and Mexico. Its Gibraltar Life and Other operations also provide similar products, as well as advisory

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

and administration services to broad middle income and mass affluent customers across Japan, and through joint ventures in Chile, China, India and Indonesia, and strategic investments in Ghana, Kenya and South Africa through multiple distribution channels (including banks, independent agencies and Life Consultants).

The Closed Block division includes certain in-force participating insurance and annuity products and corresponding assets that are used for the payment of benefits, expenses and policyholders’ dividends related to these products, as well as certain related assets and liabilities. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in the Company’s Corporate and Other operations. See Note 16 for additional information regarding the Closed Block.

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) the Company’s qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across the Company’s businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to the Company’s Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in the International Businesses segment; (10) intercompany arrangements with the International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) Assurance IQ, a wholly-owned consumer solutions distribution platform; (12) Prudential Advisors, Prudential’s proprietary nationwide sales organization; (13) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (14) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

Realized investment gains (losses), net, and related adjustments

Realized investment gains (losses), net

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains (losses) from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains (losses) from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, adjusted operating income excludes realized investment gains (losses) from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset/liability management program related to the risk of those products, as well as from investment performance of invested assets and embedded derivatives associated with certain coinsurance with funds withheld and modified coinsurance reinsurance arrangements.

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$(32)	$22	$33
Current period yield adjustments	$467	$515	$526
Principal source of earnings	$1	$245	$96
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $178 million, $100 million and $66 million for the years ended 2023, 2022 and 2021, respectively. As of December 31, 2023, there was a $963 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily within the Individual Retirement Strategies business and International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $107 million, $113 million and $111 million for the years ended 2023, 2022 and 2021, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net gains (losses) from:
Investments carried at fair value through net income	$754	$(1,562)	$(123)
Foreign currency exchange movements	$(123)	$286	$30
Other activities	$(37)	$(33)	$(33)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Charges related to realized investment gains (losses), net

Charges that relate to realized investment gains (losses) are also excluded from adjusted operating income, and include the following:

•Policyholder dividends and interest credited to policyholders’ account balances that relate to certain life policies that pass back certain realized investment gains (losses) to the policyholder, and reserves for future policy benefits for certain policies that are affected by net realized investment gains (losses); and
•Market value adjustments paid or received upon a contractholder’s surrender of certain of the Company’s annuity products as these amounts mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets.

Change in value of market risk benefits, net of related hedging gains (losses)

The Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. In order to enhance the understanding of underlying performance trends, the Company excludes from adjusted operating income “Change in value of market risk benefits, net of related hedging gains (losses),” which reflects the impact from changes in current market conditions. See Note 2 for additional information regarding market risk benefits.

Market experience updates

“Market experience updates” represent the immediate impacts from changes in current market conditions on estimates of profitability and the impact of those changes on reserves, primarily related to variable and universal life products. These amounts are excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance trends.

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

The Closed Block division is accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 16 for additional information regarding the Closed Block.

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

Other adjustments

“Other adjustments” represents all other adjustments that are excluded from adjusted operating income. These primarily include charges related to the impairment of goodwill, as well as certain components of the consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, and changes in the fair value of contingent consideration.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$713	$843	$1,643
U.S. Businesses:
Institutional Retirement Strategies	1,695	1,547	2,132
Individual Retirement Strategies	1,873	2,982	1,819
Retirement Strategies(1)	3,568	4,529	3,951
Group Insurance	319	(16)	(453)
Individual Life(1)	(95)	(1,802)	169
Total U.S. Businesses	3,792	2,711	3,667
International Businesses:
Life Planner	2,000	1,944	1,982
Gibraltar Life and Other	1,183	1,261	1,750
Total International Businesses	3,183	3,205	3,732
Corporate and Other	(2,172)	(1,677)	(1,810)
Total segment adjusted operating income before income taxes	5,516	5,082	7,232
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,915)	(6,108)	320
Charges related to realized investment gains (losses), net	342	(218)	(60)
Change in value of market risk benefits, net of related hedging gains (losses)	56	(443)	3,562
Market experience updates	110	642	20
Divested and Run-off Businesses:
Closed Block division	(100)	(18)	158
Other Divested and Run-off Businesses	349	146	769
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(68)	(36)	(54)
Other adjustments(2)	(218)	(939)	(1,112)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$3,072	$(1,892)	$10,835
__________
(1)The Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Includes goodwill impairments of $177 million, $903 million and $1,060 million recorded in the fourth quarters of 2023, 2022 and 2021, respectively, related to Assurance IQ. See Note 2 and Note 10 for additional information.

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

	As of December 31,
	2023	2022
	(in millions)
Assets by segment:
PGIM	$42,064	$48,364
U.S. Businesses:
Institutional Retirement Strategies	111,308	108,565
Individual Retirement Strategies	139,934	130,173
Retirement Strategies	251,242	238,738
Group Insurance	39,214	38,201
Individual Life	116,449	102,445
Total U.S. Businesses	406,905	379,384
International Businesses:
Life Planner	81,164	78,010
Gibraltar Life and Other	110,060	108,781
Total International Businesses	191,224	186,791
Corporate and Other	29,842	23,556
Closed Block division	51,088	50,934
Total assets per Consolidated Statements of Financial Position	$721,123	$689,029

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,638	$268	$2,925	$0	$0	$0	$113	$2
U.S. Businesses:
Institutional Retirement Strategies	11,030	4,180	9,335	8,759	552	0	1	16
Individual Retirement Strategies	4,517	1,454	2,644	134	490	0	72	349
Retirement Strategies	15,547	5,634	11,979	8,893	1,042	0	73	365
Group Insurance	6,285	512	5,966	4,703	166	0	8	9
Individual Life	6,274	2,860	6,369	3,295	912	35	898	456
Total U.S. Businesses	28,106	9,006	24,314	16,891	2,120	35	979	830
International Businesses:
Life Planner	9,596	2,351	7,596	5,841	243	0	(3)	306
Gibraltar Life and Other	9,086	2,938	7,903	5,216	700	25	26	316
Total International Businesses	18,682	5,289	15,499	11,057	943	25	23	622
Corporate and Other(1)	468	734	2,640	(11)	113	0	651	(37)
Total revenues, and benefits and expenses on an adjusted operating income basis	50,894	15,297	45,378	27,937	3,176	60	1,766	1,417
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,333)	(18)	582	84	498	0	0	0
Charges related to realized investment gains (losses), net(2)	237	0	(105)	(189)	3	0	0	29
Change in value of market risk benefits, net of related hedging gains (losses)	56	0	0	0	0	0	0	0
Market experience updates	67	0	(43)	(2)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	3,666	1,959	3,766	2,354	118	1,008	0	13
Other Divested and Run-off Businesses	1,477	627	1,128	747	188	1	(4)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(85)	0	(17)	0	0	0	0	0
Other adjustments	0	0	218	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$53,979	$17,865	$50,907	$30,931	$3,983	$1,069	$1,762	$1,459

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,622	$94	$2,779	$0	$0	$0	$57	$3
U.S. Businesses:
Institutional Retirement Strategies	19,116	3,653	17,569	17,476	394	0	15	11
Individual Retirement Strategies	5,470	918	2,488	149	314	0	(55)	362
Retirement Strategies	24,586	4,571	20,057	17,625	708	0	(40)	373
Group Insurance	6,115	479	6,131	4,914	153	0	4	2
Individual Life	5,786	2,467	7,588	3,290	926	34	810	446
Total U.S. Businesses	36,487	7,517	33,776	25,829	1,787	34	774	821
International Businesses:
Life Planner	9,541	2,119	7,597	5,992	183	0	18	296
Gibraltar Life and Other	9,470	2,847	8,209	5,735	555	47	17	300
Total International Businesses	19,011	4,966	15,806	11,727	738	47	35	596
Corporate and Other(1)	425	607	2,102	0	137	0	723	(39)
Total revenues, and benefits and expenses on an adjusted operating income basis	59,545	13,184	54,463	37,556	2,662	81	1,589	1,381
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(6,204)	(23)	(96)	95	(191)	0	0	0
Charges related to realized investment gains (losses), net(2)	120	0	338	112	35	0	0	37
Change in value of market risk benefits, net of related hedging gains (losses)	(443)	0	0	0	0	0	0	0
Market experience updates	161	0	(481)	(6)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	2,958	1,976	2,976	2,428	121	115	9	14
Other Divested and Run-off Businesses	742	900	596	631	(434)	2	(2)	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	0	38	0	0	0	0	0
Other adjustments	0	0	939	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$56,881	$16,037	$58,773	$40,816	$2,193	$198	$1,596	$1,433

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,493	$157	$2,850	$0	$0	$0	$25	$6
U.S. Businesses:
Institutional Retirement Strategies	15,541	3,921	13,409	12,995	356	0	14	16
Individual Retirement Strategies	4,460	925	2,641	141	318	0	18	365
Retirement Strategies	20,001	4,846	16,050	13,136	674	0	32	381
Group Insurance	6,219	538	6,672	5,478	171	0	3	9
Individual Life	6,170	2,549	6,001	2,966	871	35	753	446
Total U.S. Businesses	32,390	7,933	28,723	21,580	1,716	35	788	836
International Businesses:
Life Planner	10,169	2,244	8,187	6,562	190	0	4	306
Gibraltar Life and Other	10,717	3,159	8,967	6,361	605	47	2	310
Total International Businesses	20,886	5,403	17,154	12,923	795	47	6	616
Corporate and Other(1)	463	667	2,273	(24)	135	0	655	(38)
Total revenues, and benefits and expenses on an adjusted operating income basis	58,232	14,160	51,000	34,479	2,646	82	1,474	1,420
Reconciling items:
Realized investment gains (losses), net, and related adjustments	755	(40)	435	69	366	0	0	0
Charges related to realized investment gains (losses), net(2)	(9)	0	51	(13)	24	0	0	42
Change in value of market risk benefits, net of related hedging gains (losses)	3,562	0	0	0	0	0	0	0
Market experience updates	(8)	0	(28)	(10)	0	0	0	0
Divested and Run-off Businesses:
Closed Block division	5,947	2,500	5,789	2,547	125	2,793	0	14
Other Divested and Run-off Businesses	2,877	1,667	2,108	919	270	(1)	4	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(109)	0	(55)	0	0	0	0	0
Other adjustments	0	0	1,112	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$71,247	$18,287	$60,412	$37,991	$3,431	$2,874	$1,478	$1,482
__________
(1)Corporate and Other operations, through AIQ and Prudential Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third-parties.
(2)As a result of the adoption of ASU 2018-12, “Charges related to realized investment gains (losses),” no longer includes the current period impact of net realized investment gains (losses) on the amortization of DAC. Amounts above reflect amortization of historical DAC balances related to realized investment gains (losses) prior to the adoption of the ASU.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following by geographic location that are 10 percent or more of the Company’s total consolidated revenue:

	2023	2022	2021
	(in millions)
United States	$31,031	$36,826	$46,580
Japan	15,538	14,599	17,818
Other countries	7,410	5,456	6,849
Total PFI consolidated revenue	$53,979	$56,881	$71,247

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2023	2022	2021
	(in millions)
PGIM segment intersegment revenues	$796	$822	$939

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	2023	2022	2021
	(in millions)
Asset-based management fees	$3,169	$3,434	$4,111
Performance-based incentive fees	45	84	147
Other fees	503	544	643
Total asset management and service fees	$3,717	$4,062	$4,901

24.RELATED PARTY TRANSACTIONS

In September 2023, the Company invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic, a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re, a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties.

Also in September 2023, the Company entered into an agreement with Prismic Re, to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of the Company. These contracts represent approximately 70% of the Company’s in-force structured settlement annuities business. Separately, the Company, through PGIM, entered into an investment management agreement with Prismic to manage a large portion of Prismic Re's assets. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic and Prismic Re.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The related party balances with Prismic and Prismic Re impacted the Company’s balance sheet as of the period indicated as follows:

December 31, 2023
(in millions)
Reinsurance recoverables and deposit receivables	$9,752
Other assets	$132
Reinsurance and funds withheld payables (includes $508 of embedded derivatives at fair value)	$8,544
Accumulated other comprehensive income (loss)	$335

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of December 31, 2023. See Note 25 for additional information on the Company’s guarantees and commitments.

The related party activity with Prismic and Prismic Re impacted the Company’s results of operations and cash flows for the period indicated as follows:

Year Ended December 31, 2023
(in millions)
Premiums	$(4,811)
Asset management and service fees	10
Other income	52
Realized investment gains(losses), net	(491)
Policyholders’ benefits	(4,915)
Change in estimates of liability for future policy benefits	5
General and administrative expenses	3
Income (loss) from related parties, before income taxes	(333)
Other comprehensive income (loss), before tax	335
Total comprehensive income (loss), before tax	$2

Year Ended December 31, 2023
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$491
Change in:
Other, net	$(206)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$3

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

25.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	As of December 31,
	2023	2022
	(in millions)
Total outstanding mortgage loan commitments	$1,798	$1,995
Portion of commitment where prearrangement to sell to investor exists	$366	$582

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both December 31, 2023 and 2022. The change in allowance is $0 million for the years ended December 31, 2023 and 2022.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2023	2022
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$10,675	$8,376
Expected to be funded from separate accounts	$39	$183

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the years ended December 31, 2023 or 2022.

Indemnification of Securities Lending and Securities Repurchase Transactions

	As of December 31,
	2023	2022
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,409	$5,834
Fair value of related collateral associated with above indemnifications(1)	$5,528	$5,985
Accrued liability associated with guarantee	$0	$0
__________
(1)There were no securities repurchase transactions as of December 31, 2023 and 2022.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Guarantees of Asset Values

	As of December 31,
	2023	2022
	(in millions)
Guaranteed value of third parties’ assets	$78,009	$84,338
Fair value of collateral supporting these assets	$73,186	$77,693
Asset (liability) associated with guarantee, carried at fair value	$(2)	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2023	2022
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,102	$2,972
First-loss exposure portion of above	$898	$862
Accrued liability associated with guarantees(1)	$28	$33
__________
(1)As of December 31, 2023 and 2022, the accrued liability associated with guarantees includes an allowance for credit losses of $14 million and $17 million, respectively. The change in allowance is a reduction of $3 million for the years ended December 31, 2023 and 2022..

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $24,875 million and $23,937 million of mortgages subject to these loss-sharing arrangements as of December 31, 2023 and 2022, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for the years ended December 31, 2023 and 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other Guarantees

	As of December 31,
	2023	2022
	(in millions)
Other guarantees where amount can be determined	$36	$57
Accrued liability for other guarantees and indemnifications	$32	$33

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2023, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 24 for additional information on the related party relationship between the Company and Prismic Re and Note 15 for additional information on the Company’s reinsurance transactions.

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

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2023	2022
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$35	$37
Premium tax offset currently available for paid assessments	2	2
Total	$37	$39
Other liabilities:
Insolvency assessments	$29	$29

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

Moreland, Socorro v. PICA, et al.

In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30-day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order. In December 2022, plaintiff filed a motion for class certification. In September 2023, the court issued an Order denying plaintiff’s class certification motion. In January 2024, the court issued a Joint Stipulation and Order dismissing the case with prejudice. This matter is now closed.

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law and seeks unspecified damages along with declaratory and injunctive relief.

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

Securities Litigation

City of Warren v. PFI, et al.

In November 2019, a putative class action complaint entitled City of Warren Police and Fire Retirement System v. Prudential Financial, Inc., Charles F. Lowrey and Kenneth Y. Tanji, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims for federal securities law violations against PFI, and Charles Lowrey, PFI’s chief executive officer, and Kenneth Tanji, PFI’s chief financial officer, individually, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; and (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience. The putative class includes all purchasers of PFI common stock between February 15, 2019 and August 2, 2019. In March 2020, the court issued an order consolidating this action with Donald P. Crawford v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. In June 2020, plaintiffs filed an amended complaint and added Robert M. Falzon, PFI’s vice chairman, as an individual defendant. In August 2020, the Company filed a motion to dismiss the amended complaint. In December 2020, the court issued an order granting defendants’ motion to dismiss the amended complaint with prejudice and plaintiff subsequently filed, in January 2021, a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

June 2023, the Court of Appeals for the Third Circuit affirmed in part and reversed in part the trial court’s December 2020 decision dismissing the amended complaint with prejudice and remanded the case to the District Court to consider alternative grounds for dismissal not reached by the District Court’s 2020 decision. In February 2024, plaintiff filed a motion seeking preliminary certification of a settlement class, approval of class notice, and preliminary approval of the proposed class action settlement.

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

Kevin M. Frost et al. v. Prudential Financial, Inc.

In November 2023, a shareholder derivative complaint entitled Kevin M. Frost et al., Derivatively on behalf of Prudential Financial, Inc. v. Charles Lowrey, et al., was filed in the Superior Court of New Jersey, Law Division, Essex County (the “Derivative Complaint”) against PFI as a “nominal” defendant, PFI’s chairman and chief executive officer, vice chairman, chief financial officer, and certain current and former members of PFI’s Board. The Derivative Complaint asserts a claim for breach of fiduciary duty against the individual defendants and allege that they harmed the Company by permitting the dissemination of allegedly misleading and inaccurate financial information related to the Company’s 2Q 2019 increased reserve estimates involving its Individual Life business.

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

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In February 2021, an amended putative class action complaint entitled William James Griffin, et al. v. Benefytt Technologies, Inc. (f/k/a Health Insurance Innovations, Inc.), Health Plan Intermediaries Holdings, Inc. and Assurance IQ, LLC, was filed in the United States District Court for the Southern District of Florida, alleging that the defendants violated the Racketeering Influenced and Corrupt Organizations Act, and engaged in a conspiracy to defraud customers through the sale of limited indemnity and short term health insurance products to individuals seeking comprehensive medical insurance. The complaint seeks unspecified treble damages, declaratory and injunctive relief. In June 2021, the Company filed a motion to dismiss the amended complaint. In March 2022, the court issued an order granting Assurance IQ, LLC’s motion to dismiss the claims for declaratory and injunctive relief and denying the motion to dismiss as to the remaining claims. In May 2022, plaintiffs filed a second amended complaint narrowing the scope of the putative plaintiff class, and the Company filed its answer. In January 2023, plaintiffs filed a motion for class certification, and in February 2023, plaintiffs filed a third amended complaint. In February 2023, the Company filed its answer to the third amended complaint. In November 2023, plaintiff filed a motion seeking preliminary certification of a settlement class and approval of class notice, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement (the “Settlement”). In December 2023, the court issued an order granting the motion for preliminary approval of the Settlement.

Other Matters

Cho v. PICA, et al.

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint. In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and current and former members of the Company’s Administrative Committee and Investment Oversight Committee. In December 2020, defendants filed a motion to dismiss the amended complaint. In September 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice. In October 2021, plaintiff filed a second amended complaint asserting claims against defendants under the Employee Retirement Income Security Act of 1974 for breach of fiduciary duty, prohibited transactions and failure to monitor fiduciaries. The second amended complaint seeks declaratory, injunctive and equitable relief, unspecified damages, attorneys’ fees and costs. In December 2021, defendants filed a motion to dismiss the second amended complaint. In August 2022, the court: (i) dismissed, with prejudice, the breach of the fiduciary duty of loyalty and prohibited transaction claims based on the inclusion of Prudential-affiliated funds in the Plan’s investment options; (ii) dismissed, without prejudice, the breach of fiduciary duty claims based on certain alleged underperforming Plan funds; and (iii) denied the motion to dismiss plaintiffs’ claims for breach of the fiduciary duties of prudence and to monitor other fiduciaries, based on alleged delays in removing other alleged underperforming funds. In September 2022, plaintiff filed a third amended complaint asserting claims for breach of duty of prudence and to monitor fiduciaries, and in October 2022, defendants filed their answer to the third amended complaint. In May 2023, plaintiff filed a motion for class certification. In August 2023, the court issued an Order granting plaintiff’s class certification motion. In January 2024, by an October 2023 court Order, defendants submitted to plaintiffs their summary judgment brief.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

26.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2023 and 2022 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2023
Total revenues	$17,045	$13,498	$8,352	$15,084
Total benefits and expenses	15,198	12,877	9,410	13,422
Net income (loss)	1,477	496	(791)	1,326
Less: Income attributable to noncontrolling interests	15	(15)	11	9
Net income (loss) attributable to Prudential Financial, Inc.	$1,462	$511	$(802)	$1,317

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$3.94	$1.38	$(2.23)	$3.62
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$3.93	$1.38	$(2.23)	$3.61

2022
Total revenues	$11,855	$11,392	$20,201	$13,433
Total benefits and expenses	12,513	12,460	20,327	13,473
Net income (loss)	(506)	(1,017)	(108)	(44)
Less: Income attributable to noncontrolling interests	(13)	(7)	(16)	8
Net income (loss) attributable to Prudential Financial, Inc.	$(493)	$(1,010)	$(92)	$(52)

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$(1.33)	$(2.71)	$(0.26)	$(0.16)
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$(1.33)	$(2.71)	$(0.26)	$(0.16)
__________
(1)Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

27.SUBSEQUENT EVENTS

Common Stock Dividend

On February 6, 2024, Prudential Financial’s Board of Directors declared a cash dividend of $1.30 per share of Common Stock, payable on March 14, 2024 to shareholders of record as of February 20, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2023 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, no such plans or other arrangements were adopted or terminated.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2024, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023 (the “Proxy Statement”).

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	9,054,362	(1)	$94.22	(2)	12,768,038
Equity compensation plans approved by security holders—Director Plan	163,832
Equity compensation plans approved by security holders—PSPP(3)					4,750,318
Total equity compensation plans approved by security holders	9,218,194				17,518,356
Equity compensation plans not approved by security holders
Grand Total	9,218,194				17,518,356
__________
(1)Represents 1,718,690 outstanding Options, 4,062,291 outstanding Restricted Units and 3,273,381 outstanding Performance Shares as of December 31, 2023 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2023. The number of performance shares outstanding as of December 31, 2023 at target (100%) performance factor was 2,102,693. The actual number of performance shares the Compensation Committee will award at the end of each performance period will range between 0% and 165% of the target number of performance shares granted, based upon the achievement of Company financial performance goals selected by the Compensation Committee at the start of the performance period. Performance shares granted to senior management in 2021 also include a performance goal related to diversity and inclusion.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 3.60 years.
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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2023
(in millions)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,874	$21,796	$21,796
Obligations of U.S. states and their political subdivisions	8,650	8,458	8,458
Foreign governments	71,556	70,190	70,190
Asset-backed securities	12,514	12,595	12,595
Residential mortgage-backed securities	2,438	2,265	2,265
Commercial mortgage-backed securities	10,571	9,892	9,892
Public utilities	32,600	30,327	30,327
All other corporate bonds	171,017	160,383	160,383
Redeemable preferred stock	378	415	415
Total fixed maturities, available-for-sale	$334,598	$316,321	$316,321
Equity securities:
Common stocks:
Other common stocks	$4,407	$6,142	$6,142
Mutual funds	1,172	1,859	1,859
Nonredeemable preferred stocks	50	72	72
Perpetual preferred stocks	157	169	169
Total equity securities, at fair value	$5,786	$8,242	$8,242
Fixed maturities, trading	$10,624	$9,790	$9,790
Assets supporting experience-rated contractholder liabilities(1)	2,496		3,168
Commercial mortgage and other loans(2)	59,305		59,305
Policy loans	10,047		10,047
Short-term investments	5,005		5,005
Other invested assets	22,855		22,855
Total investments	$450,716		$434,733
__________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $58,881 million and uncollateralized loans of $424 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2023 and 2022
(in millions)

	2023	2022
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2023- $1,519; 2022- $1,719)	$1,386	$1,564
Equity securities, at fair value (cost: 2023- $25; 2022- $25)	25	25
Other invested assets	2,237	2,495
Total investments	3,648	4,084
Cash and cash equivalents	971	1,396
Due from subsidiaries	2,377	2,841
Loans receivable from subsidiaries	7,448	8,032
Investment in subsidiaries(1)	38,519	41,390
Property, plant and equipment	404	413
Income taxes receivable	682	0
Other assets	315	116
TOTAL ASSETS	$54,364	$58,272
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,166	$3,705
Loans payable to subsidiaries	4,602	4,279
Short-term debt	25	25
Long-term debt	18,162	19,162
Income taxes payable	100	71
Other liabilities	489	437
Total liabilities	26,544	27,679
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2023 and December 31, 2022)	6	6
Additional paid-in capital	25,746	25,747
Common Stock held in treasury, at cost (307,089,216 and 300,342,458 shares as of December 31, 2023 and 2022, respectively)	(23,780)	(23,068)
Accumulated other comprehensive income (loss)(1)	(6,504)	(3,806)
Retained earnings(1)	32,352	31,714
Total equity	27,820	30,593
TOTAL LIABILITIES AND EQUITY	$54,364	$58,272

__________
(1)     Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
REVENUES
Net investment income	$345	$177	$62
Realized investment gains (losses), net	(4)	128	90
Affiliated interest revenue	408	387	358
Other income (loss)	14	27	18
Total revenues	763	719	528
EXPENSES
General and administrative expenses	173	71	166
Interest expense	1,282	1,161	1,088
Total expenses	1,455	1,232	1,254
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURES	(692)	(513)	(726)
Total income tax expense (benefit)	(152)	(134)	(130)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURES	(540)	(379)	(596)
Equity in earnings of subsidiaries(1)	3,023	(1,268)	9,464
Equity in earnings of operating joint ventures, net of taxes	5	0	0
NET INCOME (LOSS)	$2,488	$(1,647)	$8,868
Other Comprehensive Income (loss)(1)	(2,698)	5,687	2,165
TOTAL COMPREHENSIVE INCOME (LOSS)	$(210)	$4,040	$11,033
__________
(1)     Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)(1)	$2,488	$(1,647)	$8,868
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries(1)	(3,023)	1,268	(9,464)
Equity in earnings of operating joint ventures, net of taxes	(5)	0	0
Realized investment (gains) losses, net	4	(128)	(90)
Dividends received from subsidiaries	3,705	3,967	3,239
Property, plant and equipment	(15)	(8)	(4)
Change in:
Due to/from subsidiaries, net	212	681	(513)
Other, operating	(487)	39	63
Cash flows from (used in) operating activities	2,879	4,172	2,099
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	372	76	969
Short-term investments	19,196	23,529	15,718
Payments for the purchase of:
Fixed maturities, available-for-sale	(171)	(744)	(500)
Short-term investments	(18,938)	(24,080)	(13,795)
Capital contributions to subsidiaries	(1,651)	(2,527)	(874)
Returns of capital contributions from subsidiaries	599	2,098	430
Loans to subsidiaries, net of maturities	584	(157)	151
Other, investing	0	0	7
Cash flows from (used in) investing activities	(9)	(1,805)	2,106
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,846)	(1,817)	(1,814)
Common Stock acquired	(1,012)	(1,488)	(2,500)
Common Stock reissued for exercise of stock options	126	163	200
Proceeds from the issuance of debt (maturities longer than 90 days)	495	2,474	0
Repayments of debt (maturities longer than 90 days)	(1,514)	(1,005)	(1,308)
Repayments of loans from subsidiaries	(660)	(1,811)	151
Proceeds from loans payable to subsidiaries	1,256	1,386	1,411
Net change in financing arrangements (maturities of 90 days or less)	1	(2)	0
Other, financing	(141)	(122)	(156)
Cash flows from (used in) financing activities	(3,295)	(2,222)	(4,016)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(425)	145	189
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,396	1,251	1,062
CASH AND CASH EQUIVALENTS, END OF YEAR	$971	$1,396	$1,251

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,224	$1,071	$1,050
Cash paid (refunds received) during the period for taxes	$554	$(231)	$(330)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(753)	$(620)	$(3,607)
Non-cash dividends/returns of capital from subsidiaries	$1,067	$501	$4,582
Treasury Stock shares issued for stock-based compensation programs	$275	$235	$138
__________
(1)     Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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

In September 2023, the Company invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties.

In April 2022, the Company completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a subsidiary of Prudential Financial, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The Company recognized a pre-tax gain on sale of $1,448 million.

In April 2022, the Company completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”), primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts. The Company recognized a net pre-tax gain on sale of $650 million, as well as a deferred gain of approximately $400 million in 2022, including a post-closing true-up, for the ceding of certain insurance policies through reinsurance to Great-West.

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2023 and 2022 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2023	2022
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			0	0
Total short-term debt			$25	$25
Long-term debt:
Fixed rate senior notes	2026-2051	1.50%-6.63%	$10,112	$10,115
Junior subordinated notes	2044-2062	3.70%-6.75%	8,050	9,047
Total long-term debt			$18,162	$19,162
__________
(1)Ranges of interest rates are for the year ended December 31, 2023.
(2)The weighted average interest rate on outstanding commercial paper was 5.35% and 4.35% at December 31, 2023 and December 31, 2022, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the table above. Interest expense was $0.0 million for the years ended December 31, 2023, 2022 and 2021, as there were no such derivatives that qualified for hedge accounting treatment.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2023:

	Calendar Year
	2025	2026	2027	2028	2028 and thereafter	Total
	(in millions)
Long-term debt	$0	$500	$0	$390	$17,272	$18,162

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2023	2022	2021
	(in millions)
Prudential Annuities Holding Company	$18	$74	$73
International Insurance and Investments Holding Companies(1)	216	1,313	838
The Prudential Insurance Company of America(2)	3,100	2,400	1,100
PGIM Holding Company(1)	66	156	540
Prudential Annuities Life Assurance Corporation(2)	0	2,081	1,057
Other Companies(3)	904	41	62
Total	$4,304	$6,065	$3,670
__________
(1)2021 includes $450 million of net proceeds from the sale of Pramerica SGR (Italy Investment JV) and $198 million of net proceeds from the sale of POT that were distributed to PFI.

(2)2022 includes $2,400 million of net proceeds from the sale of PRIAC and $2,081 million of net proceeds from the sale of PALAC that were distributed to PFI.
(3)2023 includes $900 million dividends and returns of capital from a rabbi trust.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2023, there was $514 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2023, Prudential Financial had issued guarantees of outstanding loans totaling $4.9 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct the Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of business guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $2.3 billion of letters of credit obtained by the Lotus Reinsurance Company from a third-party financial institution, for the benefit of PICA and Pruco Life as beneficiaries, to support U.S. statutory reserve credit related to reinsurance agreements with PICA and Pruco Life. As of December 31, 2023, $2.3 billion of letters of credit have been issued to PICA and Pruco Life under the facility, and the likelihood of PICA and Pruco Life drawing upon them is remote. The guarantees are automatically renewed annually unless notice of termination is given by either party. The current value of the guarantees is estimated to be immaterial. This also includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit obtained by Prismic Re from third party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2023, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2023
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$268	$0	$2	$2,937
U.S. Businesses:
Institutional Retirement Strategies	139	75,431	0	17,520	6,375	4,161	9,209	10	210
Individual Retirement Strategies	3,881	1,229	0	30,860	1,335	1,453	713	387	1,663
Retirement Strategies	4,020	76,660	0	48,380	7,710	5,614	9,922	397	1,873
Group Insurance	137	5,348	251	5,342	5,699	517	4,869	9	1,088
Individual Life	7,600	24,748	0	32,266	3,180	2,879	4,152	456	1,590
Total U.S. Businesses	11,757	106,756	251	85,988	16,589	9,010	18,943	862	4,551
Life Planner	4,909	55,079	2	13,308	7,000	2,339	6,555	306	1,101
Gibraltar Life and Other	4,442	58,349	71	38,663	6,231	2,942	5,970	316	1,387
International Businesses	9,351	113,428	73	51,971	13,231	5,281	12,525	622	2,488
Corporate and Other	(420)	9,186	0	4,594	396	1,347	1,035	(40)	2,880
Total PFI excluding Closed Block division	20,688	229,370	324	142,553	30,216	15,906	32,503	1,446	12,856
Closed Block division	168	43,587	0	5,940	1,675	1,959	3,480	13	272
Total	$20,856	$272,957	$324	$148,493	$31,891	$17,865	$35,983	$1,459	$13,128

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2022
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$94	$0	$3	$2,791
U.S. Businesses:
Institutional Retirement Strategies	95	70,690	0	17,159	15,072	3,643	18,111	3	220
Individual Retirement Strategies	4,282	1,232	0	22,168	1,605	924	577	409	1,654
Retirement Strategies	4,377	71,922	0	39,327	16,677	4,567	18,688	412	1,874
Group Insurance	143	5,408	249	5,882	5,556	482	5,068	2	1,061
Individual Life	7,289	22,369	0	30,724	2,926	2,461	4,138	447	1,546
Total U.S. Businesses	11,809	99,699	249	75,933	25,159	7,510	27,894	861	4,481
Life Planner	4,710	51,793	1	11,400	7,127	2,130	6,038	296	1,119
Gibraltar Life and Other	4,231	57,148	76	35,536	6,717	2,840	6,281	300	1,450
International Businesses	8,941	108,941	77	46,936	13,844	4,970	12,319	596	2,569
Corporate and Other(1)	(385)	8,392	1	8,225	388	1,487	331	(41)	3,340
Total PFI excluding Closed Block division	20,365	217,032	327	131,094	39,391	14,061	40,544	1,419	13,181
Closed Block division	181	44,414	0	5,224	1,699	1,976	2,663	14	298
Total	$20,546	$261,446	$327	$136,318	$41,090	$16,037	$43,207	$1,433	$13,479

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2021
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$157	$0	$6	$2,772
U.S. Businesses:
Institutional Retirement Strategies	82	79,388	0	16,561	11,075	3,946	13,447	8	215
Individual Retirement Strategies(2)	3,854	1,523	0	7,028	2,184	929	547	418	1,814
Retirement Strategies	3,936	80,911	0	23,589	13,259	4,875	13,994	426	2,029
Group Insurance	142	5,600	254	6,306	5,582	513	5,649	9	1,013
Individual Life	7,049	23,972	0	30,482	3,018	2,533	3,771	446	1,518
Total U.S. Businesses	11,127	110,483	254	60,377	21,859	7,921	23,414	881	4,560
Life Planner	4,685	73,173	1	11,732	7,611	2,264	7,079	306	1,117
Gibraltar Life and Other	4,136	82,454	86	37,838	7,295	3,135	7,050	310	1,630
International Businesses	8,821	155,627	87	49,570	14,906	5,399	14,129	616	2,747
Corporate and Other(1)(3)	(381)	12,904	1	8,446	829	2,310	1,288	(35)	4,279
Total PFI excluding Closed Block division	19,567	279,014	342	118,393	37,594	15,787	38,831	1,468	14,358
Closed Block division	196	45,586	0	13,380	1,789	2,500	5,465	14	311
Total	$19,763	$324,600	$342	$131,773	$39,383	$18,287	$44,296	$1,482	$14,669
__________
(1)Effective January 1, 2023, Assurance IQ no longer represents a separately reportable segment and is now included within Corporate and Other operations. Prior period amounts have been reclassified to conform to current period presentation.
(2)Includes reclassification of “Assets held-for-sale” for Deferred Policy Acquisition Costs of $(1,097) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(4,505) million, and Other Policy Claims and Benefits Payable of $(11,750) million. The sale was completed in the second quarter of 2022.
(3)Includes reclassification of “Assets held-for sale” for Deferred Policy Acquisition Costs of $(100) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(157) million, and Other Policy Claims and Benefits Payable of $(28,164) million. The sale was completed in the second quarter of 2022.

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2023, 2022 and 2021
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2023
Life Insurance Face Amount In Force	$4,173,524	$891,770	$165,988	$3,447,742	4.8%
Premiums:
Life Insurance	$26,585	$7,028	$5,005	$24,562	20.4%
Accident and Health Insurance	2,890	88	0	2,802	0.0
Total Premiums	$29,475	$7,116	$5,005	$27,364	18.3%
2022
Life Insurance Face Amount In Force	$4,133,602	$858,957	$178,286	$3,452,931	5.2%
Premiums:
Life Insurance	$31,900	$2,227	$4,072	$33,745	12.1%
Accident and Health Insurance	2,821	91	0	2,730	0.0
Total Premiums	$34,721	$2,318	$4,072	$36,475	11.2%
2021
Life Insurance Face Amount In Force	$4,067,801	$835,774	$177,089	$3,409,116	5.2%
Premiums:
Life Insurance	$27,690	$2,329	$5,699	$31,060	18.3%
Accident and Health Insurance	2,978	88	0	2,890	0.0
Total Premiums	$30,668	$2,417	$5,699	$33,950	16.8%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities
Assurance IQ	Assurance IQ, LLC / AIQ	POA	Prudential of Argentina
Company	Prudential Financial, Inc. and its subsidiaries	POB	Prudential of Brazil
PFI	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms
A.M. Best	A.M. Best Company	Great-West	Great-West Life & Annuity Insurance Company
AFS Debt Securities	Fixed maturities, available-for-sale, at fair value	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
Affordable Care Act	The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act	Hartford Financial	Hartford Financial Services Group, Inc.
AIG	American International Group	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
Allstate	The Allstate Corporation	HTM Debt Securities	Fixed maturities, held-to-maturity, at amortized cost
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	IB	Dynamic Income Benefit
Bermuda Insurance Act	The Bermuda Insurance Act 1978 and related regulations as amended from time to time	Inflation Reduction Act	The Inflation Reduction Act of 2022
Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
CIO Organization	Chief Investment Officer Organization	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Council / FSOC	Financial Stability Oversight Council	PBR	Principle-based reserving approach for life insurance products
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
DAI	The Prudential Fixed Annuity with Daily Advantage Income Benefit®	Prismic	Prismic Life Holding Company LP
Deerpath	Deerpath Capital Management, LP	Prismic Re	Prismic Life Reinsurance, Ltd.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Fortitude	Fortitude Group Holdings, LLC	Talcott Resolution	Talcott Resolution Life Insurance Company
FRB	Board of Governors of the Federal Reserve System	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
GDPR	The European Union’s General Data Protection Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America
Generator	Economic Scenario Generator	Union Hamilton	Union Hamilton Reinsurance, Ltd.

Acronyms
ACL	Allowance for Credit Losses	GMIWB	Guaranteed Minimum Income and Withdrawal Benefits
AI	Artificial Intelligence	GMWB	Guaranteed Minimum Withdrawal Benefits
AIR	Additional Insurance Reserves	GSEs	Government Sponsored Entities
ALM	Asset Liability Management	HDI	Highest Daily Lifetime Income
AOCI	Accumulated Other Comprehensive Income (Loss)	IAIG	Internationally Active Insurance Groups
ASC	Accounting Standards Codification	IAIS	International Association of Insurance Supervisors
ASU	Accounting Standards Update	IMO	Independent Marketing Organizations
AUD	Australian Dollar	IMR	Interest Maintenance Reserves
BEAT	Base Erosion and Anti-Abuse Tax	IRA	Individual Retirement Account
BMA	Bermuda Monetary Authority	IRS	Internal Revenue Service
bps	Basis Points	LIBOR	London Inter-Bank Offered Rate
CAMT	Corporate Alternative Minimum Tax	LPs/LLCs	Limited Partnerships and Limited Liability Companies
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	LRR	Loss Recognition Reserves
CCPA	California Consumer Privacy Act	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Loss	MRBs	Market Risk Benefits
CFC	Capital and Finance Committee	NAIC	National Association of Insurance Commissioners
CFTC	Commodity Futures Trading Commission	NAV	Net Asset Value
CIO	Chief Information Officer	NFA	National Futures Association
CISO	Chief Information Security Officer	NJDOBI	New Jersey Department of Banking and Insurance
CLO	Collateralized Loan Obligation	NOLs	Net Operating Losses
CMS	U.S. Centers for Medicare and Medicaid Services	NPR	Non-Performance Risk
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NTG	Net-To-Gross
COVID-19	2019 Novel Coronavirus	NY DFS	New York State Department of Financial Services
CPRA	California Privacy Rights Act	OCI	Other Comprehensive Income (Loss)
CSA	Credit Support Annex	OECD	Organization of Economic Cooperation and Development
DAC	Deferred Policy Acquisition Costs	OTC	Over-The-Counter
DOL	U.S. Department of Labor	OTTI	Other-Than-Temporary Impairments
DPL	Deferred Profit Liability	PALAC	Prudential Annuities Life Assurance Corporation
DRD	Dividend Received Deduction	PCAOB	Public Company Accounting Oversight Board
DSI	Deferred Sales Inducements	PDI	Prudential Defined IncomeSM
E.U.	The European Union	PFL	Profits Followed by Losses
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PIIA	The Prudential Immediate Income Annuity
ERC	Executive Risk Committee	POK	The Prudential Life Insurance Company of Korea, Ltd. / Prudential of Korea
ERISA	Employee Retirement Income Security Act	POT	The Prudential Life Insurance Company of Taiwan Inc.
ERMC	Enterprise Risk Management Council	PPACA	The Patient Protection and Affordable Care Act
ESG	Environmental, Social and Governance	PPC	Japan Policyholders Protection Corporation
ESR	Economic Solvency Ratio	PPI	Prudential Premier® Investment Variable Annuity
ETFs	Exchange-traded Funds	PREI	Prudential Real Estate Investors
FANIP	Funding Agreement Notes Issuance Program	PRIAC	Prudential Retirement Insurance and Annuity Company
FASB	Financial Accounting Standards Board	QPAMs	Qualified Professional Asset Managers
FHLBB	Federal Home Loan Bank of Boston	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FINRA	Financial Industry Regulatory Authority	RICO	Racketeer Influenced and Corrupt Organizations Act
FLIAC	Fortitude Life Insurance and Annuity Company	RMSA	Retiree Medical Savings Account
FMI	Future Mortality Improvement	ROP	Return of Purchase Payment
FSA	Financial Services Agency	SEC	Securities and Exchange Commission
FSB	Financial Stability Board	SECURE	Setting Every Community up for Retirement Enhancement Act
G20	Group of Twenty nations	SIFI	Systemically Important Financial Institution
Generative AI	Generative Artificial Intelligence	SMR	Solvency Margin Ratio
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Funding Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	U.K.	The United Kingdom

Acronyms (Continued)
U.S.	The United States of America	VIEs	Variable Interest Entities
UCITS	Undertakings for the Collective Investment in Transferable Securities	VM-21	Valuation Manual, Section 21
URR	Unearned Revenue Reserve	VOBA	Value of Business Acquired
USD	United States Dollar	YRT	Yearly Renewable Term

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

4.1	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 2020 Annual Report on Form 10-K.

4.3	Description of 4.125% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.3 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

4.4	Description of 5.625% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.4 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

4.5	Description of 5.950% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.5 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.

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

10.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 22, 2023, among Prudential Financial, Inc., Prudential Funding, LLC, The Prudential Insurance Company of America, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s May 23, 2023 Current Report on Form 8-K.

10.3
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

10.10	Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrants December 31, 2017 Annual Report on Form 10-K.*

10.11	Prudential Financial, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2021 Quarterly Report on Form 10-Q.*

10.12
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.13
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.19
Revised Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.20
Revised Form of Terms and Conditions relating to awards to executive officers in 2022 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2022 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.21
Revised Form of Terms and Conditions relating to awards to executive officers in 2023 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2023 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.22
Form of Terms and Conditions relating to awards to executive officers in 2024 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2024 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 15, 2024 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2024 in respect of 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2024 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.32	Seventh Amendment to the Prudential Supplemental Retirement Plan, effective as of October 1, 2023.*

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

10.54	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.55	The First Amendment to the Prudential Severance Plan, dated October 30, 2019. Incorporated by reference to Exhibit 10.54 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

10.56	The Second Amendment to the Prudential Severance Plan, dated December 16, 2022. Incorporated by reference to Exhibit 10.55 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

97.1	Prudential Financial, Inc. Clawback Policy, effective June 13, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023.*

101.INS—XBRL	Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH—XBRL	Taxonomy Extension Schema Document.

101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2024.

Prudential Financial, Inc.

By:	/S/ Kenneth Y. Tanji
Name:	Kenneth Y. Tanji
Title:	Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024:

Name	Title
/S/ CHARLES F. LOWREY	Chief Executive Officer, President and Director
Charles F. Lowrey	(Principal Executive Officer)

/S/ KENNETH Y. TANJI	Executive Vice President and Chief Financial Officer
Kenneth Y. Tanji	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and Controller
Robert D. Axel	(Principal Accounting Officer)

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

ROBERT M. FALZON*	Director
Robert M. Falzon

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

WENDY E. JONES*	Director
Wendy E. Jones

KATHLEEN A. MURPHY*	Director
Kathleen A. Murphy

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ KENNETH Y. TANJI
Attorney-in-fact