Form 10-Q
period 2024-03-31
PRUDENTIAL FINANCIAL INC
filed 2024-05-02
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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

As of April 30, 2024, 359 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) the costs, effects, timing, or success of our plans to execute our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2024 and December 31, 2023 (in millions, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024-$171; 2023-$160) (amortized cost: 2024-$342,228; 2023-$334,598)(1)	$318,510	$316,321
Fixed maturities, trading, at fair value (amortized cost: 2024-$11,307; 2023-$10,624)(1)	10,288	9,790
Assets supporting experience-rated contractholder liabilities, at fair value	3,359	3,168
Equity securities, at fair value (cost: 2024-$4,609; 2023-$5,786)(1)	7,224	8,242
Commercial mortgage and other loans (net of $514 and $460 allowance for credit losses; includes $157 and $519 of loans measured at fair value under the fair value option at March 31, 2024 and December 31, 2023, respectively)(1)	58,781	59,305
Policy loans	9,907	10,047
Other invested assets (net of $1 and $1 allowance for credit losses; includes $6,763 and $6,074 of assets measured at fair value at March 31, 2024 and December 31, 2023, respectively)(1)	24,227	22,855
Short-term investments (net of allowance for credit losses: 2024-$2; 2023-$0)	5,953	5,005
Total investments	438,249	434,733
Cash and cash equivalents(1)	18,735	19,419
Accrued investment income(1)	3,361	3,287
Deferred policy acquisition costs	20,613	20,856
Value of business acquired	484	530
Market risk benefit assets	2,225	1,981
Reinsurance recoverables and deposit receivables (net of $11 and $12 allowance for credit losses; includes $224 and $149 of embedded derivatives at fair value at March 31, 2024 and December 31, 2023, respectively)(2)	27,929	27,311
Income tax assets	958	939
Other assets (net of $3 and $3 allowance for credit losses; includes $19 and $11 of assets at fair value at March 31, 2024 and December 31, 2023, respectively)(1)(2)	13,205	13,179
Separate account assets	200,064	198,888
TOTAL ASSETS	$725,823	$721,123
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$272,790	$273,281
Policyholders’ account balances	151,810	147,018
Market risk benefit liabilities	4,624	5,467
Policyholders’ dividends	1,111	1,475
Securities sold under agreements to repurchase	6,563	6,056
Cash collateral for loaned securities	6,978	6,477
Reinsurance and funds withheld payables (includes $73 and $490 of embedded derivatives at fair value at March 31, 2024 and December 31, 2023, respectively)(2)	15,746	15,729
Short-term debt	585	618
Long-term debt	19,368	18,882
Other liabilities (includes $14 and $15 allowance for credit losses and $4,485 and $4,175 of derivatives at fair value at March 31, 2024 and December 31, 2023, respectively)(1)	15,638	16,071
Notes issued by consolidated variable interest entities (includes $405 and $778 measured at fair value under the fair value option at March 31, 2024 and December 31, 2023, respectively)(1)	1,132	1,374
Separate account liabilities	200,064	198,888
Total liabilities	696,409	691,336
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	544	524
Total mezzanine equity	544	524
EQUITY
Preferred Stock $0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2024 and December 31, 2023)	6	6
Additional paid-in capital	25,741	25,746
Common Stock held in treasury, at cost (307,229,481 and 307,089,216 shares at March 31, 2024 and December 31, 2023, respectively)	(23,891)	(23,780)
Accumulated other comprehensive income (loss)(2)	(7,661)	(6,504)
Retained earnings	33,014	32,352
Total Prudential Financial, Inc. equity	27,209	27,820
Noncontrolling interests	1,661	1,443
Total equity	28,870	29,263
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$725,823	$721,123
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2024 and 2023 (in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUES
Premiums (includes $5 and $(16) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended March 31, 2024 and 2023, respectively)(1)	$15,537	$9,363
Policy charges and fee income	1,056	1,134
Net investment income	4,764	4,320
Asset management and service fees(1)	999	917
Other income (loss)	1,338	1,019
Realized investment gains (losses), net(1)	(308)	217
Change in value of market risk benefits, net of related hedging gains (losses)	123	75
Total revenues	23,509	17,045
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	16,594	10,304
Change in estimates of liability for future policy benefits(1)	(17)	25
Interest credited to policyholders’ account balances	1,283	981
Dividends to policyholders	290	319
Amortization of deferred policy acquisition costs	375	365
General and administrative expenses(1)	3,594	3,204
Total benefits and expenses	22,119	15,198
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,390	1,847
Total income tax expense (benefit)	289	382
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,101	1,465
Equity in earnings of joint ventures and other operating entities, net of taxes	50	12
NET INCOME (LOSS)	1,151	1,477
Less: Income (loss) attributable to noncontrolling interests	13	15
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,138	$1,462
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.13	$3.94
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.12	$3.93
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2024 and 2023 (in millions)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$1,151	$1,477
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(494)	13
Net unrealized investment gains (losses)	(4,774)	8,379
Interest rate remeasurement of future policy benefits(1)	4,213	(8,705)
Gain (loss) from changes in non-performance risk on market risk benefits	(252)	186
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	13	19
Total	(1,294)	(108)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(137)	(90)
Other comprehensive income (loss), net of taxes	(1,157)	(18)
Comprehensive income (loss)	(6)	1,459
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	16
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(19)	$1,443
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$1,443	$29,263
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							83	83
Distributions to noncontrolling interests							(3)	(3)
Consolidations (deconsolidations) of noncontrolling interests							125	125
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	13	1,151
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	13	(6)
Balance, March 31, 2024	$6	$25,741	$33,014	$(23,891)	$(7,661)	$27,209	$1,661	$28,870

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)			1,462		(19)	1,443	16	1,459
Balance, March 31, 2023	$6	$25,643	$32,708	$(23,147)	$(3,825)	$31,385	$1,062	$32,447
__________
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (in millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,151	$1,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	308	(217)
Change in value of market risk benefits, net of related hedging (gains) losses	(123)	(75)
Policy charges and fee income	(571)	(540)
Interest credited to policyholders’ account balances	1,283	981
Depreciation and amortization	397	41
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(356)	(134)
Change in:
Deferred policy acquisition costs	(273)	(205)
Future policy benefits and other insurance liabilities	4,175	1,888
Income taxes	203	357
Derivatives, net	267	(354)
Other, net(1)	(1,240)	(1,876)
Cash flows from (used in) operating activities	5,221	1,343
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,794	11,178
Fixed maturities, held-to-maturity	0	7
Fixed maturities, trading	570	226
Assets supporting experience-rated contractholder liabilities	361	765
Equity securities	2,266	550
Commercial mortgage and other loans	1,339	855
Policy loans	438	460
Other invested assets	511	249
Short-term investments	7,937	6,381
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(19,280)	(13,677)
Fixed maturities, trading	(1,534)	(290)
Assets supporting experience-rated contractholder liabilities	(421)	(770)
Equity securities	(1,061)	(550)
Commercial mortgage and other loans	(1,457)	(737)
Policy loans	(432)	(371)
Other invested assets	(820)	(570)
Short-term investments	(8,947)	(6,837)
Derivatives, net	(448)	(104)
Other, net	(60)	(68)
Cash flows from (used in) investing activities	(10,244)	(3,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	8,569	6,747
Policyholders’ account withdrawals	(4,664)	(4,592)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,008	(97)
Cash dividends paid on Common Stock	(483)	(473)
Net change in financing arrangements (maturities 90 days or less)	(511)	38
Common Stock acquired	(242)	(251)
Common Stock reissued for exercise of stock options	47	28
Proceeds from the issuance of debt (maturities longer than 90 days)	1,019	495
Repayments of debt (maturities longer than 90 days)	(539)	(29)
Proceeds from notes issued by consolidated VIEs	159	59
Repayments of notes issued by consolidated VIEs	(1)	(16)
Other, net(1)	181	220
Cash flows from (used in) financing activities	4,543	2,129
Effect of foreign exchange rate changes on cash balances	(227)	5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(707)	174
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,463	17,299
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$18,756	$17,473

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (in millions)

	Three Months Ended March 31,
	2024	2023
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$207	$264
Novation of annuity contracts(2)	$0	$(8)
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$4,587	$1,506
Liabilities assumed	8,714	2,409
Net cash received	$4,127	$903
Somerset Re reinsurance transaction(3):
Reinsurance recoverables under modified coinsurance, net	$(548)	$0
Unwind of Deferred policy acquisition costs ceded	284	0
Deferred reinsurance gain	411	0
Net cash received	$147	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$18,735	$17,425
Restricted cash and restricted cash equivalents (included in “Other assets”)	21	48
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$18,756	$17,473
__________
(1)See Note 20 for additional information regarding related party transactions.
(2)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company.
(3)See Note 12 for additional information regarding the reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset Re”).

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

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance and Individual Life businesses), the International Businesses (consisting of the Life Planner and Gibraltar Life and Other businesses), the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included within Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above.

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

As part of its continuous improvement process, the Company is working to become a leaner and more agile company by simplifying its management structure, empowering its employees with faster decision-making processes and investing in technology and data platforms. As part of this, the Company is implementing changes to its organizational structure and recorded a restructuring charge of $200 million to “General and administrative expenses” in the fourth quarter of 2023 within its Corporate and Other operations. The Company expects these actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen its competitiveness and fuel future growth.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2024

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,113	$729	$4,811	$0	$23,031
Obligations of U.S. states and their political subdivisions	8,619	217	558	0	8,278
Foreign government bonds	67,025	3,235	5,661	31	64,568
U.S. public corporate securities	110,786	1,765	11,139	76	101,336
U.S. private corporate securities(1)	43,096	874	2,936	12	41,022
Foreign public corporate securities	21,715	387	1,420	19	20,663
Foreign private corporate securities	35,870	447	3,976	32	32,309
Asset-backed securities(2)	15,090	229	88	1	15,230
Commercial mortgage-backed securities	10,288	31	671	0	9,648
Residential mortgage-backed securities(3)	2,626	18	219	0	2,425
Total fixed maturities, available-for-sale(1)	$342,228	$7,932	$31,479	$171	$318,510
__________
(1)Excludes notes with amortized cost of $13,582 million (fair value, $13,592 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,874	$1,091	$4,169	$0	$21,796
Obligations of U.S. states and their political subdivisions	8,650	267	459	0	8,458
Foreign government bonds	71,556	3,895	5,208	53	70,190
U.S. public corporate securities	105,593	2,357	9,711	67	98,172
U.S. private corporate securities(1)	42,801	807	2,574	14	41,020
Foreign public corporate securities	20,473	487	1,298	19	19,643
Foreign private corporate securities	35,128	613	3,446	5	32,290
Asset-backed securities(2)	12,514	202	119	2	12,595
Commercial mortgage-backed securities	10,571	34	713	0	9,892
Residential mortgage-backed securities(3)	2,438	24	197	0	2,265
Total fixed maturities, available-for-sale(1)	$334,598	$9,777	$27,894	$160	$316,321
__________
(1)Excludes notes with amortized cost of $12,370 million (fair value, $12,370 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,597	$236	$11,354	$4,575	$16,951	$4,811
Obligations of U.S. states and their political subdivisions	1,491	28	3,940	530	5,431	558
Foreign government bonds	9,857	755	17,951	4,905	27,808	5,660
U.S. public corporate securities	12,399	287	60,497	10,837	72,896	11,124
U.S. private corporate securities	5,258	126	26,589	2,810	31,847	2,936
Foreign public corporate securities	2,489	42	10,256	1,355	12,745	1,397
Foreign private corporate securities	3,246	79	21,666	3,895	24,912	3,974
Asset-backed securities	2,841	25	2,545	63	5,386	88
Commercial mortgage-backed securities	398	3	7,971	668	8,369	671
Residential mortgage-backed securities	294	2	1,535	217	1,829	219
Total fixed maturities, available-for-sale	$43,870	$1,583	$164,304	$29,855	$208,174	$31,438

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,718	$95	$12,642	$4,074	$15,360	$4,169
Obligations of U.S. states and their political subdivisions	862	14	3,816	445	4,678	459
Foreign government bonds	9,098	542	19,589	4,664	28,687	5,206
U.S. public corporate securities	4,881	103	61,204	9,604	66,085	9,707
U.S. private corporate securities	3,026	69	27,062	2,504	30,088	2,573
Foreign public corporate securities	1,766	37	10,812	1,246	12,578	1,283
Foreign private corporate securities	1,578	120	22,145	3,324	23,723	3,444
Asset-backed securities	846	30	5,886	89	6,732	119
Commercial mortgage-backed securities	287	3	8,251	710	8,538	713
Residential mortgage-backed securities	92	2	1,599	195	1,691	197
Total fixed maturities, available-for-sale	$25,154	$1,015	$173,006	$26,855	$198,160	$27,870

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $30,334 million and $26,879 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,104 million and $991 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2024, the $29,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities. As of December 31, 2023, the $26,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2024. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2024
	Available-for-Sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$14,917	$14,826
Due after one year through five years	55,756	54,747
Due after five years through ten years(1)	58,432	57,487
Due after ten years(1)	185,119	164,147
Asset-backed securities	15,090	15,230
Commercial mortgage-backed securities	10,288	9,648
Residential mortgage-backed securities	2,626	2,425
Total	$342,228	$318,510
__________
(1)Excludes notes with amortized cost of $13,582 million (fair value, $13,592 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,751	$7,350
Proceeds from maturities/prepayments	4,932	3,988
Gross investment gains from sales and maturities	394	290
Gross investment losses from sales and maturities	(360)	(305)
Write-downs recognized in earnings(2)	(5)	(9)
(Addition to) release of allowance for credit losses	(11)	(131)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$0	$7
(Addition to) release of allowance for credit losses	0	0
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $111 million and $(160) million for the three months ended March 31, 2024 and 2023, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0 million and less than $1 million for the three months ended March 31, 2024 and 2023, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	46	0	0	0	46
Reductions for securities sold during the period	0	0	(12)	0	0	0	(12)
Additions (reductions) on securities with previous allowance	0	(22)	0	(1)	0	0	(23)
Balance, end of period	$0	$31	$139	$1	$0	$0	$171

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	75	0	0	0	137
Reductions for securities sold during the period	0	0	(40)	0	0	0	(40)
Additions (reductions) on securities with previous allowance	0	(1)	35	0	0	0	34
Balance, end of period	$0	$62	$206	$1	$0	$0	$269

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows. Partially offsetting these additions, was a net release within foreign government securities. For the three months ended March 31, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and finance sectors within corporate securities, as well as foreign government securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the utility and capital goods sectors within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2024 or December 31, 2023.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$77	$75	$81	$79
Foreign government bonds	587	587	606	604
Obligations of U.S. government authorities and agencies and obligations of U.S. states	196	208	202	206
Total fixed maturities(1)	860	870	889	889
Equity securities	1,548	2,489	1,607	2,279
Total assets supporting experience-rated contractholder liabilities(2)	$2,408	$3,359	$2,496	$3,168
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2024 and December 31, 2023.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities, as of both March 31, 2024 and December 31, 2023.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $299 million and $134 million during the three months ended March 31, 2024 and 2023, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(181) million and $194 million during the three months ended March 31, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $431 million and $297 million during the three months ended March 31, 2024 and 2023, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$58,152	$56,194	$62,591	$61,484
Fixed maturities, trading	18	18	19	19
Assets supporting experience-rated contractholder liabilities	509	501	522	514
Total	$58,679	$56,713	$63,132	$62,017

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$3,056	$2,887	$3,028	$2,992
Short-term investments	26	26	0	0
Cash equivalents	286	286	427	427
Total	$3,368	$3,199	$3,455	$3,419

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,265	14.1%	$8,402	14.2%
Retail	5,332	9.1	5,384	9.1
Apartments/Multi-Family	16,123	27.4	16,555	28.0
Industrial	15,184	25.8	15,263	25.8
Hospitality	2,070	3.5	2,086	3.5
Other	4,272	7.3	4,069	6.9
Total commercial mortgage loans	51,246	87.2	51,759	87.5
Agricultural property loans	7,504	12.8	7,426	12.5
Total commercial mortgage and agricultural property loans	58,750	100.0%	59,185	100.0%
Allowance for credit losses	(513)		(459)
Total net commercial mortgage and agricultural property loans	58,237		58,726
Other loans:
Uncollateralized loans	394		425
Residential property loans	26		30
Other collateralized loans	125		125
Total other loans	545		580
Allowance for credit losses	(1)		(1)
Total net other loans	544		579
Total net commercial mortgage and other loans(1)	$58,781		$59,305

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of March 31, 2024 and December 31, 2023, the net carrying value of these loans was $157 million and $519 million, respectively.

As of March 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (7%) and New York (6%), and included loans secured by properties in Europe (6%), Mexico (2%), Asia (1%) and Australia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, for the periods indicated:

	Three Months Ended March 31, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	47	5	0	0	0	52
Change in foreign exchange	2	0	0	0	0	2
Allowance, end of period	$492	$21	$0	$0	$1	$514

	Three Months Ended March 31, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	17	2	0	0	0	19
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Allowance, end of period	$205	$15	$0	$0	$1	$221

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

For the three months ended March 31, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to an increase in loan-specific reserves within the office sector. For the three months ended March 31, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases to reserves to reflect declining market conditions and an increase in loan-specific reserves.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$57	$1,476	$906	$2,195	$1,426	$18,767	$0	$24,827
60%-69.99%	1,201	2,690	1,449	2,568	1,094	6,261	0	15,263
70%-79.99%	114	959	1,027	1,250	421	3,165	0	6,936
80% or greater	3	134	320	186	313	3,264	0	4,220
Total	$1,375	$5,259	$3,702	$6,199	$3,254	$31,457	$0	$51,246
Debt Service Coverage Ratio:
Greater than 1.2x	$1,222	$4,777	$3,187	$6,066	$3,162	$27,975	$0	$46,389
1.0 - 1.2x	153	332	363	53	38	2,141	0	3,080
Less than 1.0x	0	150	152	80	54	1,341	0	1,777
Total	$1,375	$5,259	$3,702	$6,199	$3,254	$31,457	$0	$51,246
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$39	$361	$900	$2,031	$760	$1,880	$112	$6,083
60%-69.99%	58	574	625	10	53	29	50	1,399
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	22	0	22
Total	$97	$935	$1,525	$2,041	$813	$1,931	$162	$7,504
Debt Service Coverage Ratio:
Greater than 1.2x	$93	$930	$1,512	$2,029	$741	$1,734	$162	$7,201
1.0 - 1.2x	4	0	5	4	56	146	0	215
Less than 1.0x	0	5	8	8	16	51	0	88
Total	$97	$935	$1,525	$2041	$813	$1,931	$162	$7,504

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,822	$911	$2,264	$1,437	$3,205	$16,569	$0	$26,208
60%-69.99%	2,765	1,440	2,541	1,107	2,146	4,530	0	14,529
70%-79.99%	1,001	1,004	1,278	401	1,013	2,277	0	6,974
80% or greater	145	357	203	330	209	2,804	0	4,048
Total	$5,733	$3,712	$6,286	$3,275	$6,573	$26,180	$0	$51,759
Debt Service Coverage Ratio:
Greater than 1.2x	$5,237	$3,194	$6,122	$3,182	$5,988	$23,196	$0	$46,919
1.0 - 1.2x	346	366	82	38	265	1,713	0	2,810
Less than 1.0x	150	152	82	55	320	1,271	0	2,030
Total	$5,733	$3,712	$6,286	$3,275	$6,573	$26,180	$0	$51,759
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$360	$880	$2,027	$774	$455	$1,481	$74	$6,051
60%-69.99%	586	668	25	50	20	4	0	1,353
70%-79.99%	7	0	0	0	0	0	0	7
80% or greater	0	0	0	0	15	0	0	15
Total	$953	$1,548	$2,052	$824	$490	$1,485	$74	$7,426
Debt Service Coverage Ratio:
Greater than 1.2x	$948	$1,535	$2,040	$750	$489	$1,290	$74	$7,126
1.0 - 1.2x	0	5	4	58	0	151	0	218
Less than 1.0x	5	8	8	16	1	44	0	82
Total	$953	$1,548	$2,052	$824	$490	$1,485	$74	$7,426

For additional information regarding the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company may grant loan modifications in its commercial mortgage and other loan portfolios to borrowers experiencing financial difficulties. These loan modifications may be in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or some combination thereof.

During the three months ended March 31, 2024, a commercial mortgage loan with an amortized cost of $162 million was granted a term extension with a borrower experiencing financial difficulties. The modified loan represents less than 1 percent of the portfolio. This modification added less than one year to the weighted average life of loans in this portfolio.

For the three months ended March 31, 2024, the Company did not have any commercial mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulty on modified loans as of March 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$51,007	$0	$0	$239	$239	$51,246	$239
Agricultural property loans	7,379	78	0	47	125	7,504	62
Residential property loans	26	0	0	0	0	26	0
Other collateralized loans	125	0	0	0	0	125	0
Uncollateralized loans	394	0	0	0	0	394	25
Total	$58,931	$78	$0	$286	$364	$59,295	$326
__________
(1)As of March 31, 2024, there were no loans in this category accruing interest.
(2)Primarily includes loans for which no credit losses are expected due to U.S. agency guarantees.
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended March 31, 2024 and 2023. Loans on non-accrual status that did not have a related allowance for credit losses were $122 million and $126 million as of March 31, 2024 and December 31, 2023, respectively.

The Company did not have any losses on commercial mortgage and other loans purchased with credit deterioration as of March 31, 2024 or December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$9,307	$8,929
Hedge funds	3,215	3,164
Real estate-related	2,859	2,578
Subtotal equity method	15,381	14,671
Fair value:
Private equity	1,642	1,247
Hedge funds	2,081	2,078
Real estate-related	795	800
Subtotal fair value	4,518	4,125
Total LPs/LLCs	19,899	18,796
Real estate held through direct ownership(1)	1,773	1,794
Derivative instruments	1,377	1,100
Other(2)	1,178	1,165
Total other invested assets	$24,227	$22,855
_________
(1)As of March 31, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $153 million and $158 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
Fixed maturities	$2,803	$2,727
Equity securities	8	6
Commercial mortgage and other loans	216	224
Policy loans	237	259
Other invested assets	35	23
Short-term investments and cash equivalents	62	48
Total accrued investment income	$3,361	$3,287

Write-downs on accrued investment income were less than $1 million for both the three months ended March 31, 2024 and 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities, available-for-sale(1)	$3,592	$3,235
Fixed maturities, held-to-maturity(1)	0	50
Fixed maturities, trading	116	55
Assets supporting experience-rated contractholder liabilities	14	13
Equity securities	38	40
Commercial mortgage and other loans	611	543
Policy loans	122	124
Other invested assets	321	310
Short-term investments and cash equivalents	298	238
Gross investment income	5,112	4,608
Less: investment expenses	(348)	(288)
Net investment income	$4,764	$4,320
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities(1)	$18	$(155)
Commercial mortgage and other loans	(51)	(12)
Investment real estate	2	32
LPs/LLCs	19	(16)
Derivatives	(233)	358
Other	(63)	10
Realized investment gains (losses), net	$(308)	$217
__________
(1)Excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(73)	$(72)
Fixed maturity securities, available-for-sale without an allowance	(23,474)	(18,045)
Derivatives designated as cash flow hedges(1)	1,199	869
Derivatives designated as fair value hedges(1)	(51)	(60)
Other investments(2)	54	57
Net unrealized gains (losses) on investments	$(22,345)	$(17,251)
__________
(1)For additional information regarding cash flow and fair value hedges, see Note 5.
(2)Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”
Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2024				December 31, 2023
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,402	$0	$0	$6,402	$5,693	$0	$0	$5,693
U.S. public corporate securities	0	161	0	161	0	118	0	118
Commercial mortgage-backed securities	0	0	0	0	245	0	0	245
Total securities sold under agreements to repurchase	$6,402	$161	$0	$6,563	$5,938	$118	$0	$6,056

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	43	0	43	67	0	67
Foreign government bonds	173	4	177	242	0	242
U.S. public corporate securities	5,185	334	5,519	4,399	420	4,819
Foreign public corporate securities	876	83	959	649	76	725
Equity securities	278	1	279	623	0	623
Total cash collateral for loaned securities(1)	$6,556	$422	$6,978	$5,981	$496	$6,477
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Fixed maturities, available-for-sale	$717	$539	$1,413	$836
Fixed maturities, trading	560	943	0	0
Equity securities	86	106	0	0
Commercial mortgage and other loans	712	764	0	0
Other invested assets	5,151	4,319	534	485
Cash and cash equivalents	304	302	1	0
Accrued investment income	7	7	2	3
Other assets	712	1,023	603	636
Total assets of consolidated VIEs	$8,249	$8,003	$2,553	$1,960
Other liabilities	$164	$588	$0	$0
Notes issued by consolidated VIEs(2)	1,097	1,374	35	0
Total liabilities of consolidated VIEs	$1,261	$1,962	$35	$0
__________
(1)Total assets of consolidated VIEs reflect $4,176 million and $4,003 million as of March 31, 2024 and December 31, 2023, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2024, the maturities of these obligations were between 0 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,207 million and $1,165 million as of March 31, 2024 and December 31, 2023, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $19,899 million and $18,796 million as of March 31, 2024 and December 31, 2023, respectively.

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

For detailed information regarding these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,380 million and $1,103 million as of March 31, 2024 and December 31, 2023, respectively, and total derivative liabilities of $4,485 million and $4,181 million as of March 31, 2024 and December 31, 2023, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,396	$27	$(314)	$3,582	$55	$(252)
Interest Rate Forwards	0	0	0	0	0	0
Foreign Currency
Foreign Currency Forwards	4,776	52	(177)	4,748	43	(195)
Currency/Interest Rate
Foreign Currency Swaps	28,495	2,222	(538)	27,933	1,952	(676)
Total Derivatives Designated as Hedge Accounting Instruments	$36,667	$2,301	$(1,029)	$36,263	$2,050	$(1,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$223,711	$10,079	$(23,743)	$224,445	$8,604	$(21,599)
Interest Rate Futures	9,140	8	(1)	10,448	7	(26)
Interest Rate Options	32,346	309	(1,258)	32,718	292	(1,095)
Interest Rate Forwards	3,269	53	(48)	3,678	39	(14)
Foreign Currency
Foreign Currency Forwards	28,615	1,442	(1,316)	27,686	965	(954)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	7,632	569	(144)	7,771	502	(164)
Credit
Credit Default Swaps	6,859	130	(17)	3,446	64	0
Equity
Equity Futures	615	0	0	672	1	(2)
Equity Options	61,236	3,191	(2,140)	51,792	1,688	(1,662)
Total Return Swaps	9,921	79	(339)	9,237	48	(514)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	77,683	1	(1)	78,009	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$462,277	$15,861	$(29,007)	$451,152	$12,211	$(26,031)
Total Derivatives(2)(3)	$498,944	$18,162	$(30,036)	$487,415	$14,261	$(27,154)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,717 million (including the Prismic funds withheld related embedded derivative net liability of $224 million) and $8,096 million (including the Prismic funds withheld related embedded derivative net liability of $508 million) as of March 31, 2024 and December 31, 2023, respectively, primarily included in “Policyholder account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2024, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2024		December 31, 2023
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$219	$14	$224	$19
Policyholders’ account balances	$(759)	$281	$(810)	$219
Future policy benefits	$(2,368)	$362	$(2,441)	$298
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

	March 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$18,054	$(16,782)	$1,272	$(489)	$783
Securities purchased under agreement to resell	162	0	162	(162)	0
Total assets	$18,216	$(16,782)	$1,434	$(651)	$783
Offsetting of Financial Liabilities:
Derivatives	$30,035	$(25,551)	$4,484	$(4,317)	$167
Securities sold under agreement to repurchase	6,563	0	6,563	(6,563)	0
Total liabilities	$36,598	$(25,551)	$11,047	$(10,880)	$167

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,169	$(13,158)	$1,011	$(240)	$771
Securities purchased under agreement to resell	388	0	388	(363)	25
Total assets	$14,557	$(13,158)	$1,399	$(603)	$796
Offsetting of Financial Liabilities:
Derivatives	$27,154	$(22,973)	$4,181	$(3,775)	$406
Securities sold under agreement to repurchase	6,056	0	6,056	(5,811)	245
Total liabilities	$33,210	$(22,973)	$10,237	$(9,586)	$651
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$4	$0	$0	$0	$0	$(50)	$(59)	$0
Currency	0	0	0	0	0	0	(16)	0
Total gains (losses) on derivatives designated as hedge instruments	4	0	0	0	0	(50)	(75)	0
Gains (losses) on the hedged item:
Interest Rate	(4)	0	3	0	0	62	48	0
Currency	0	0	0	0	0	0	14	0
Total gains (losses) on hedged item	(4)	0	3	0	0	62	62	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	10
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	10
Total gains (losses) on fair value hedges net of hedged item	0	0	3	0	0	12	(15)	10
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	(10)
Currency	0	0	0	0	0	0	0	15
Currency/Interest Rate	3	0	76	78	0	0	0	325
Total gains (losses) on cash flow hedges	3	0	73	78	0	0	0	330
Net investment hedges
Currency	0	0	0	0	0	0	0	11
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	11
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(662)	(961)	0	0	0	0	0	0
Currency	(26)	0	0	2	0	0	0	0
Currency/Interest Rate	106	0	0	1	0	0	0	0
Credit	52	0	0	0	0	0	0	0
Equity	1,449	(493)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(1,070)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(151)	(1,454)	0	3	0	0	0	0
Total	$(148)	$(1,454)	$76	$81	$0	$12	$(15)	$351

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excluding changes related to net investment hedges using non-derivative instruments of $39 million and $(1) million for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $283 million for the three months ended March 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2023	$869
Amount recorded in AOCI:
Interest Rate	(12)
Currency	17
Currency/Interest Rate	481
Total amount recorded in AOCI	486
Amount reclassified from AOCI to income:
Interest Rate	3
Currency	(2)
Currency/Interest Rate	(157)
Total amount reclassified from AOCI to income	(156)
Balance, March 31, 2024	$1,199

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2024 values, it is estimated that a pre-tax gain of approximately $315 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2025.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 27 years.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $49 million for the three months ended March 31, 2024 and $(2) million for the three months ended March 31, 2023, respectively.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 11 years for index reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,286	73	0	0	0	0	801	57	6,087	130
Total	$0	$0	$0	$0	$5,286	$73	$0	$0	$0	$0	$801	$57	$6,087	$130

	December 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	2,723	19	0	0	89	5	634	40	3,446	64
Total	$0	$0	$0	$0	$2,723	$19	$0	$0	$89	$5	$634	$40	$3,446	$64
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 5% and 3% as of March 31, 2024 and December 31, 2023, respectively, of the index reference name rated as NAIC 6.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2024 and December 31, 2023, the Company had $772 million and $0 million of outstanding notional amounts and reported at fair value as a liability of $17 million and an asset of $0 million, respectively.

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

As of March 31, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,031	$0	$	$23,031
Obligations of U.S. states and their political subdivisions	0	8,272	6		8,278
Foreign government bonds	0	64,561	7		64,568
U.S. corporate public securities	0	101,268	68		101,336
U.S. corporate private securities(2)	0	37,907	3,115		41,022
Foreign corporate public securities	0	20,584	79		20,663
Foreign corporate private securities	0	30,606	1,703		32,309
Asset-backed securities(3)	0	13,578	1,652		15,230
Commercial mortgage-backed securities	0	8,713	935		9,648
Residential mortgage-backed securities	0	2,400	25		2,425
Subtotal	0	310,920	7,590		318,510
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	208	0		208
Foreign government bonds	0	587	0		587
Corporate securities	0	75	0		75
Equity securities	1,121	1,368	0		2,489
Subtotal	1,121	2,238	0		3,359
Market risk benefit assets	0	0	2,225		2,225
Fixed maturities, trading	0	8,958	1,330		10,288
Equity securities	4,985	1,733	506		7,224
Commercial mortgage and other loans	0	157	0		157
Other invested assets(5)	37	18,125	865	(16,782)	2,245
Short-term investments	301	4,294	32		4,627
Cash equivalents	1,252	7,443	0		8,695
Reinsurance recoverables and deposit receivables	0	(79)	303		224
Other assets	0	0	19		19
Separate account assets(6)(7)	8,799	164,374	338		173,511
Total assets	$16,495	$518,163	$13,208	$(16,782)	$531,084
Market risk benefit liabilities	$0	$0	$4,624	$	$4,624
Policyholders’ account balances	0	0	9,864		9,864
Reinsurance and funds withheld payables	0	73	0		73
Other liabilities	9	30,026	1	(25,551)	4,485
Notes issued by consolidated VIEs	0	0	405		405
Total liabilities	$9	$30,099	$14,894	$(25,551)	$19,451

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,796	$0	$	$21,796
Obligations of U.S. states and their political subdivisions	0	8,451	7		8,458
Foreign government bonds	0	70,182	8		70,190
U.S. corporate public securities	0	98,097	75		98,172
U.S. corporate private securities(2)	0	38,199	2,821		41,020
Foreign corporate public securities	0	19,576	67		19,643
Foreign corporate private securities	0	30,447	1,843		32,290
Asset-backed securities(3)	0	12,236	359		12,595
Commercial mortgage-backed securities	0	8,954	938		9,892
Residential mortgage-backed securities	0	2,265	0		2,265
Subtotal	0	310,203	6,118		316,321
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Foreign government bonds	0	604	0		604
Corporate securities	0	79	0		79
Equity securities	1,004	1,275	0		2,279
Subtotal	1,004	2,164	0		3,168
Market risk benefit assets	0	0	1,981		1,981
Fixed maturities, trading	0	9,361	429		9,790
Equity securities(4)	5,953	1,538	512		8,003
Commercial mortgage and other loans	0	519	0		519
Other invested assets(5)	27	14,234	846	(13,158)	1,949
Short-term investments	125	3,746	29		3,900
Cash equivalents	2,240	8,058	4		10,302
Reinsurance recoverables and deposit receivables	0	(75)	224		149
Other assets	0	0	11		11
Separate account assets(6)(7)	8,925	161,793	1,094		171,812
Total assets	$18,274	$511,541	$11,248	$(13,158)	$527,905
Market risk benefit liabilities	$0	$0	$5,467	$	$5,467
Policyholders’ account balances	0	0	7,752		7,752
Reinsurance and funds withheld payables	0	490	0		490
Other liabilities	35	27,112	1	(22,973)	4,175
Notes issued by consolidated VIEs	0	0	778		778
Total liabilities	$35	$27,602	$13,998	$(22,973)	$18,662
__________
(1)“Netting” amounts represent cash collateral of $(8,769) million and $(9,815) million as of March 31, 2024 and December 31, 2023, respectively.
(2)Excludes notes with fair value of $13,592 million (carrying amount of $13,582 million) and $12,370 million (carrying amount of $12,370 million) as of March 31, 2024 and December 31, 2023, respectively, which have been offset with the associated debt under a netting agreement.
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
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $4,518 million and $4,125 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $26,553 million and $27,076 million, respectively.
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

	As of March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,083	Discounted cash flow	Discount rate	0.68%	20.72%	11.16%	Decrease
		Market comparables	EBITDA multiples(4)	5.4X	8.8X	6.9X	Increase
		Liquidation	Liquidation value	42.00%	42.00%	42.00%	Increase
Commercial mortgage-backed securities	$935	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.68%	Decrease
Market risk benefit assets(7)	$2,225	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.33%	1.78%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$228	Discounted cash flow(5)	Discount rate	0.16%	12%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	12.2X	5.1X	Increase
		Net Asset Value	Share price	$3	$1,714	$776	Increase
Liabilities:
Market risk benefit liabilities(7)	$4,624	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.33%	1.78%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(8)	$9,864	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.33%	1.80%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Option Budget(14)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,311	Discounted cash flow	Discount rate	0.57%	20.00%	8.65%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	3.55%	68.00%	57.63%	Increase
Commercial mortgage-backed securities	$938	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(7)	$1,981	Discounted cash flow	Lapse rate(9)	1%	20%		Increase
			Spread over SOFR(10)	0.41%	1.82%		Increase
			Utilization rate(11)	38%	95%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$246	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.0X	6.3X	Increase
		Net Asset Value	Share price	$3	$1,714	$733	Increase
Liabilities:
Market risk benefit liabilities(7)	$5,467	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.41%	1.82%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(8)	$7,752	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.41%	1.85%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Option Budget(14)	(1)%	7%		Increase
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
(10)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 81% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Corporate Securities—The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increase, credit spreads widen, which results in a decrease in fair value.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$(1)	$0	$0	$0	$0	$0	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(46)	402	(5)	0	(287)	(13)	108	0	4,965	(50)
Structured securities(4)	1,297	3	1,265	0	0	(12)	(1)	60	0	2,612	(1)
Other assets:
Fixed maturities, trading	429	2	564	(22)	0	(46)	(1)	404	0	1,330	7
Equity securities	512	(19)	21	(4)	0	(4)	9	0	(9)	506	(22)
Other invested assets	846	(8)	29	(2)	0	0	0	0	0	865	(8)
Short-term investments	29	(2)	5	0	0	0	0	0	0	32	(2)
Cash equivalents	4	0	0	0	0	0	(4)	0	0	0	0
Reinsurance recoverables and deposit receivables	224	37	55	0	0	(13)	0	0	0	303	24
Other assets	11	0	8	0	0	0	0	0	0	19	0
Separate account assets(5)	1,094	(46)	56	(763)	0	(2)	0	0	(1)	338	(7)
Liabilities:
Policyholders’ account balances(6)	(7,752)	(1,495)	0	0	(618)	0	1	0	0	(9,864)	(216)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(8)	0	0	(10)	0	391	0	0	(405)	(8)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(33)	$0	$0	$(16)	$5	$(28)	$0	$0	$(24)
Other assets:
Fixed maturities, trading	0	1	0	0	1	0	7	0	0
Equity securities	0	(19)	0	0	0	0	(22)	0	0
Other invested assets	(1)	(7)	0	0	0	(1)	(7)	0	0
Short-term investments	(3)	0	0	0	1	(2)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	37	0	0	0	0	24	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets(5)	0	0	(46)	0	0	0	0	(7)	0
Liabilities:
Policyholders’ account balances	(1,495)	0	0	0	0	(216)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(8)	0	0	0	0	(8)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	1	0	0	0	9	0
Corporate securities(3)	3,858	9	527	(128)	0	(323)	(2)	0	0	3,941	21
Structured securities(4)	1,289	(35)	240	(1)	0	(12)	0	37	(80)	1,438	(36)
Other assets:
Fixed maturities, trading	304	5	33	0	0	(4)	1	0	0	339	3
Equity securities	627	17	7	(59)	0	(6)	215	1	(1)	801	0
Other invested assets	539	1	270	(7)	0	0	0	0	0	803	1
Short-term investments	18	2	3	0	0	(7)	0	0	0	16	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	141	(18)	35	0	0	(2)	0	0	0	156	(17)
Other assets(8)	11	0	0	0	0	0	0	0	0	11	0
Separate account assets(5)	1,081	39	143	(67)	0	(26)	0	0	(1)	1,169	37
Liabilities:
Policyholders’ account balances(6)	(3,492)	(251)	0	0	(401)	0	(100)	0	0	(4,244)	(442)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(3)	$0	$0	$(24)	$1	$7	$0	$0	$(22)
Other assets:
Fixed maturities, trading	0	4	0	0	1	0	3	0	0
Equity securities	0	17	0	0	0	0	0	0	0
Other invested assets	0	1	0	0	0	0	1	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(18)	0	0	0	0	(17)	0	0	0
Other assets(8)	0	0	0	0	0	0	0	0	0
Separate account assets(5)	0	0	39	0	0	0	0	37	0
Liabilities:
Policyholders’ account balances	(251)	0	0	0	0	(442)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)Excludes MRB assets of $2,225 million and $976 million and MRB liabilities of $4,624 million and $6,096 million for periods ending March 31, 2024 and 2023, respectively. See Note 11 for additional information.
(8)Prior period amounts have been reclassified to conform to current period presentation.

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

	As of March 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$8	$10,468	$1	$	$10,477
Currency	0	1,494	0		1,494
Credit	0	130	0		130
Currency/Interest Rate	0	2,791	0		2,791
Equity	29	3,241	0		3,270
Other	0	0	0		0
Netting(1)				(16,782)	(16,782)
Total derivative assets	$37	$18,124	$1	$(16,782)	$1,380
Derivative Liabilities:
Interest Rate	$2	$25,362	$1	$	$25,365
Currency	0	1,493	0		1,493
Credit	0	17	0		17
Currency/Interest Rate	0	682	0		682
Equity	8	2,471	0		2,479
Other	0	0	0		0
Netting(1)				(25,551)	(25,551)
Total derivative liabilities	$10	$30,025	$1	$(25,551)	$4,485

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$8,990	$1	$	$8,998
Currency	0	1,008	0		1,008
Credit	0	64	0		64
Currency/Interest Rate	0	2,454	0		2,454
Equity	19	1,718	0		1,737
Other	0	0	0		0
Netting(1)				(13,158)	(13,158)
Total derivative assets	$26	$14,234	$1	$(13,158)	$1,103
Derivative Liabilities:
Interest Rate	$26	$22,960	$1	$	$22,987
Currency	0	1,149	0		1,149
Credit	0	0	0		0
Currency/Interest Rate	0	840	0		840
Equity	10	2,168	0		2,178
Other	0	0	0		0
Netting(1)				(22,973)	(22,973)
Total derivative liabilities	$36	$27,117	$1	$(22,973)	$4,181
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

	Three Months Ended March 31, 2024
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

	Three Months Ended March 31,
	2024	2023

Gains (Losses):
Commercial mortgage loans(1)	$0	$0
Investment real estate	$0	$0
Investment in JV/LP and Other	$(7)	$(17)

	March 31, 2024	December 31, 2023
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$34
Investment real estate(2)	$0	$113
Investment in JV/LP and Other(2)	$128	$186
__________
(1)Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.
(2)Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other”. Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and December 31, 2023 for “Investment in JV/LP and Other.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$8	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$1
Notes issued by consolidated VIEs:
Interest expense	$7	$0

	March 31, 2024	December 31, 2023
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$157	$519
Aggregate contractual principal as of period end	$156	$512
Other assets:
Fair value as of period end	$19	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$405	$778
Aggregate contractual principal as of period end	$405	$787
__________
(1)As of March 31, 2024, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	March 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$37	$55,127	$55,164	$58,624
Policy loans	8	0	9,899	9,907	9,907
Other invested assets	0	97	35	132	132
Short-term investments	1,287	39	0	1,326	1,326
Cash and cash equivalents	9,860	180	0	10,040	10,040
Accrued investment income	0	3,361	0	3,361	3,361
Reinsurance recoverables and deposit receivables	0	7	5,358	5,365	5,365
Other assets	22	3,168	2	3,192	3,192
Total assets	$11,177	$6,889	$70,421	$88,487	$91,947
Liabilities:
Policyholders’ account balances—investment contracts	$0	$30,525	$38,730	$69,255	$74,253
Securities sold under agreements to repurchase	0	6,563	0	6,563	6,563
Cash collateral for loaned securities	0	6,978	0	6,978	6,978
Reinsurance and funds withheld payables(2)	0	9,745	(24)	9,721	9,721
Short-term debt(3)	0	505	80	585	585
Long-term debt(4)	567	17,256	756	18,579	19,368
Notes issued by consolidated VIEs	0	0	727	727	727
Other liabilities	0	6,307	32	6,339	6,339
Separate account liabilities—investment contracts	0	23,193	19,602	42,795	42,795
Total liabilities	$567	$101,072	$59,903	$161,542	$167,329

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$41	$55,611	$55,652	$58,786
Policy loans	8	0	10,039	10,047	10,047
Other invested assets	0	97	0	97	97
Short-term investments	1,092	13	0	1,105	1,105
Cash and cash equivalents	8,709	408	0	9,117	9,117
Accrued investment income	0	3,287	0	3,287	3,287
Reinsurance recoverables and deposit receivables	0	5	5,171	5,176	5,176
Other assets	43	3,059	0	3,102	3,102
Total assets	$9,852	$6,910	$70,821	$87,583	$90,717
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,089	$37,794	$68,883	$72,604
Securities sold under agreements to repurchase	0	6,056	0	6,056	6,056
Cash collateral for loaned securities	0	6,477	0	6,477	6,477
Reinsurance and funds withheld payables(2)	0	9,553	(23)	9,530	9,530
Short-term debt(3)	0	535	83	618	618
Long-term debt(4)	564	16,938	766	18,268	18,882
Notes issued by consolidated VIEs	0	0	596	596	596
Other liabilities	0	6,950	32	6,982	6,982
Separate account liabilities—investment contracts	0	24,050	21,315	45,365	45,365
Total liabilities	$564	$101,648	$60,563	$162,775	$167,110
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,963 million (carrying value of $7,963 million) and $8,036 million (carrying amount of $8,036 million), a portion of which relates to insurance contracts as of March 31, 2024 and December 31, 2023. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $2,010 million (carrying amount of $2,000 million) and $2,000 million (carrying amount of $2,000 million) as of March 31, 2024 and December 31, 2023 respectively, which have been offset with the associated notes under a netting agreement.
(4)Excludes debt with fair value of $11,582 million (carrying amount of $11,582 million) and $10,370 million (carrying amount of $10,370 million) as of March 31, 2024 and December 31, 2023 respectively, which have been offset with the associated notes under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Three Months Ended March 31, 2024
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$4,909	$4,442	$20,628
Capitalization	85	44	151	155	138	573
Amortization expense	(94)	(52)	(61)	(83)	(81)	(371)
Other adjustments(1)	0	(2)	(285)	5	0	(282)
Foreign currency adjustment	0	0	0	(138)	(94)	(232)
Balance, EOP	$3,667	$2,227	$5,169	$4,848	$4,405	20,316
Other businesses						297
Total DAC balance						$20,613

__________
(1)Includes the impact of the reinsurance transaction with Somerset Reinsurance Ltd. in Individual Life (Universal Life). See Note 12 for additional information.

	Three Months Ended March 31, 2023
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

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, BOP	$410	$446
Capitalization	2	2
Amortization expense	(9)	(10)
Balance, EOP	403	438
Other businesses	31	34
Total DSI balance	$434	$472

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, BOP	$511	$597
Amortization expense	(11)	(14)
Foreign currency adjustment	(33)	(5)
Balance, EOP	467	578
Other businesses	17	23
Total VOBA balance	$484	$601

The following table provides VOBA balances for the applicable businesses for the period ended March 31:

2024
(in millions)
Gibraltar Life	$467
Aoba Life	17
Total	$484
The following table provides estimated future amortization for the periods indicated:

	2024 (April-December)	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$33	$40	$37	$33	$30	$311	$484

8. SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,169	$4,411
Obligations of U.S. states and their political subdivisions	2,152	2,116
Foreign government bonds	108	101
U.S. corporate securities	12,566	12,782
Foreign corporate securities	3,201	3,288
Asset-backed securities	1,256	1,211
Mortgage-backed securities	14,156	14,253
Mutual funds:
Equity	92,751	88,397
Fixed Income	35,762	37,065
Other	5,919	5,587
Equity securities	4,651	5,410
Commercial mortgage and other loans	64	67
Other invested assets	19,679	20,739
Short-term investments	1,443	1,202
Cash and cash equivalents	2,187	2,259
Total	$200,064	$198,888

For the periods ended March 31, 2024 and December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	8,411	51	151	160	752	9,525
Investment performance	(537)	(60)	4,308	265	3,155	7,131
Policy charges	(18)	(2)	(563)	(31)	(280)	(894)
Surrenders and withdrawals	(8,270)	(716)	(3,354)	(8)	(240)	(12,588)
Benefit payments	(858)	(137)	(20)	(56)	(116)	(1,187)
Net transfers (to) from general account	(35)	(24)	6	0	(123)	(176)
Other	(456)	(49)	1	(137)	48	(593)
Balance, EOP	$30,885	$10,074	$94,659	$25,214	$42,419	$203,251
Other businesses(1)						(3,187)
Total separate account liabilities						$200,064

Cash surrender value(2)	$30,885	$10,074	$93,526	$25,157	$38,958	$198,600
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

	Three Months Ended March 31, 2023
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
•Deferred Profit Liability (“DPL”); and
•Additional Insurance Reserves (“AIR”)

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$29,064	$26,367	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	596	622	16	13,331
Balance at original discount rate, BOP	83,276	11,502	29,660	26,989	3,302	154,729
Effect of actual variances from expected experience and other activity	176	(57)	(352)	(191)	49	(375)
Adjusted balance, BOP	83,452	11,445	29,308	26,798	3,351	154,354
Issuances	8,799	199	671	285	0	9,954
Net premiums / considerations collected	(10,124)	(345)	(1,091)	(938)	(86)	(12,584)
Interest accrual	708	134	218	182	40	1,282
Foreign currency adjustment	(875)	0	(981)	(863)	0	(2,719)
Other adjustments	0	(1)	40	(1)	0	38
Balance at original discount rate, EOP	81,960	11,432	28,165	25,463	3,305	150,325
Effect of cumulative changes in discount rate assumptions, EOP	(13,442)	(443)	(881)	(856)	(87)	(15,709)
Balance, EOP	$68,518	$10,989	$27,284	$24,607	$3,218	$134,616
Other businesses, EOP						88
Total balance, EOP						$134,704

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$79,822	$79,036	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	563	7,355	603	23,606
Balance at original discount rate, BOP	155,886	20,186	80,385	86,391	12,742	355,590
Effect of actual variances from expected experience and other activity	162	(65)	(359)	(180)	42	(400)
Adjusted balance, BOP	156,048	20,121	80,026	86,211	12,784	355,190
Issuances	8,799	199	671	285	0	9,954
Interest accrual	1,493	237	648	552	153	3,083
Benefit payments	(3,114)	(404)	(1,228)	(1,349)	(77)	(6,172)
Foreign currency adjustment	(886)	0	(2,825)	(3,152)	0	(6,863)
Other adjustments	(48)	(4)	94	(3)	0	39
Balance at original discount rate, EOP	162,292	20,149	77,386	82,544	12,860	355,231
Effect of cumulative changes in discount rate assumptions, EOP	(17,715)	(769)	(2,347)	(8,578)	(1,033)	(30,442)
Balance, EOP	$144,577	$19,380	$75,039	$73,966	$11,827	$324,789
Other businesses, EOP						1,701
Total balance, EOP						$326,490

	Three Months Ended March 31, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$76,060	$8,391	$47,755	$49,360	$8,608	$190,174
Flooring impact, EOP	56	0	19	7	0	82
Balance, EOP, post-flooring	76,116	8,391	47,774	49,367	8,608	190,256
Less: Reinsurance recoverables	5,340	690	98	285	0	6,413
Balance after reinsurance recoverables, EOP, post-flooring	$70,776	$7,701	$47,676	$49,082	$8,608	$183,843
Other businesses, EOP(1)						1,547
Total balance after reinsurance recoverables, EOP						$185,390

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

	Three Months Ended March 31, 2023
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$68,421	$8,315	$51,789	$54,715	$8,288	$191,528
Flooring impact, EOP	4	0	26	11	0	41
Balance, EOP, post-flooring	68,425	8,315	51,815	54,726	8,288	191,569
Less: Reinsurance recoverables	0	728	112	222	0	1,062
Balance after reinsurance recoverables, EOP, post-flooring	$68,425	$7,587	$51,703	$54,504	$8,288	$190,507
Other businesses, EOP(1)						1,786
Total balance after reinsurance recoverables, EOP						$192,293
__________
(1)Reflects balance after reinsurance recoverables of $65 million and $74 million at March 31, 2024 and 2023, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31, 2024
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$131,869	$23,001	$66,266	$53,342	$6,858
Discounted expected future gross premiums (at original discount rate)	$89,183	$15,258	$51,131	$42,749	$4,525
Discounted expected future gross premiums (at current discount rate)	$72,848	$14,693	$50,018	$41,467	$4,410
Undiscounted expected future benefits and expenses	$253,981	$31,039	$134,541	$135,676	$30,755
Interest accrual	$785	$103	$430	$370	$113
Gross premiums	$10,277	$458	$1,671	$1,529	$118
Weighted-average duration of the liability in years (at original discount rate)	9	10	19	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	9	18	17	17
Weighted-average interest rate (at original discount rate)	4.70%	5.16%	3.46%	2.60%	4.91%
Weighted-average interest rate (at current discount rate)	5.31%	5.29%	3.24%	3.14%	5.50%

	Three Months Ended March 31, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$106,074	$23,352	$73,474	$62,903	$6,901
Discounted expected future gross premiums (at original discount rate)	$74,439	$15,526	$56,950	$49,872	$4,507
Discounted expected future gross premiums (at current discount rate)	$59,863	$15,119	$56,318	$49,016	$4,467
Undiscounted expected future benefits and expenses	$215,874	$31,258	$147,802	$154,197	$29,713
Interest accrual	$691	$101	$433	$381	$106
Gross premiums	$3,892	$461	$1,867	$1,767	$114
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	20	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	20	18	18
Weighted-average interest rate (at original discount rate)	4.36%	5.20%	3.41%	2.52%	4.91%
Weighted-average interest rate (at current discount rate)	5.09%	5.05%	2.82%	2.69%	5.34%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

For both the first three months of 2024 and 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Three Months Ended March 31, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$3,956	$5,303	$14,874
Less: Flooring impact, BOP	0	1	1	2
Balance, BOP, pre-flooring	5,615	3,955	5,302	14,872
Effect of actual variances from expected experience and other activity	26	(8)	(15)	3
Adjusted balance, BOP	5,641	3,947	5,287	14,875
Profits deferred	38	420	312	770
Interest accrual	57	41	39	137
Amortization	(142)	(289)	(248)	(679)
Foreign currency adjustment	(3)	(107)	(141)	(251)
Other adjustments	0	11	0	11
Balance, EOP, pre-flooring	5,591	4,023	5,249	14,863
Flooring impact, EOP	0	1	1	2
Balance, EOP, post-flooring	5,591	4,024	5,250	14,865
Less: Reinsurance recoverables	382	9	31	422
Balance after reinsurance recoverables, EOP, post-flooring	$5,209	$4,015	$5,219	14,443
Other businesses(1)				142
Total balance after reinsurance recoverables, EOP				$14,585

	Three Months Ended March 31, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,532	$3,379	$5,261	$14,172
Less: Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of actual variances from expected experience and other activity	31	(3)	(10)	18
Adjusted balance, BOP	5,563	3,376	5,250	14,189
Profits deferred	164	451	373	988
Interest accrual	57	35	39	131
Amortization	(141)	(288)	(257)	(686)
Foreign currency adjustment	7	8	(18)	(3)
Other adjustments	0	10	0	10
Balance, EOP, pre-flooring	5,650	3,592	5,387	14,629
Flooring impact, EOP	0	0	1	1
Balance, EOP, post-flooring	5,650	3,592	5,388	14,630
Less: Reinsurance recoverables	0	9	11	20
Balance after reinsurance recoverables, EOP, post-flooring	$5,650	$3,583	$5,377	14,610
Other businesses(1)				185
Total balance after reinsurance recoverables, EOP				$14,795

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide supplemental information related to the balances of and changes in DPL, included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31, 2024
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$20	$(175)	$(88)
Interest accrual	$57	$41	$39

	Three Months Ended March 31, 2023
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other
	(in millions)
Revenue(1)	$(111)	$(205)	$(145)
Interest accrual	$57	$35	$39
__________
(1)Represents the gross premiums collected in changes in DPL excluding impact of foreign currency adjustments.

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$14,308	$12,684
Flooring impact and amounts in AOCI	843	1,285
Balance, excluding amounts in AOCI, BOP, pre-flooring	15,151	13,969
Effect of actual variances from expected experience and other activity	144	(33)
Adjusted balance, BOP	15,295	13,936
Assessments collected(1)	292	270
Interest accrual	129	118
Benefits paid	(72)	(74)
Balance, excluding amounts in AOCI, EOP, pre-flooring	15,644	14,250
Flooring impact and amounts in AOCI	(1,029)	(1,016)
Balance, including amounts in AOCI, EOP, post-flooring	14,615	13,234
Less: Reinsurance recoverables	7,198	5,338
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,417	7,896
Other businesses	117	151
Total balance after reinsurance recoverables	$7,534	$8,047
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Interest accrual	$129	$118
Gross assessments	$788	$827
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.39%	3.38%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Benefit reserves, EOP, post-flooring	$191,868	$193,429
Deferred Profit Liability EOP, post-flooring	15,007	14,814
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	14,732	13,385
Subtotal of amounts disclosed above	221,607	221,628
Other Future Policy Benefits reserves(1)	51,183	51,958
Total Future Policy Benefits	$272,790	$273,586
__________
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Three Months Ended March 31, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$10,277	$458	$0	$1,671	$1,529	$140	$14,075
Deferred profit liability	20	0	0	(175)	(88)	7	(236)
Additional insurance reserves	0	0	788	0	0	0	788
Total	$10,297	$458	$788	$1,496	$1,441	$147	$14,627

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$3,892	$461	$0	$1,867	$1,767	$142	$8,129
Deferred profit liability	(111)	0	0	(205)	(145)	(2)	(463)
Additional insurance reserves	0	0	827	0	0	0	827
Total	$3,781	$461	$827	$1,662	$1,622	$140	$8,493

	Three Months Ended March 31, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$786	$103	$0	$430	$370	$127	$1,816
Deferred profit liability	57	0	0	41	39	1	138
Additional insurance reserves	0	0	129	0	0	0	129
Total	$843	$103	$129	$471	$409	$128	$2,083

	Three Months Ended March 31, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$691	$101	$0	$433	$381	$120	$1,726
Deferred profit liability	57	0	0	35	39	1	132
Additional insurance reserves	0	0	118	0	0	0	118
Total	$748	$101	$118	$468	$420	$121	$1,976
__________
(1)Represents “Gross Premiums” for benefit reserves, “Revenue” for DPL and “Gross Assessments” for AIR.
(2)Includes remaining balances disclosed above and balances for which disaggregated rollforward disclosures may not be presented above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,738	$23,765	$7,095	$5,293	$27,439	$12,949	$38,450	$132,729
Deposits	1,919	1,626	1,570	138	612	560	1,492	7,917
Interest credited	175	108	50	40	189	418	219	1,199
Acquisitions and dispositions	0	0	0	0	0	0	0	0
Policy charges	(3)	(4)	0	(80)	(513)	(81)	(75)	(756)
Surrenders and withdrawals	(1,231)	(231)	(150)	(434)	(420)	(76)	(439)	(2,981)
Benefit payments	(149)	(18)	(19)	0	(37)	(68)	(458)	(749)
Net transfers (to) from separate account	0	(3)	0	0	139	0	0	136
Change in market value and other adjustments(1)	1	1,360	88	0	37	(2)	(7)	1,477
Foreign currency adjustment	0	0	0	0	0	(624)	(762)	(1,386)
Balance, EOP	$18,450	$26,603	$8,634	$4,957	$27,446	$13,076	$38,420	$137,586
Closed Block Division								4,464
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,501
Other(2)								4,259
Total Policyholders' account balance								$151,810
Weighted-average crediting rate	3.87%	1.71%	2.54%	3.08%	2.76%	12.86%	2.28%	3.55%
Net amount at risk(3)	$0	$0	$0	$74,075	$384,991	$18,637	$6,097	$483,800
Cash surrender value(4)	$18,450	$24,376	$7,174	$3,812	$23,439	$11,391	$34,012	$122,654

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	$118,377
Deposits	1,376	1,043	582	204	617	645	1,287	5,754
Interest credited	160	87	20	44	199	177	172	859
Acquisitions and Dispositions	0	0	0	0	0	0	0	0
Policy charges	(6)	(6)	0	(83)	(514)	(77)	(40)	(726)
Surrenders and withdrawals	(1,371)	(148)	(88)	(453)	(439)	(51)	(275)	(2,825)
Benefit payments	(139)	(28)	(32)	0	(46)	(75)	(440)	(760)
Net transfers (to) from separate account	0	19	0	0	77	0	0	96
Change in market value and other adjustments(1)	0	191	9	0	91	6	2	299
Foreign currency adjustment	0	0	0	0	0	(76)	(143)	(219)
Balance, EOP	$17,396	$18,682	$5,134	$5,551	$26,487	$11,717	$35,888	$120,855
Closed Block Division								4,572
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,772
Other(2)								7,940
Total Policyholders' account balance								$138,139
Weighted-average crediting rate	3.69%	1.92%	1.63%	3.09%	3.00%	6.19%	1.93%	2.87%
Net amount at risk(3)	$0	$0	$0	$72,259	$370,778	$18,055	$6,971	$468,063
Cash surrender value(4)	$17,396	$16,640	$4,045	$3,984	$21,846	$10,100	$31,233	$105,244
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,621 million and $7,973 million of Full Service account balances reinsured to Great-West as of March 31, 2024 and 2023, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.

“Policyholders’ account balances” for Institutional Retirement Strategies and Life Planner includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $5,722 million and $5,261 million at March 31, 2024 and 2023, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from three months to five years. Included in the amounts at March 31, 2024 and 2023 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $3,465 million and $2,955 million, respectively, and short-term note liability of $2,297 million and $2,355 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both March 31, 2024 and 2023. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	593	0	0	0	593
3.00% - 4.00%	4,926	0	0	0	4,926
Greater than 4.00%	2,099	0	0	0	2,099
Total	$9,569	$0	$0	$0	$9,569
Retirement Strategies - Individual Variable
Less than 1.00%	$866	$727	$70	$0	$1,663
1.00% - 1.99%	219	24	1	0	244
2.00% - 2.99%	26	5	4	0	35
3.00% - 4.00%	1,867	9	9	0	1,885
Greater than 4.00%	91	0	0	0	91
Total	$3,069	$765	$84	$0	$3,918
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$2	$6	$621	$629
1.00% - 1.99%	510	108	244	80	942
2.00% - 2.99%	548	466	564	16	1,594
3.00% - 4.00%	573	46	2	0	621
Greater than 4.00%	92	0	0	0	92
Total	$1,723	$622	$816	$717	$3,878
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,021	$1,021
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	28	0	0	0	28
3.00% - 4.00%	1,471	0	0	61	1,532
Greater than 4.00%	72	0	0	0	72
Total	$1,571	$0	$0	$1,082	$2,653
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$346	$346
1.00% - 1.99%	226	0	1,662	1,789	3,677
2.00% - 2.99%	32	1,462	3,004	280	4,778
3.00% - 4.00%	4,366	4,177	1,144	24	9,711
Greater than 4.00%	5,460	0	0	0	5,460
Total	$10,084	$5,639	$5,810	$2,439	$23,972
International Businesses - Life Planner
Less than 1.00%	$324	$43	$86	$2,311	$2,764
1.00% - 1.99%	2,766	26	0	0	2,792
2.00% - 2.99%	1,975	0	0	0	1,975
3.00% - 4.00%	356	0	0	0	356
Greater than 4.00%	384	0	0	0	384
Total	$5,805	$69	$86	$2,311	$8,271
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,637	$0	$0	$0	$15,637
1.00% - 1.99%	8,346	60	0	0	8,406
2.00% - 2.99%	3,000	290	35	0	3,325
3.00% - 4.00%	5,287	0	0	0	5,287
Greater than 4.00%	5,661	0	0	0	5,661
Total	$37,931	$350	$35	$0	$38,316

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	583	0	0	0	583
3.00% - 4.00%	5,628	0	0	0	5,628
Greater than 4.00%	1,519	0	0	0	1,519
Total	$9,681	$0	$0	$0	$9,681
Retirement Strategies - Individual Variable
Less than 1.00%	$1,005	$848	$19	$0	$1,872
1.00% - 1.99%	239	2	1	0	242
2.00% - 2.99%	32	2	0	0	34
3.00% - 4.00%	2,209	9	10	0	2,228
Greater than 4.00%	104	0	0	0	104
Total	$3,589	$861	$30	$0	$4,480
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	585	128	253	84	1,050
2.00% - 2.99%	496	211	27	11	745
3.00% - 4.00%	371	6	0	0	377
Greater than 4.00%	101	0	0	0	101
Total	$1,553	$345	$280	$95	$2,273
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,441	$1,441
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	56	0	0	0	56
3.00% - 4.00%	1,634	0	0	0	1,634
Greater than 4.00%	3	0	0	0	3
Total	$1,693	$0	$0	$1,441	$3,134
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$11	$11
1.00% - 1.99%	150	0	1,073	1,949	3,172
2.00% - 2.99%	374	123	4,019	280	4,796
3.00% - 4.00%	7,565	1,918	561	7	10,051
Greater than 4.00%	5,549	0	0	0	5,549
Total	$13,638	$2,041	$5,653	$2,247	$23,579
International Businesses - Life Planner
Less than 1.00%	$357	$27	$91	$831	$1,306
1.00% - 1.99%	3,156	25	0	0	3,181
2.00% - 2.99%	2,259	0	0	0	2,259
3.00% - 4.00%	339	0	0	0	339
Greater than 4.00%	407	0	0	0	407
Total	$6,518	$52	$91	$831	$7,492
International Businesses - Gibraltar Life and Other
Less than 1.00%	$17,023	$0	$0	$0	$17,023
1.00% - 1.99%	9,870	0	0	0	9,870
2.00% - 2.99%	3,253	335	40	0	3,628
3.00% - 4.00%	3,201	0	0	0	3,201
Greater than 4.00%	1,904	0	0	0	1,904
Total	$35,251	$335	$40	$0	$35,626
____________
(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$4,613	$359	$95	$5,067
Unearned revenue	215	37	5	257
Amortization expense	(58)	(4)	(1)	(63)
Other adjustments	0	0	0	0
FX adjustment	0	(14)	(4)	(18)
Balance, EOP	4,770	378	95	5,243
Less: Reinsurance recoverables	398	0	0	398
Balance after reinsurance recoverables, EOP	$4,372	$378	$95	$4,845
Other businesses				51
Total balance after reinsurance recoverables, EOP				$4,896

	Three Months Ended March 31, 2023
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$3,983	$231	$81	$4,295
Unearned revenue	204	37	6	247
Amortization expense	(47)	(2)	(1)	(50)
Other adjustments	0	1	0	1
FX adjustment	0	(2)	0	(2)
Balance, EOP	4,140	265	86	4,491
Less: Reinsurance recoverables	0	0	0	0
Balance after reinsurance recoverables, EOP	$4,140	$265	$86	$4,491
Other businesses				53
Total balance after reinsurance recoverables, EOP				$4,544

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, BOP	$4,038	$4,987
Effect of cumulative changes in NPR	1,137	1,828
Balance, BOP, before effect of changes in NPR	5,175	6,815
Attributed fees collected	288	300
Claims paid	(22)	(32)
Interest accrual	74	85
Actual in force different from expected	2	19
Effect of changes in interest rates	(868)	463
Effect of changes in equity markets	(888)	(671)
Issuances	13	0
Other adjustments	14	78
Balance, EOP, before effect of changes in NPR	3,788	7,057
Effect of cumulative changes in NPR	(886)	(2,014)
Balance, EOP	2,902	5,043
Less: Reinsured MRBs	560	28
Balance, EOP, net of reinsurance	2,342	5,015
Other businesses	57	105
Total net MRB balance	$2,399	$5,120

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2024	March 31, 2023
	($ in millions)
Net amount at risk(1)	$8,970	$11,332
Weighted-average attained age of contractholders	70	69
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconcile MRB asset and liability positions as of the following dates:

	March 31, 2024
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,497	$10	$1,507
Ceded	715	3	718
Total MRB assets	$2,212	$13	$2,225

Direct and assumed	$4,399	$70	$4,469
Ceded	155	0	155
Total MRB liabilities	$4,554	$70	$4,624

Net liability	$2,342	$57	$2,399

	March 31, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$895	$10	$905
Ceded	67	4	71
Total MRB assets	$962	$14	$976

Direct and assumed	$5,938	$118	$6,056
Ceded	40	0	40
Total MRB liabilities	$5,978	$118	$6,096

Net liability	$5,016	$104	$5,120

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. REINSURANCE

 The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business as of December 31, 2023. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $411 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. Separately, effective September 2019, Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed index annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for under deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit receivables were $1,929 million and $1,619 million as of March 31, 2024 and December 31, 2023, respectively, and the funds withheld liabilities were $1,790 million and $1,518 million as of March 31, 2024 and December 31, 2023, respectively.

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

Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life, a wholly-owned subsidiary of Prudential Financial. This block represents approximately 10% of the Company’s remaining legacy in-force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Pruco Life issued PDI traditional variable annuity contracts. The general account liabilities associated with PDI’s guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $309 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. During the fourth quarter of 2021, Allstate sold the two counterparties to the aforementioned variable annuity reinsurance transaction to third parties. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Direct premiums	$14,822	$8,750
Reinsurance assumed	1,451	1,178
Reinsurance ceded	(736)	(565)
Premiums	$15,537	$9,363

Direct policy charges and fee income	$864	$966
Reinsurance assumed	300	308
Reinsurance ceded	(108)	(140)
Policy charges and fee income	$1,056	$1,134

Direct change in value of market risk benefits, net of related hedging gains (losses)	$150	$80
Reinsurance assumed	71	0
Reinsurance ceded	(98)	(5)
Change in value of market risk benefits, net of related hedging gains (losses)	$123	$75

Direct policyholders’ benefits	$15,865	$9,594
Reinsurance assumed	1,843	1,565
Reinsurance ceded	(1,114)	(855)
Policyholders’ benefits	$16,594	$10,304

Direct change in estimates of liability for future policy benefits	$146	$(24)
Reinsurance assumed	(5)	4
Reinsurance ceded	(158)	45
Change in estimates of liability for future policy benefits	$(17)	$25
Reinsurance recoverables, are as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Individual and group annuities(1)	$7,221	$7,516
Life insurance(2)	9,594	8,806
Other reinsurance	407	415
Total reinsurance recoverables(3)(4)	$17,222	$16,737
__________
(1)Primarily represents $5,722 million and $5,981 million of reinsurance recoverables as of March 31, 2024 and December 31, 2023, respectively, established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $8,186 million and $8,543 million as of March 31, 2024 and December 31, 2023, respectively. Also includes reinsurance recoverables representing the modified coinsurance receivable established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,457 million and $1,485 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,067 million and $2,090 million as of March 31, 2024 and December 31, 2023, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,387 million and $1,396 million as of March 31, 2024 and December 31, 2023, respectively. Also includes net reinsurance recoverables of $545 million as of March 31, 2024 for the modified coinsurance receivable established under the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business.
(3)Net of $(11) million and $(12) million of allowance for credit losses as of March 31, 2024 and December 31, 2023, respectively.
(4)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $10,707 million and $10,574 million as of March 31, 2024 and December 31, 2023, respectively. Deposit receivables related to the reinsurance agreement with Prismic Re were $3,715 million and $3,771 million as of March 31, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 65% of the Company’s reinsurance recoverables as of March 31, 2024. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

13. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information regarding the Closed Block, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company recognized a policyholder dividend obligation of $2,807 million and $2,873 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,399) million and $(2,081) million at March 31, 2024 and December 31, 2023, respectively, with a corresponding amount reported in AOCI.

As of March 31, 2024, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024	December 31, 2023
	(in millions)
Closed Block liabilities
Future policy benefits	$43,244	$43,587
Policyholders’ dividends payable	663	648
Policyholders’ dividend obligation	408	792
Policyholders’ account balances	4,464	4,500
Other Closed Block liabilities	3,902	3,605
Total Closed Block liabilities	52,681	53,132
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,909	30,314
Fixed maturities, trading, at fair value	849	887
Equity securities, at fair value	1,818	1,970
Commercial mortgage and other loans	7,681	7,769
Policy loans	3,441	3,479
Other invested assets	4,432	4,513
Short-term investments	743	232
Total investments	48,873	49,164
Cash and cash equivalents	801	993
Accrued investment income	435	421
Other Closed Block assets	172	138
Total Closed Block assets	50,281	50,716
Excess of reported Closed Block liabilities over Closed Block assets	2,400	2,416
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,562)	(2,241)
Allocated to policyholder dividend obligation	2,399	2,081
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,237	$2,256

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2024
(in millions)
Balance, December 31, 2023	$792
Impact from earnings allocable to policyholder dividend obligation	(66)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(318)
Balance, March 31, 2024	$408

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues
Premiums	$409	$406
Net investment income	513	479
Realized investment gains (losses), net	(125)	(17)
Other income (loss)	164	100
Total Closed Block revenues	961	968
Benefits and Expenses
Policyholders’ benefits	584	572
Interest credited to policyholders’ account balances	30	30
Dividends to policyholders	275	302
General and administrative expenses	67	73
Total Closed Block benefits and expenses	956	977
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	5	(9)
Income tax expense (benefit)	(15)	(32)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$20	$23

14. INCOME TAXES

The Company uses a full-year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of joint ventures and other operating entities.” Taxes attributable to joint ventures and other operating entities are recorded within “Equity in earnings of joint ventures and other operating entities, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $289 million, or 20.8% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first three months of 2024, compared to an income tax expense of $382 million, or 20.7%, in the first three months of 2023. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register (Treasury Decision 9959) on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations created uncertainty as to whether a U.S. foreign tax credit could be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacted the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits.

On July 21, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the provisions of the Final Regulations that impacted the ability to claim a U.S. foreign tax credit for taxes paid to Brazil. As a result of this

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

new guidance, the Company will be able to claim a U.S. foreign tax credit for taxes paid to Brazil for its 2023 and 2024 tax years.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allows an annual election to exclude from the U.S. tax return certain Global Intangible Low-Taxed Income (“GILTI”) amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2023 and 2024 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first three months of 2023 and 2024, respectively.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), (House of Representatives, 5376). One of the most significant provisions of the Inflation Reduction Act is a 15% corporate alternative minimum tax (“CAMT”) based on the Company’s GAAP income, with certain adjustments. This provision, which is applicable only to companies with average applicable financial statement income in excess of $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold. The Company is subject to CAMT for 2024 which may or may not result in a CAMT cash tax liability and will have no impact to the full year effective tax rate.

Tax Audit and Unrecognized Tax Benefits. It is possible the Company will make a payment within the next 12 months of approximately $75 million related to unrecognized tax benefits for prior audit cycles, including an amount attributable to the Section 952 election for tax years 2017 and 2018, as the Company pursues resolution of the Section 952 matter. The payment will have no impact on the effective tax rate. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2024	December 31, 2023
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	480	510
Subtotal commercial paper	505	535
Current portion of long-term debt:
Mortgage debt	80	83
Surplus notes subject to set-off arrangements(1)	2,000	2,000
Subtotal current portion of long-term debt	2,080	2,083
Subtotal	2,585	2,618
Less: assets under set-off arrangements(1)	2,000	2,000
Total short-term debt(2)	$585	$618
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$125	$110
Daily average commercial paper outstanding for the quarter ended	$1,461	$1,334
Weighted average maturity of outstanding commercial paper, in days	28	49
Weighted average interest rate on outstanding commercial paper	5.51%	5.50%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $25 million at both March 31, 2024 and December 31, 2023.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2024, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
Fixed-rate obligations:
Surplus notes	$347	$346
Surplus notes subject to set-off arrangements(1)(2)	11,002	9,790
Senior notes	10,111	10,112
Floating-rate obligations:
Line of credit	255	255
Surplus notes subject to set-off arrangements(1)	580	580
Mortgage debt(3)	73	75
Junior subordinated notes(4)	8,582	8,094
Subtotal	30,950	29,252
Less: assets under set-off arrangements(1)	11,582	10,370
Total long-term debt(5)	$19,368	$18,882
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $6.2 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $25 million and $27 million of debt denominated in foreign currency at March 31, 2024 and December 31, 2023, respectively.
(4)Includes Prudential Financial debt of $8,541 million and $8,050 million at March 31, 2024, and December 31, 2023, respectively. Also includes subsidiary debt of $41 million and $44 million denominated in foreign currency at March 31, 2024, and December 31, 2023, respectively.
(5)Includes Prudential Financial debt of $18,652 million and $18,162 million at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes

In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due in March 2054, and also redeemed, in full, $0.5 billion in aggregate principal amount of 5.20% Fixed-to-Floating Rate Junior Subordinated Notes due in 2044.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$52	$51	$2	$2
Interest cost	135	138	13	18
Expected return on plan assets	(238)	(231)	(19)	(21)
Amortization of prior service cost	0	0	(17)	(2)
Amortization of actuarial (gain) loss, net	22	17	2	3
Net periodic (benefit) cost	$(29)	$(25)	$(19)	$0

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2023	666.3	307.1	359.2
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	2.3	(2.3)
Stock-based compensation programs(1)	0.0	(2.2)	2.2
Balance, March 31, 2024	666.3	307.2	359.1
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024. As of March 31, 2024, 2.3 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Dividends declared per share of Common Stock	$1.30	$1.25

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	(481)	(4,602)	4,213	(252)	6	(1,116)
Amounts reclassified from AOCI	(13)	(172)	0	0	7	(178)
Income tax benefit (expense)	(36)	1,131	(1,006)	53	(5)	137
Balance, March 31, 2024	$(3,216)	$(14,856)	$11,754	$701	$(2,044)	$(7,661)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	12	8,243	(8,705)	186	1	(263)
Amounts reclassified from AOCI	0	136	0	0	18	154
Income tax benefit (expense)	(38)	(1,988)	2,160	(39)	(5)	90
Balance, March 31, 2023	$(2,300)	$(9,803)	$8,697	$1,595	$(2,014)	$(3,825)

__________
(1)Includes cash flow hedges of $1,199 million and $869 million as of March 31, 2024 and December 31, 2023, respectively, and $2,344 million and $2,616 million as of March 31, 2023 and December 31, 2022, respectively, and fair value hedges of $(51) million and $(60) million as of March 31, 2024 and December 31, 2023, respectively, and $(74) million and $(54) million as of March 31, 2023 and December 31, 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2024	2023
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$13	$0	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(3)	(23)	(3)
Cash flow hedges—Currency	2	5	(3)
Cash flow hedges—Currency/Interest rate	157	39	(3)
Fair value hedges—Currency	(2)	(2)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	18	(155)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	172	(136)	(4)
Amortization of defined benefit items:
Prior service cost	17	2	(5)
Actuarial gain (loss)	(24)	(20)	(5)
Total amortization of defined benefit items	(7)	(18)
Total reclassifications for the period	$178	$(154)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2023	$(72)	$(17,179)	$(484)	$1,306	$2,081	$3,135	$(11,213)
Net investment gains (losses) on investments arising during the period	(23)	(4,899)				1,158	(3,764)
Reclassification adjustment for (gains) losses included in net income	(1)	(171)				40	(132)
Reclassification due to allowance for credit losses recorded during the period	23	(23)				0	0
Impact of net unrealized investment (gains) losses			(172)	174	318	(67)	253
Balance, March 31, 2024	$(73)	$(22,272)	$(656)	$1,480	$2,399	$4,266	$(14,856)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended March 31,
	2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,151			$1,477
Less: Income (loss) attributable to noncontrolling interests	13			15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	15			18
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,123	359.0	$3.13	$1,444	366.5	$3.94
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$15			$18
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	15			18
Stock options		0.3			0.2
Deferred and long-term compensation programs		1.2			1.0
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,123	360.5	$3.12	$1,444	367.7	$3.93

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2024 and 2023, as applicable, were based on 4.1 million and 4.2 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$110.42	1.2	$103.16
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.3		1.3

19. SEGMENT INFORMATION

Segments

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance and Individual Life businesses), the International Businesses (consisting of the Life Planner and Gibraltar Life and Other businesses), the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” for the following items:

•Realized investment gains (losses), net, and related charges and adjustments;
•Change in value of market risk benefits, net of related hedging gains (losses);
•Market experience updates;
•Divested and Run-off Businesses;
•Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests; and
•Other adjustments.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information regarding these reconciling items, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities”:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$169	$151
U.S. Businesses:
Institutional Retirement Strategies	441	396
Individual Retirement Strategies	474	441
Retirement Strategies(1)	915	837
Group Insurance	45	25
Individual Life(1)	(121)	(102)
Total U.S. Businesses	839	760
International Businesses:
Life Planner	545	522
Gibraltar Life and Other	351	318
Total International Businesses	896	840
Corporate and Other(2)	(435)	(471)
Total segment adjusted operating income before income taxes	1,469	1,280
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(2)	(97)	369
Change in value of market risk benefits, net of related hedging gains (losses)	123	75
Market experience updates	(32)	48
Divested and Run-off Businesses:
Closed Block division	(3)	(4)
Other Divested and Run-off Businesses(2)	(35)	92
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(27)	(5)
Other adjustments(3)	(8)	(8)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities per Unaudited Interim Consolidated Financial Statements	$1,390	$1,847
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

	March 31, 2024	December 31, 2023
	(in millions)
Assets by segment:
PGIM	$37,922	$42,064
U.S. Businesses:
Institutional Retirement Strategies	119,148	111,308
Individual Retirement Strategies	144,434	139,934
Retirement Strategies	263,582	251,242
Group Insurance	39,321	39,214
Individual Life	116,134	116,449
Total U.S. Businesses	419,037	406,905
International Businesses:
Life Planner	79,319	81,164
Gibraltar Life and Other	105,317	110,060
Total International Businesses	184,636	191,224
Corporate and Other	33,588	29,842
Closed Block division	50,640	51,088
Total assets per Unaudited Interim Consolidated Financial Statements	$725,823	$721,123

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues by segment:
PGIM	$990	$898
U.S. Businesses:
Institutional Retirement Strategies	11,538	4,889
Individual Retirement Strategies	1,214	1,095
Retirement Strategies	12,752	5,984
Group Insurance	1,634	1,564
Individual Life	1,580	1,527
Total U.S. Businesses	15,966	9,075
International Businesses:
Life Planner	2,550	2,624
Gibraltar Life and Other	2,163	2,391
Total International Businesses:	4,713	5,015
Corporate and Other(1)	30	(6)
Total revenues on an adjusted operating income basis	21,699	14,982
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	308	512
Change in value of market risk benefits, net of related hedging gains (losses)	123	75
Market experience updates	(58)	24
Divested and Run-off Businesses:
Closed Block division	962	971
Other Divested and Run-off Businesses(1)	514	500
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(39)	(19)
Total revenues per Unaudited Interim Consolidated Financial Statements	$23,509	$17,045
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
PGIM segment intersegment revenues	$207	$205

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Asset-based management fees	$833	$789
Performance-based incentive fees	41	3
Other fees	125	125
Total asset management and service fees	$999	$917

20. RELATED PARTY TRANSACTIONS

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

The related party balances with Prismic and Prismic Re impacted the Company’s balance sheet as of the periods indicated as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Reinsurance recoverables and deposit receivables	$9,437	$9,752
Other assets	$132	$132
Reinsurance and funds withheld payables (includes $224 and $508 of embedded derivatives at fair value at March 31, 2024 and December 31, 2023, respectively)	$8,136	$8,544
Accumulated other comprehensive income (loss)	$132	$335

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both March 31, 2024 and December 31, 2023. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and Prismic Re impacted the Company’s results of operations and cash flows for the period indicated as follows:

Three Months Ended March 31, 2024
(in millions)
Premiums	$(4)
Asset management and service fees	9
Other income	39
Realized investment gains(losses), net	204
Policyholders’ benefits	(71)
Change in estimates of liability for future policy benefits	(4)
General and administrative expenses	11
Income (loss) from related parties, before income taxes	312
Other comprehensive income (loss), before tax	132
Total comprehensive income (loss), before tax	$444

Three Months Ended March 31, 2024
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$(204)
Change in:
Other, net	$(183)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$92

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2024	December 31, 2023
	(in millions)
Total outstanding mortgage loan commitments	$1,208	$1,798
Portion of commitment where prearrangement to sell to investor exists	$294	$366

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both March 31, 2024 and December 31, 2023. The change in allowance is $0 million for both the three months ended March 31, 2024 and 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2024	December 31, 2023
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$10,922	$10,675
Expected to be funded from separate accounts	$1	$39
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2024 or 2023.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2024	December 31, 2023
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,801	$5,409
Fair value of related collateral associated with above indemnifications(2)	$5,926	$5,528
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $229 million and $0 million related to securities repurchase transactions as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $230 million and $0 million related to securities repurchase transactions as of March 31, 2024 and December 31, 2023, respectively.

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

Guarantees of Asset Values

	March 31, 2024	December 31, 2023
	(in millions)
Guaranteed value of third-parties’ assets	$77,683	$78,009
Fair value of collateral supporting these assets	$71,951	$73,186
Asset (liability) associated with guarantee, carried at fair value	$(2)	$(2)

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

Indemnification of Serviced Mortgage Loans

	March 31, 2024	December 31, 2023
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,103	$3,102
First-loss exposure portion of above	$897	$898
Accrued liability associated with guarantees(1)	$26	$28
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $13 million and $14 million as of March 31, 2024 and December 31, 2023, respectively. The change in allowance is a reduction of $1 million for both the three months ended March 31, 2024, and 2023.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $24,823 million and $24,875 million of mortgages subject to these loss-sharing arrangements as of March 31, 2024 and December 31, 2023, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.94 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2024 or 2023.

Other Guarantees

	March 31, 2024	December 31, 2023
	(in millions)
Other guarantees where amount can be determined	$42	$36
Accrued liability for other guarantees and indemnifications	$32	$32

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of March 31, 2024, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 25 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities Litigation

City of Warren v. PFI, et al.

In March 2024, the court issued an order granting the motion for preliminary approval of the Settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2024, compared with December 31, 2023, and its consolidated results of operations for the three months ended March 31, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.496 trillion of assets under management as of March 31, 2024, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

See below for a discussion of the current interest rate environment and its impact to net investment spread in our U.S. and Japanese operations along with the composition of their insurance liabilities and policyholder account balances.

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and have continued to sustain higher levels through the first quarter of 2024, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $197 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2024, with an average portfolio yield of approximately 4.8%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.4% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $197 billion of fixed maturity securities and commercial mortgage loans are approximately $163 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $163 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2024
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$177
Contracts with adjustable crediting rates subject to guaranteed minimums	37
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$215

The $177 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

The $37 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. For additional information regarding contracts with adjustable crediting rates subject to guaranteed minimums, see Note 10 to the Unaudited Interim Consolidated Financial Statements.

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in the first quarter of 2024.

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

The portion of the general account supporting our Japanese operations has approximately $148 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2024, with an average portfolio yield of approximately 2.9%. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.6% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $148 billion of fixed maturity securities and commercial mortgage loans are approximately $14 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $14 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2024
(in billions)
Insurance products with fixed and guaranteed terms	$115
Contracts with a market value adjustment if canceled before maturity	32
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$156

The $115 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $32 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues	$23,509	$17,045
Benefits and expenses	22,119	15,198
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	1,390	1,847
Income tax expense (benefit)	289	382
Income (loss) before equity in earnings of joint ventures and other operating entities	1,101	1,465
Equity in earnings of joint ventures and other operating entities, net of taxes	50	12
Net income (loss)	1,151	1,477
Less: Income attributable to noncontrolling interests	13	15
Net income (loss) attributable to Prudential Financial, Inc.	$1,138	$1,462

Three Month Comparison. The $324 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2024 compared to the first quarter of 2023 reflected the following notable items on a pre-tax basis:

•$466 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$126 million unfavorable variance from our Divested and Run-off Businesses; and
•$80 million unfavorable variance from market experience updates.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$189 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations for additional information); and
•$48 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $93 million favorable variance from income taxes, primarily driven by the decrease in pre-tax earnings, as described above.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” below for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as presented in the Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$169	$151
U.S. Businesses:
Retirement Strategies	915	837
Group Insurance	45	25
Individual Life	(121)	(102)
Total U.S. Businesses	839	760
International Businesses	896	840
Corporate and Other(1)	(435)	(471)
Total segment adjusted operating income before income taxes	1,469	1,280
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(97)	369
Change in value of market risk benefits, net of related hedging gains (losses)	123	75
Market experience updates	(32)	48
Divested and Run-off Businesses(3):
Closed Block division	(3)	(4)
Other Divested and Run-off Businesses(1)	(35)	92
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(27)	(5)
Other adjustments(5)	(8)	(8)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,390	$1,847
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)See “—General Account Investments” and Note 19 to the Unaudited Interim Consolidated Financial Statements for additional information.
(3)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(4)Equity in earnings of joint ventures and other operating entities is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(5)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2024 increased in comparison to the prior year period, primarily reflecting higher net asset management fees and net other related revenues, partially offset by higher compensation expenses.

Retirement Strategies. Results for the first quarter of 2024 increased in comparison to the prior year period, primarily driven by higher net investment spread results, partially offset by lower fee income, net of distribution expenses and other associated costs.

Group Insurance. Results for the first quarter of 2024 increased in comparison to the prior year period, primarily driven by higher underwriting results and higher net investment spread results, partially offset by higher expenses.

Individual Life. Results for the first quarter of 2024 decreased in comparison to the prior year period, driven by higher expenses and lower net investment spread results, partially offset by higher underwriting results.

International Businesses. Results for the first quarter of 2024 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by higher net investment spread results and higher earnings from joint ventures and other operating entities, partially offset by lower underwriting results.

Corporate and Other. Results for the first quarter of 2024 reflected decreased losses in comparison to the prior year period, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for the first quarter of 2024 increased in comparison to the prior year period, reflecting changes in cumulative earnings and other factors, mostly offset by changes in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses.

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

	March 31, 2024	December 31, 2023
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.4	$7.2
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$6.7	$7.5
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $80.5 billion and $80.0 billion as of March 31, 2024 and December 31, 2023, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$3	$3
PGIM	0	0
Impact of intercompany arrangements(1)	3	3
Corporate and Other:
Impact of intercompany arrangements(1)	(3)	(3)
Settlement gains (losses) on forward currency contracts(2)	(3)	3
Net benefit (detriment) to Corporate and Other	(6)	0
Net impact on consolidated revenues and adjusted operating income	$(3)	$3
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of March 31, 2024 and 2023, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.7 billion and $0.3 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.2 billion and $1.4 billion as of March 31, 2024 and December 31, 2023, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 7% of the $1.2 billion balance as of March 31, 2024 will be recognized throughout the remainder of 2024, approximately 3% will be recognized in 2025, and the remaining balance will be recognized from 2026 through 2051.

Highly inflationary economies

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary, resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material given the relative size of our POA operations. As discussed further in “—International Businesses” below, in March 2024, the Company entered into a definitive agreement to sell POA and has transferred these operations into the Divested and Run-off Businesses that are included within our Corporate and Other operations.

Enterprise Group, our strategic investment in Ghana, has historically utilized the Ghanaian cedi as its functional currency given it is the currency of the primary economic environment in which the entity operates. In the fourth quarter of 2023, Ghana experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Ghana’s economy was deemed to be highly inflationary, which requires the results of our investment in Enterprise Group to be remeasured in USD, effective January 1, 2024, as per the U.S. GAAP requirements described above. We do not expect this change to have a material impact to our financial statements given the relative size of the investment.

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

Market Performance - Equity and Interest Rate Assumptions

The liability for future policy benefits for certain of our universal life type products includes quarterly adjustments for the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of the returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2024, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of New Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Update

•In December 2023, we completed the acquisition of a majority stake in Deerpath Capital Management, LP (“Deerpath”), a leading U.S.-based private credit and direct lending manager with approximately $5 billion in assets under management.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating results(1):
Revenues	$990	$898
Expenses	821	747
Adjusted operating income	169	151
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	11	13
Other adjustments(2)	(8)	(8)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$172	$156
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

Adjusted Operating Income

Adjusted operating income increased $18 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses, partially offset by higher compensation expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$378	$362
Retail customers(1)	276	243
General account	120	115
Total asset management fees	774	720
Other related revenues by source:
Incentive fees	41	3
Transaction fees	4	4
Seed and co-investments	41	33
Commercial mortgage(2)	7	12
Total other related revenues	93	52
Service, distribution and other revenues	123	126
Total revenues	$990	$898
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

Revenues increased $92 million. Asset management fees increased, primarily reflecting equity market appreciation and tightening credit spreads, as well as strong investment performance, and the impact of the Deerpath acquisition. Other related revenues were favorable, primarily reflecting higher incentive fees due to strong investment performance.

Expenses increased $74 million, primarily reflecting higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance, as well as higher variable expenses related to performance-based incentive fees.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$201.9	$183.6	$163.2
Public fixed income	824.5	799.8	797.7
Real estate	127.3	129.2	129.7
Private credit and other alternatives	114.0	112.1	105.3
Multi-asset	73.7	73.4	73.9
Total PGIM assets under management	$1,341.4	$1,298.1	$1,269.8

Assets under management within other reporting segments(2)	154.9	151.5	147.2
Total PFI assets under management	$1,496.3	$1,449.6	$1,417.0
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

The following table sets forth assets under management by source as of the dates indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$616.6	$582.6	$561.2
Retail customers	345.4	330.3	314.4
General account	379.4	385.2	394.2
Total PGIM assets under management	$1,341.4	$1,298.1	$1,269.8

Assets under management within other reporting segments(2)	154.9	151.5	147.2
Total PFI assets under management	$1,496.3	$1,449.6	$1,417.0
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2023	2024
	(in billions)
Beginning assets under management	$1,298.1	$1,228.4	$1,269.8
Institutional third-party flows	26.1	(10.2)	13.0
Retail third-party flows	0.5	(3.8)	(10.8)
Total third-party flows	26.6	(14.0)	2.2
Affiliated flows(1)	7.1	2.1	(0.6)
Market appreciation (depreciation)(2)	18.9	50.2	87.0
Foreign exchange rate impact	(5.9)	(0.1)	(10.1)
Net money market activity and other increases (decreases)	(3.4)	3.2	(6.9)
Ending assets under management	$1,341.4	$1,269.8	$1,341.4
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.

PGIM’s assets under management as of March 31, 2024 increased $72 billion in comparison to the prior year quarter, primarily driven by equity market appreciation and tightening credit spreads, partially offset by the impacts of higher interest rates and unfavorable foreign exchange rates. PGIM’s assets under management as of March 31, 2024 increased $43 billion in comparison to the prior year end, primarily driven by fixed income net inflows and equity market appreciation, partially offset by unfavorable foreign exchange rate impacts.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2024, these assets remained unchanged compared to December 31, 2023, as private capital net inflows were offset by market depreciation and unfavorable foreign exchange rate impacts.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third-party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in billions)
Private capital deployed:
Real estate debt and equity	$2.0	$3.7
Private credit and equity	3.3	2.7
Total private capital deployed	$5.3	$6.4

Seed and Co-Investments

As of March 31, 2024 and December 31, 2023, PGIM had approximately $1,176 million and $1,088 million of seed investments and $466 million and $443 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$915	$837
Group Insurance	45	25
Individual Life	(121)	(102)
Total U.S. Businesses	839	760
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	(392)	(15)
Change in value of market risk benefits, net of related hedging gains (losses)	120	79
Market experience updates	(55)	98
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$513	$922
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted operating income for our U.S. Businesses increased by $79 million primarily due to:

•Higher net investment spread results, primarily reflecting higher reinvestment and short-term rates, as well as higher income on non-coupon investments; and

•Higher underwriting results, primarily reflecting less unfavorable mortality experience in our Individual Life business, and more favorable mortality experience in our Group Insurance business.

•Partially offsetting these increases were higher expenses, including costs associated with the recently closed reinsurance transaction for certain guaranteed universal life policies in our Individual Life business; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows and the impact of the Prudential Defined Income (“PDI”) reinsurance transaction, partially offset by favorable equity markets.

Retirement Strategies

Business Updates

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

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$11,538	$4,889
Individual Retirement Strategies	1,214	1,095
Total revenues	12,752	5,984
Benefits and expenses:
Institutional Retirement Strategies	11,097	4,493
Individual Retirement Strategies	740	654
Total benefits and expenses	11,837	5,147
Adjusted operating income:
Institutional Retirement Strategies	441	396
Individual Retirement Strategies	474	441
Total adjusted operating income	915	837
Realized investment gains (losses), net, and related charges and adjustments(1)	(303)	(44)
Change in value of market risk benefits, net of related hedging gains (losses)	120	79
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$733	$873
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Adjusted operating income from our Institutional Retirement Strategies business increased $45 million, driven by higher net investment spread results, primarily reflecting business growth and higher income on non-coupon investments.

Adjusted operating income from our Individual Retirement Strategies business increased $33 million, primarily driven by higher net investment spread results due to higher reinvestment rates, more favorable short-term interest rates and growth in indexed variable annuities. This increase was partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows and the impact from the PDI reinsurance transaction, partially offset by favorable equity markets.

Revenues, Benefits and Expenses

Revenues from our Institutional Retirement Strategies business increased $6,649 million, primarily reflecting higher pension risk transfer premiums due to significant sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $6,604 million. Policyholders’ benefits, including changes in reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $119 million, primarily driven by higher net investment income due to higher reinvestment rates and growth in indexed variable annuities.

Benefits and expenses of our Individual Retirement Strategies business increased $86 million primarily driven by higher interest expense, and higher general and administrative expenses, net of capitalization.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2023	2024
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$267,654	$251,818	$252,952
Additions(2)	10,990	3,828	35,660
Withdrawals and benefits	(6,417)	(5,474)	(26,226)
Change in market value, interest credited and interest income	2,655	1,823	8,554
Other(3)	(252)	957	3,690
Ending total account value, gross	274,630	252,952	274,630
Reinsurance ceded	(9,179)	0	(9,179)
Ending total account value, net	$265,451	$252,952	$265,451
__________
(1)Beginning total account values, net, were $258,417 million and $251,818 million for the three months ended March 31, 2024 and 2023, respectively, and $252,952 million for the twelve months ended March 31, 2024.
(2)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; international longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued calculated based on premiums received.
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2024 and 2023, “Other” activity also includes $1,072 million in receipts offset by $933 million in payments and $1,268 million in receipts offset by $1,044 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies net account values for the three months ended March 31, 2024 reflects net additions primarily driven by significant pension risk transfer transactions, interest credited on customer funds and an increase in the market value of assets.

The increase in Institutional Retirement Strategies net account values for the twelve months ended March 31, 2024 reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, interest credited on customer funds, the positive impact of foreign exchange rate changes and an increase in the market values of assets. These increases were partially offset by the reinsurance of certain structured settlement annuity contracts.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2023	2024
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$129,708	$120,022	$123,804
Sales	3,314	1,675	9,274
Full surrenders and death benefits	(2,565)	(1,488)	(7,843)
Sales, net of full surrenders and death benefits	749	187	1,431
Partial withdrawals and other benefit payments	(1,290)	(1,120)	(4,701)
Net flows	(541)	(933)	(3,270)
Change in market value, interest credited and other activity	6,081	5,330	16,375
Policy charges	(548)	(615)	(2,209)
Ending total account value, gross	134,700	123,804	134,700
Reinsurance ceded	(11,688)	(1,079)	(11,688)
Ending total account value, net(2)	$123,012	$122,725	$123,012
__________
(1)Beginning total account values, net, were $117,911 million and $119,205 million for the three months ended March 31, 2024 and 2023, respectively, and $122,725 million for the twelve months ended March 31, 2024.
(2)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $115.3 billion and $117.3 billion as of March 31, 2024 and 2023, respectively. Fixed annuity account values were $7.7 billion and $5.4 billion as of March 31, 2024 and 2023, respectively.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months ended March 31, 2024 increased in comparison to the prior year period driven by higher sales of fixed and indexed variable annuities products, partially offset by higher full surrenders.

The increase in Individual Retirement Strategies net account values for the three months ended March 31, 2024 was primarily driven by market value appreciation. The increase in Individual Retirement Strategies net account values for the twelve months ended March 31, 2024 was primarily driven by market value appreciation, partially offset by the reinsurance of PDI traditional variable annuity contracts, net outflows and policy charges on contractholder accounts.

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

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the MRB liability these assets support. These differences can be primarily attributed to two distinct areas:

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the derivative instruments and fixed income instruments designated as trading, and MRBs, excluding the changes in the Company’s non-performance risk (“NPR”) spreads, are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.

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

	March 31, 2024		December 31, 2023		March 31, 2023
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$70,599	56%	$70,013	58%	$70,618	60%
ALM strategy only(3)	1,955	2%	1,933	2%	1,983	2%
Automatic rebalancing only	80	0%	80	0%	82	0%
External reinsurance(4)	11,956	10%	12,418	10%	2,493	2%
PDI	1,477	1%	1,536	1%	12,200	10%
Other products	1,631	1%	1,585	1%	1,585	1%
Total living benefit/GMDB features	87,698		87,565		88,961
GMDB features and other(5)	37,267	30%	33,873	28%	28,376	25%
Total variable annuity account value	$124,965		$121,438		$117,337
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

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended March 31,
	2024	2023
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$1,568	$52
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	41	278
Change in the NPR adjustment, excluding changes recognized in OCI	(51)	10
Change in the fair value of hedge assets(4)(5)	(1,454)	(196)
Other(6)	(60)	(100)
Total Individual Retirement Strategies results excluded from adjusted operating income	44	44
Total Institutional Retirement Strategies results excluded from adjusted operating income	(226)	(8)
Total results excluded from adjusted operating income	$(182)	$36
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
(5)Includes changes in the fair value of equity derivatives related to the capital hedge program of $0 million and $(225) million for the three months ended March 31, 2024 and 2023, respectively, that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, deferred policy acquisition costs (“DAC”) amortization, trading gains or losses, and other activity.

For the three months ended March 31, 2024, the loss of $182 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives, partially offset by favorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Operating results:
Revenues	$1,634	$1,564
Benefits and expenses	1,589	1,539
Adjusted operating income	45	25
Realized investment gains (losses), net, and related charges and adjustments	(8)	(9)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$37	$16
Benefits ratios(1)(3):
Group life	90.1%	92.9%
Group disability	71.3%	65.8%
Total Group Insurance	84.7%	85.9%
Administrative operating expense ratios(2)(3):
Group life	12.1%	11.8%
Group disability	25.9%	25.2%
Total Group Insurance	16.0%	15.2%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(3)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Adjusted operating income increased $20 million, primarily reflecting higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts, and higher net investment income driven by higher reinvestment rates and higher non-coupon income. These increases were partially offset by higher operating and variable expenses, largely driven by business growth.

Revenues, Benefits and Expenses

Revenues increased $70 million. The increase primarily reflected higher premiums and policy charges and fee income, driven by business growth in our group disability business, including supplemental health products, and higher net investment income, driven by higher reinvestment rates.

Benefits and expenses increased $50 million. The increase primarily reflected higher general and administrative expenses, largely driven by business growth, as well as higher policyholders’ benefits and changes in reserves, driven by less favorable claims experience on long-term disability contracts and from business growth, as described above in our group disability business. This was partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Annualized new business premiums(1):
Group life	$189	$162
Group disability	189	157
Total	$378	$319
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2024 increased $59 million compared to the prior year period, primarily driven by higher sales in our group disability business, including an increase in supplemental health product sales, and higher enrollment in our group life business, in the National Market segment. This increase was partially offset by lower sales in the Premier Market segment in both our group disability and group life businesses, reflecting the absence of outsized sales in the prior year period.

Individual Life

Business Update

•In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business. The transaction was completed in March 2024 with an effective date of January 1, 2024. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating results:
Revenues	$1,580	$1,527
Benefits and expenses	1,701	1,629
Adjusted operating income	(121)	(102)
Realized investment gains (losses), net, and related charges and adjustments(1)	(81)	38
Market experience updates	(55)	98
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(257)	$34
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Adjusted operating income decreased $19 million, primarily reflecting higher expenses, including costs associated with the recently closed reinsurance transaction of certain guaranteed universal life policies, as discussed above, and lower net investment spread results reflecting the impacts from this reinsurance transaction, partially offset by higher income on non-coupon investments and higher reinvestment rates. These decreases were partially offset by higher underwriting results driven by less unfavorable mortality experience, net of reinsurance.

Revenues, Benefits and Expenses

Revenues increased $53 million, primarily driven by higher net investment income reflecting higher income on non-coupon investments and higher reinvestment rates. The increase was partially offset by realized investment losses, reflecting the ceding of net investment income, resulting from the recently closed reinsurance transaction, as discussed above.

Benefits and expenses increased $72 million, primarily driven by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, and higher general and administrative expenses reflecting costs associated with the recently closed reinsurance transaction, as discussed above. The increases were partially offset by lower policyholder benefits, reflecting less unfavorable mortality experience, net of reinsurance.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$30	$86	$116	$27	$82	$109
Term Life	4	27	31	5	18	23
Universal Life	1	19	20	1	16	17
Total	$35	$132	$167	$33	$116	$149

Total annualized new business premiums for the first quarter of 2024 increased $18 million, primarily reflecting higher third-party term life sales as well as higher variable life sales across all channels.

International Businesses

Business Update

•In March 2024, the Company entered into a definitive agreement with Grupo ST S.A. to sell Prudential of Argentina (“POA”). The results of POA for the first quarter of 2024 and the impact of its anticipated sale are reflected in the Divested and Run-off Businesses that are included within our Corporate and Other operations. The transaction, which is not expected to have a material impact on the Company’s results, is expected to close in the second quarter of 2024, subject to customary closing conditions.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 129 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating results:
Revenues:
Life Planner	$2,550	$2,624
Gibraltar Life and Other	2,163	2,391
Total revenues	4,713	5,015
Benefits and expenses:
Life Planner	2,005	2,102
Gibraltar Life and Other	1,812	2,073
Total benefits and expenses	3,817	4,175
Adjusted operating income:
Life Planner	545	522
Gibraltar Life and Other	351	318
Total adjusted operating income	896	840
Realized investment gains (losses), net, and related charges and adjustments(1)	218	435
Change in value of market risk benefits, net of related hedging gains (losses)	3	(4)
Market experience updates	23	(47)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(36)	(16)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,104	$1,208
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $23 million, including a net unfavorable impact of $15 million from currency fluctuations. Excluding this item, adjusted operating income from our Life Planner operations increased $38 million, primarily reflecting higher net investment spread results driven by higher reinvestment rates and higher income on non-coupon investments. This increase was partially offset by lower underwriting results, primarily due to the decline in business in force in Japan, partially offset by the growth of business in force in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations increased $33 million, including a net favorable impact of $5 million from currency fluctuations. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations increased $28 million, primarily reflecting higher earnings from joint ventures and other operating entities, and higher net investment spread results, driven by higher income on non-coupon investments, partially offset by unfavorable derivative settlements. The increase also reflects lower operating expenses. These increases were partially offset by lower underwriting results, primarily driven by the decline of business in force in Japan.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations decreased $74 million, including a net unfavorable impact of $107 million from currency fluctuations. Excluding this item, revenues increased $33 million, primarily reflecting higher net investment income driven by higher reinvestment rates and higher income on non-coupon investments, and higher policy charges and fee income reflecting the product mix shift to variable and investment products in Japan. This increase was partially offset by lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil.

Benefits and expenses of our Life Planner operations decreased $97 million, including a net favorable impact of $92 million from currency fluctuations. Excluding this item, benefits and expenses decreased $5 million, primarily reflecting lower policyholder benefits, including changes in reserves, due to the decline of business in force, as discussed above, partially offset by higher interest credited on policyholders’ account balances, reflecting the product mix shift to investment products in Japan, as described above.

Revenues from our Gibraltar Life and Other operations decreased $228 million, including a net unfavorable impact of $94 million from currency fluctuations. Excluding this item, revenues decreased $134 million, primarily reflecting lower premiums attributable to ceded reinsurance, which is mostly offset in policyholders’ benefits below, and to the decline of business in force, as well as higher realized investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income, driven by higher income on non-coupon investments, higher earnings from joint ventures and other operating entities, and higher policy charges and fee income reflecting the product mix shift to investment products in Japan.

Benefits and expenses of our Gibraltar Life and Other operations decreased $261 million, including a net favorable impact of $99 million from currency fluctuations. Excluding this item, benefits and expenses decreased $162 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to ceded reinsurance and the decline of business in force, as discussed above, and lower general and administrative expenses. These decreases were partially offset by higher interest credited on policyholders’ account balances, reflecting the product mix shift to investment products in Japan.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis(1):
Life Planner	$293	$277
Gibraltar Life and Other	224	231
Total	$517	$508
On a constant exchange rate basis:
Life Planner	$291	$265
Gibraltar Life and Other	229	232
Total	$520	$497
__________
(1)Prior period amounts have been updated to reflect the correction of errors for both Life Planner and Gibraltar Life and Other.

The amount of annualized new business premiums and the sales mix, in terms of types and currency denomination of products, for any given period can be significantly impacted by several factors, including but not limited to: the addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in premium rates, changes in interest rates or fluctuations in currency markets, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in an increase in sales of products denominated in USD relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$139	$20	$81	$51	$291	$127	$19	$75	$44	$265
Gibraltar Life and Other:
Life Consultants	29	5	9	65	108	35	5	7	81	128
Banks	5	0	0	54	59	11	0	1	43	55
Independent Agency	10	2	17	33	62	16	12	20	1	49
Subtotal	44	7	26	152	229	62	17	28	125	232
Total	$183	$27	$107	$203	$520	$189	$36	$103	$169	$497
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and annuity products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $26 million, primarily driven by higher life product sales in Brazil, as well as higher investment contract sales, and higher retirement product sales, in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $3 million. Life Consultant sales decreased $20 million, reflecting lower USD-denominated single premium investment contract sales and lower USD-denominated recurring premium life product sales. Independent Agency and Bank channel sales increased $13 million and $4 million, respectively, reflecting higher USD-denominated single premium investment contract sales, partially offset by lower USD-denominated life product sales. Independent Agency also reflects lower accident and health product sales.

Corporate and Other

Business Updates

•In March 2024, the Company committed to a plan to exit the operations of AIQ; therefore, beginning with the first quarter of 2024, AIQ is classified as a divested business within our Corporate and Other operations. AIQ’s results are now excluded from adjusted operating income and historical results have been updated to conform to current period presentation.

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

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating results:
Investment income	$55	$61
Interest expense on debt	(205)	(212)
Pension and employee benefits	94	91
Other corporate activities(1)	(379)	(411)
Adjusted operating income(1)	(435)	(471)
Realized investment gains (losses), net, and related charges and adjustments	77	(51)
Market experience updates	0	(3)
Divested and Run-off Businesses(1)	(35)	92
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(3)	(3)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(396)	$(436)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $36 million, primarily driven by lower net charges from other corporate activities of $32 million, reflecting lower expenses, including a decrease in costs related to technology and other corporate initiatives, partially offset by higher costs for long-term compensation plans.

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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Long-Term Care	$134	$95
Other(1)	(169)	(3)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(35)	$92
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included herein. Prior period amounts have been updated to conform to current period presentation.

Long-Term Care

Results increased $39 million compared to the prior year period primarily reflecting favorable impacts from changes in the market value of equity securities and higher underwriting results driven by net favorable policyholder experience, partially offset by more unfavorable impacts from changes in the market value of derivatives used for duration management and lower income on non-coupon investments.

Other Divested and Run-Off Businesses

Results decreased $166 million compared to the prior year period primarily reflecting impairments and charges related to management’s decision to exit Assurance IQ and its subsequent classification as a divested business in the current period.

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

As of March 31, 2024, the excess of actual cumulative earnings over the expected cumulative earnings was $2,807 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of March 31, 2024, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,399 million at March 31, 2024, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
U.S. GAAP results:
Revenues	$962	$971
Benefits and expenses	965	975
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(3)	$(4)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $1 million. Net investment activity results decreased, primarily reflecting higher realized investment losses driven by unfavorable changes in the market value of derivatives. This decrease was partially offset by higher other income driven by favorable changes in the market value of equity securities, and higher net investment income reflecting higher income on non-coupon investments. Net insurance activity results decreased driven by an unfavorable comparative change in claims experience. As a result of these and other factors, a $66 million reduction in the policyholder dividend obligation was recorded in the first three months of 2024, compared to a $25 million reduction in the first three months of 2023.

Revenues, Benefits and Expenses

Revenues decreased $9 million primarily driven by an increase in realized investment losses, partially offset by increases in other income and net investment income, as discussed above.

Benefits and expenses decreased $10 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

A portion of our general account investments support customer liabilities reinsured under coinsurance with funds withheld and modified coinsurance arrangements. With these reinsurance arrangements, we retain legal ownership of the assets (collectively, the “Funds Withheld”) which remain on our Unaudited Interim Consolidated Statements of Financial Position, while the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. The composition of the Funds Withheld assets is subject to investment guidelines specific to the reinsurance treaties, which may differ from the investment guidelines we set for our General Account, excluding Funds Withheld. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements.

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld as of the dates indicated:

	March 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,618	58.3%	$20,184	$7,922	$242,724
Private, available-for-sale, at fair value	62,584	17.0	9,891	2,608	75,083
Fixed maturities, trading, at fair value	4,380	1.2	849	4,577	9,806
Assets supporting experience-rated contractholder liabilities, at fair value	3,359	0.9	0	0	3,359
Equity securities, at fair value	4,838	1.3	1,818	5	6,661
Commercial mortgage and other loans, at book value, net of allowance	50,870	13.8	7,681	73	58,624
Policy loans, at outstanding balance	6,466	1.8	3,441	0	9,907
Other invested assets, net of allowance(1)	16,168	4.3	4,432	1,093	21,693
Short-term investments, net of allowance	5,092	1.4	743	106	5,941
Total general account investments	368,375	100.0%	49,039	16,384	433,798
Invested assets of other entities and operations(2)	4,451		0	0	4,451
Total investments	$372,826		$49,039	$16,384	$438,249

	December 31, 2023
	PFI Excluding Closed Block Division and Funds Withheld(3)		Closed Block Division	Funds Withheld(3)	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$217,469	58.9%	$20,483	$3,270	$241,222
Private, available-for-sale, at fair value	61,861	16.7	10,003	2,678	74,542
Fixed maturities, trading, at fair value	4,954	1.3	887	2,944	8,785
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	0.9	0	0	3,168
Equity securities, at fair value	5,664	1.5	1,970	0	7,634
Commercial mortgage and other loans, at book value, net of allowance	50,994	13.8	7,769	23	58,786
Policy loans, at outstanding balance	6,568	1.8	3,479	0	10,047
Other invested assets, net of allowance(1)	13,934	3.8	4,513	1,007	19,454
Short-term investments, net of allowance	4,709	1.3	232	51	4,992
Total general account investments	369,321	100.0%	49,336	9,973	428,630
Invested assets of other entities and operations(2)	6,103		0	0	6,103
Total investments	$375,424		$49,336	$9,973	$434,733
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
(3)Prior period amounts have been restated to conform to current period presentation.

The decrease in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first three months of 2024 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S interest rates, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2024 and December 31, 2023, 44% of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2024	December 31, 2023
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$108,625	$113,737
Private, available-for-sale, at fair value	20,959	20,891
Fixed maturities, trading, at fair value	586	669
Assets supporting experience-rated contractholder liabilities, at fair value	3,359	3,168
Equity securities, at fair value	1,618	1,614
Commercial mortgage and other loans, at book value, net of allowance	17,102	17,980
Policy loans, at outstanding balance	2,644	2,670
Other invested assets(1)	5,861	5,617
Short-term investments, net of allowance	286	421
Total Japanese general account investments	$161,040	$166,767
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2024 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S. interest rates, partially offset by net business inflows and the reinvestment of net investment income.

As of March 31, 2024, our Japanese insurance operations had $85.9 billion, at carrying value, of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third-party derivative contracts and $77.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2023, our Japanese insurance operations had $86.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $77.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $0.6 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2023 was primarily attributable to an increase in U.S. interest rates, partially offset by the reinvestment of net investment income.

Our Japanese insurance operations had $3.5 billion and $4.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2024 and December 31, 2023, respectively. The $0.7 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2023 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Investment Results

The following tables set forth the investment results of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest-related items, such as settlements of duration management swaps which are included in “Realized investment gains (losses), net.”

	Three Months Ended March 31, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.13%	$2,017	3.01%	$1,051	4.12%	$3,068	$370	$217	$3,655
Assets supporting experience-rated contractholder liabilities	0.00	0	1.24	10	1.24	10	0	0	10
Equity securities	2.85	25	1.14	5	2.32	30	7	0	37
Commercial mortgage and other loans	4.36	363	3.76	164	4.16	527	81	2	610
Policy loans	4.93	47	3.79	25	4.47	72	50	0	122
Short-term investments and cash equivalents	7.08	224	6.14	25	7.00	249	23	4	276
Gross investment income	5.06	2,676	3.10	1,280	4.20	3,956	531	223	4,710
Investment expenses	(0.19)	(182)	(0.12)	(80)	(0.16)	(262)	(76)	(1)	(339)
Investment income after investment expenses	4.87%	2,494	2.98%	1,200	4.04%	3,694	455	222	4,371
Other invested assets(3)		167		134		301	59	64	424
Investment results of other entities and operations(4)		(31)		0		(31)	0	0	(31)
Total net investment income		$2,630		$1,334		$3,964	$514	$286	$4,764

	Three Months Ended March 31, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.92%	$2,009	2.79%	$983	3.93%	$2,992	$360	$0	$3,352
Assets supporting experience-rated contractholder liabilities	0.00	0	1.33	10	1.33	10	0	0	10
Equity securities	2.59	20	1.31	6	2.12	26	14	0	40
Commercial mortgage and other loans	3.95	302	3.60	161	3.82	463	78	0	541
Policy loans	4.95	47	3.86	25	4.50	72	52	0	124
Short-term investments and cash equivalents	6.13	194	3.61	18	5.90	212	15	0	227
Gross investment income	4.81	2,572	2.86	1,203	3.95	3,775	519	0	4,294
Investment expenses	(0.12)	(126)	(0.13)	(83)	(0.13)	(209)	(61)	0	(270)
Investment income after investment expenses	4.69%	2,446	2.73%	1,120	3.82%	3,566	458	0	4,024
Other invested assets(3)		134		55		189	23	9	221
Investment results of other entities and operations(4)		75		0		75	0	0	75
Total net investment income		$2,655		$1,175		$3,830	$481	$9	$4,320
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
(2)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading, which are included in other invested assets.
(3)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield was 4.03% and 3.84% for the three months ended March 31, 2024 and 2023, respectively.
(6)Prior period amounts have been restated to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on an increase in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $66.7 billion and $60.1 billion for the three months ended March 31, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $3.7 billion and $4.9 billion for the three months ended March 31, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type as well as “Related charges and adjustments” for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$2	$(149)
Write-downs on fixed maturities(1)	(5)	(3)
Net gains (losses) on sales and maturities	182	107
Fixed maturity securities(2)	179	(45)
(Addition to) release of allowance for credit losses on loans	(42)	(16)
Write-offs on mortgage loans	0	0
Net gains (losses) on sales and maturities	0	1
Commercial mortgage and other loans	(42)	(15)
Derivatives	(413)	284
OTTI losses on other invested assets recognized in earnings	(3)	(17)
(Addition to) release of allowance for credit losses on other invested assets	(2)	(1)
Other net gains (losses)	40	41
Other	35	23
Subtotal	(241)	247
Investment results of other entities and operations(3)	(7)	(13)
Total — PFI excluding Closed Block Division and Funds Withheld(4)	(248)	234
Related charges and adjustments	162	135
Realized investment gains (losses), net, and related charges and adjustments(4)	$(86)	$369
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(14)	$18
Write-downs on fixed maturities(1)	0	(6)
Net gains (losses) on sales and maturities	(88)	(122)
Fixed maturity securities(2)	(102)	(110)
(Addition to) release of allowance for credit losses on loans	(11)	(2)
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	(11)	(2)
Derivatives	(12)	94
(Addition to) release of allowance for credit losses on other invested assets	0	0
Other net gains (losses)	0	1
Other	0	1
Subtotal — Closed Block Division	$(125)	$(17)
Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$0	$0
Write-downs on fixed maturities(1)	0	0
Net gains (losses) on sales and maturities	(58)	0

Fixed maturity securities(2)	(58)	0
(Addition to) release of allowance for credit losses on loans	0	0
Write-offs on mortgage loans	0	0
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	0	0
Derivatives	203	0
(Addition to) release of allowance for credit losses on other invested assets	0	0
Other net gains (losses)	(80)	0
Other	(80)	0
Subtotal — Funds Withheld	65	0
Related charges and adjustments	(76)	0
Realized investment gains (losses), net, and related charges and adjustments(4)	$(11)	$0
Consolidated PFI realized investment gains (losses), net	$(308)	$217
_________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.
(4)Prior period amounts have been restated to conform to current period presentation.

The following analysis reflects realized gains (losses) attributable to PFI excluding Closed Block Division and Funds Withheld.

Net gains on sales and maturities of fixed maturity securities were $182 million for the first quarter of 2024 primarily driven by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that were sold within our International Businesses. Net gains on sales and maturities of fixed maturity securities were $107 million for the first quarter of 2023 primarily driven by the impact of foreign currency exchange rate movements on non-U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales of fixed maturity securities driven by rotation sales of public securities into private securities and mortgage loans.

Net realized losses on derivative instruments of $413 million for the first quarter of 2024 primarily included:

•$568 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$78 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, Australian dollar and British pound; and
•$46 million of gains on credit default swaps due to spreads tightening.

Net realized gains on derivative instruments of $284 million, for the first quarter of 2023 primarily included:

•$470 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates.

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

Included in the table above are “Related charges and adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Divested and Run-off Businesses.” Related adjustments also include the portions of “Other income (loss),” “Net investment income,” and “Policyholders’ benefits” that are excluded from adjusted operating income and (3) charges related to “Realized investment gains (losses), net,” which are excluded from adjusted operating income.

These adjustments are made to arrive at “Realized investment gains (losses), net, and related charges and adjustments,” which is excluded from adjusted operating income. See Note 19 to the Unaudited Interim Consolidated Financial Statements for additional information regarding adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities.” The results include changes in the fair value of equity securities and fixed income securities that are designated as trading, settlements and changes in the value of derivatives, the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, as well as changes in certain policyholder reserves and other costs.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

General Account Investments of PFI excluding Closed Block Division and Funds Withheld

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division and the Funds Withheld portfolios. We believe the details of the composition of our investment portfolio excluding the Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies where the economics inure to those participating policies and not to shareholders of the Company’s common stock and (2) the Funds Withheld assets support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld ultimately inure to the reinsurer. See Notes 12 and 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block, respectively.

In the following sections, prior period amounts have been restated to conform to the current period presentation to exclude investments related to the Funds Withheld portfolios.

Fixed Maturity Securities

In the following sections, we provide details about our fixed maturity securities portfolio, which excludes fixed maturity securities classified as assets supporting experience-rated contractholder liabilities and classified as trading.

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2024					December 31, 2023
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$39,946	$438	$3,455	$9	$36,920	$39,542	$485	$3,255	$10	$36,762
Consumer non-cyclical	32,608	568	3,311	11	29,854	32,392	697	2,998	11	30,080
Utility	27,440	514	2,772	4	25,178	27,548	635	2,610	3	25,570
Capital goods	18,098	323	1,499	1	16,921	17,357	412	1,284	0	16,485
Consumer cyclical	11,079	244	673	17	10,633	10,739	287	574	5	10,447
Foreign agencies	2,409	61	203	0	2,267	2,795	80	210	0	2,665
Energy	11,737	249	816	3	11,167	11,157	270	730	0	10,697
Communications	6,897	232	569	68	6,492	6,648	272	541	60	6,319
Basic industry	6,840	148	567	1	6,420	6,678	174	498	3	6,351
Transportation	10,893	237	913	0	10,217	10,858	326	785	0	10,399
Technology	5,167	79	405	0	4,841	4,935	101	333	0	4,703
Industrial other	4,762	36	759	5	4,034	5,018	49	726	6	4,335
Total corporate securities	177,876	3,129	15,942	119	164,944	175,667	3,788	14,544	98	164,813
Foreign government(2)	66,143	3,222	5,549	30	63,786	71,130	3,878	5,169	54	69,785
Residential mortgage-backed(3)	2,458	17	210	0	2,265	2,305	22	190	0	2,137
Asset-backed	12,415	217	56	0	12,576	9,799	190	79	0	9,910
Commercial mortgage-backed	6,076	22	410	0	5,688	6,159	23	434	0	5,748
U.S. Government	23,905	723	3,986	0	20,642	21,434	1,072	3,402	0	19,104
State & Municipal	7,593	204	496	0	7,301	8,018	244	429	0	7,833
Total fixed maturities, available-for-sale	$296,466	$7,534	$26,649	$149	$277,202	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both March 31, 2024 and December 31, 2023, based on amortized cost, 88% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% and 5% of the balance, respectively.
(3)As of both March 31, 2024 and December 31, 2023, based on amortized cost, 100% were rated A or higher.

The increase in net unrealized losses from December 31, 2023 to March 31, 2024 was primarily due to an increase in U.S. interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	March 31, 2024					December 31, 2023
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$197,587	$5,564	$18,707	$0	$184,444	$199,226	$6,923	$17,232	$1	$188,916
2	80,972	1,623	6,990	0	75,605	77,919	1,900	6,190	0	73,629
Subtotal High or Highest Quality Securities(4)	278,559	7,187	25,697	0	260,049	277,145	8,823	23,422	1	262,545
3	10,821	215	605	5	10,426	10,346	261	484	5	10,118
4	4,759	77	186	31	4,619	4,877	78	188	55	4,712
5	2,041	38	138	36	1,905	1,762	34	132	10	1,654
6	286	17	23	77	203	382	21	21	81	301
Subtotal Other Securities(5) (6)	17,907	347	952	149	17,153	17,367	394	825	151	16,785
Total fixed maturities, available-for-sale	$296,466	$7,534	$26,649	$149	$277,202	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of March 31, 2024 and December 31, 2023, 781 securities with amortized cost of $7,391 million (fair value, $7,388 million) and 639 securities with amortized cost of $7,242 million (fair value, $7,227 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2024, includes gross unrealized losses of $480 million on public fixed maturities and $472 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2023, includes gross unrealized losses of $416 million on public fixed maturities and $409 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2024, includes $221,678 million of public fixed maturities and $56,881 million of private fixed maturities and, as of December 31, 2023, includes $221,463 million of public fixed maturities and $55,682 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2024, includes $7,926 million of public fixed maturities and $9,981 million of private fixed maturities and, as of December 31, 2023, includes $7,684 million of public fixed maturities and $9,683 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2024, securities considered below investment grade based on low issue composite ratings total $14,753 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	March 31, 2024				December 31, 2023
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,502	$6,604	$4,630	$4,404	$5,449	$5,523	$4,683	$4,432
AA	4,502	4,510	1,445	1,283	3,327	3,314	1,475	1,315
A	1,154	1,156	1	1	814	816	1	1
BBB	130	133	0	0	68	70	0	0
BB and below	127	173	0	0	141	187	0	0
Total(4)	$12,415	$12,576	$6,076	$5,688	$9,799	$9,910	$6,159	$5,748
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both March 31, 2024 and December 31, 2023, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,277	$5,387	$4,744	$4,828
AA	3,790	3,803	2,968	2,967
A	14	13	14	13
BBB	15	15	15	14
BB and below	11	11	11	11
Total(2)(3)	$9,107	$9,229	$7,752	$7,833
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both March 31, 2024 and December 31, 2023.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
Commercial mortgage and agricultural property loans	$50,739	$50,786
Uncollateralized loans	394	425
Residential property loans	26	30
Other collateralized loans	125	125
Total recorded investment gross of allowance(1)	51,284	51,366
Allowance for credit losses	(414)	(372)
Total commercial mortgage and other loans, net	$50,870	$50,994
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both March 31, 2024 and December 31, 2023.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,373	36.3%	$18,515	36.5%
South Atlantic	7,512	14.8	7,340	14.4
Middle Atlantic	5,545	10.9	5,681	11.2
East North Central	2,691	5.3	2,668	5.3
West South Central	5,443	10.8	5,762	11.2
Mountain	2,605	5.1	2,516	5.0
New England	1,240	2.4	1,248	2.5
West North Central	507	1.0	503	1.0
East South Central	1,222	2.4	1,229	2.4
Subtotal-U.S.	45,138	89.0	45,462	89.5
Europe	3,397	6.7	3,498	6.9
Asia	720	1.4	773	1.5
Other	1,484	2.9	1,053	2.1
Total commercial mortgage and agricultural property loans	$50,739	100.0%	$50,786	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$13,686	27.0%	$13,731	27.1%
Retail	4,307	8.5	4,323	8.5
Office	6,931	13.7	7,059	13.9
Apartments/Multi-Family	14,151	27.9	14,296	28.1
Agricultural properties	6,153	12.1	6,051	11.9
Hospitality	1,792	3.5	1,805	3.6
Other	3,719	7.3	3,521	6.9
Total commercial mortgage and agricultural property loans	$50,739	100.0%	$50,786	100.0%

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

As of March 31, 2024, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.45 times and a weighted-average loan-to-value ratio of 58%. As of March 31, 2024, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2024, the weighted-average debt service coverage ratio was 1.50 times, and the weighted-average loan-to-value ratio was 67%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.7 billion and $1.5 billion of such loans as of March 31, 2024 and December 31, 2023, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both March 31, 2024 and December 31, 2023, there was $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2024
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,831	$559	$131	$26,521
60%-69.99%	14,324	442	82	14,848
70%-79.99%	4,654	433	807	5,894
80% or greater	2,020	984	472	3,476
Total commercial mortgage and agricultural property loans	$46,829	$2,418	$1,492	$50,739

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	March 31, 2024
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2024	$1,222	2.4%
2023	5,567	11.1
2022	4,590	9.0
2021	7,280	14.3
2020	3,538	7.0
2019	6,247	12.3
2018	5,740	11.3
2017 & Prior	16,489	32.5
Revolving Loans	66	0.1
Total commercial mortgage and agricultural property loans	$50,739	100.0%

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

For commercial mortgage and agricultural property loans, the allowance is calculated using an internally developed CECL model.

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
Allowance, beginning of year	$372	$172
Addition to (release of) allowance for credit losses	42	227
Write-downs charged against the allowance	0	(29)
Other	0	2
Allowance, end of period	$414	$372

The allowance for credit losses as of March 31, 2024 increased compared to December 31, 2023 primarily related to increases in loan-specific reserves within the office sector.

Equity Securities

The equity securities portfolio consists principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$998	$826	$9	$1,815	$932	$697	$11	$1,618
Other Common Stocks	2,002	1,015	63	2,954	3,056	971	43	3,984
Non-redeemable Preferred Stocks	47	42	20	69	39	42	19	62
Total equity securities, at fair value	$3,047	$1,883	$92	$4,838	$4,027	$1,710	$73	$5,664

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $295 million and $183 million during the three months ended March 31, 2024 and 2023, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$6,923	$6,821
Hedge funds	2,453	2,440
Real estate-related	1,764	1,621
Subtotal equity method	11,140	10,882
Fair value:
Private equity	1,200	785
Hedge funds	1,311	1,050
Real estate-related	399	147
Subtotal fair value	2,910	1,982
Total LPs/LLCs	14,050	12,864
Real estate held through direct ownership(1)(2)	1,443	591
Derivative instruments	(83)	(260)
Other(3)	758	739
Total other invested assets	$16,168	$13,934
__________
(1)March 31, 2024 balance includes approximately $870 million that was transferred from PGIM into the general account in the first quarter of 2024.
(2)As of March 31, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $153 million and $158 million, respectively.
(3)Primarily includes equity investments accounted for under the measurement alternative, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our investment management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our Unaudited Interim Consolidated Statements of Financial Position are not included.

	March 31, 2024	December 31, 2023
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$527	$557
Private, available-for-sale, at fair value	176	0
Fixed maturities, trading, at fair value(1)	482	1,005
Equity securities, at fair value	563	608
Commercial mortgage and other loans, at book value(2)	157	519
Other invested assets(3)	2,534	3,401
Short-term investments	12	13
Total investments	$4,451	$6,103
__________
(1)As of March 31, 2024 and December 31, 2023, balances include investments in CLOs with fair value of $296 million and $298 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.
(3)December 31, 2023 balance includes approximately $870 million that was transferred from PGIM into the general account in the first quarter of 2024.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division and Funds Withheld portfolios. We believe the amounts excluding the Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only and (2) the Funds Withheld portfolios support obligations and liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld assets pass to the reinsurers. See Notes 12 and 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block, respectively.

	As of March 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$277,906	$6,608	$30,075	$953	$10,529	$29
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	870	0	0	0	0	0
Equity securities	2,489	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,359	0	0	0	0	0
Market risk benefit assets	2,225	2,225	0	0	0	0
Fixed maturities, trading	4,862	601	849	18	4,577	711
Equity securities	5,401	440	1,818	61	5	5
Commercial mortgage and other loans	157	0	0	0	0	0
Other invested assets(3)	2,217	865	0	0	28	0
Short-term investments	4,045	22	476	10	106	0
Cash equivalents	7,566	0	785	0	344	0
Reinsurance recoverables and deposit receivables	(79)	0	0	0	303	303
Other assets	19	19	0	0	0	0
Separate account assets	173,511	338	0	0	0	0
Total assets	$481,189	$11,118	$34,003	$1,042	$15,892	$1,048
Market risk benefit liabilities	$4,624	$4,624	$0	$0	$0	$0
Policyholders’ account balances	9,864	9,864	0	0	0	0
Reinsurance and funds withheld payables	(24)	0	0	0	97	0
Other liabilities(3)	4,485	1	0	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	405	405	0	0	0	0
Total liabilities	$19,354	$14,894	$0	$0	$97	$0

	As of December 31, 2023
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$279,887	$5,241	$30,486	$868	$5,948	$9
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	889	0	0	0	0	0
Equity securities	2,279	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,168	0	0	0	0	0
Market risk benefit assets	1,981	1,981	0	0	0	0
Fixed maturities, trading	5,959	409	887	20	2,944	0
Equity securities	6,112	451	1,891	61	0	0
Commercial mortgage and other loans	519	0	0	0	0	0
Other invested assets(3)	1,949	846	0	0	0	0
Short-term investments	3,714	19	135	10	51	0
Cash equivalents	8,930	4	966	0	406	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	224	224
Other assets	11	11	0	0	0	0
Separate account assets	171,812	1,094	0	0	0	0
Total assets	$483,967	$10,056	$34,365	$959	$9,573	$233
Market risk benefit liabilities	$5,467	$5,467	$0	$0	$0	$0
Policyholders’ account balances	7,752	7,752	0	0	0	0
Reinsurance and funds withheld payables	(24)	0	0	0	514	0
Other liabilities(3)	4,174	1	1	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	778	778	0	0	0	0
Total liabilities	$18,147	$13,998	$1	$0	$514	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.3%, 3.1%, and 6.6%, respectively, as of March 31, 2024, and 2.1%, 2.8%, and 2.4%, respectively, as of December 31, 2023.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $2 billion of public fixed maturities as of March 31, 2024, with values primarily based on indicative broker quotes, and approximately $6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information regarding the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information regarding these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

From the beginning of 2024 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In March, we issued $1 billion of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $1 billion of junior subordinated notes due in 2045.

•In March, we redeemed $500 million of 5.200% junior subordinated notes due in 2044.

•In March, we closed our reinsurance transaction with Somerset Re for a portion of the guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These reinsured policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business. As a result of the transaction, our financing of Guideline AXXX reserves in the form of Credit-Linked Notes Structures has been reduced by $5,040 million from December 31, 2023. See “—Term and Universal Life Reserve Financing” below for additional information.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2024, the Company had $48.3 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2024	December 31, 2023
	(in millions)
Equity(1)	$34,870	$34,324
Junior subordinated debt (including hybrid securities)	8,582	8,094
Other capital debt	4,867	4,869
Total capital	$48,319	$47,287
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

PICA’s RBC ratio as of December 31, 2023, its most recent statutory fiscal year-end and RBC reporting date, was 435%. PICA’s RBC ratio is calculated on a consolidated basis and included Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2023, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	787%
Gibraltar Life consolidated(2)	948%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024. In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including compliance with applicable laws and any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2024.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2024	$1.30	$476	2.3	$250

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

As of March 31, 2024, Prudential Financial had highly liquid assets with a carrying value totaling $4,701 million, an increase of $131 million from December 31, 2023. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,248 million as of March 31, 2024, an increase of $153 million from December 31, 2023.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$4,095	$4,535
Dividends and/or returns of capital from subsidiaries(1)	326	21
Affiliated (borrowings)/loans - (capital activities)(2)	702	399
Capital contributions to subsidiaries(3)	(46)	(142)
Total Business Capital Activity	982	278
Share repurchases(4)	(242)	(251)
Common Stock dividends(5)	(483)	(473)
Business dispositions	0	0
Total Share Repurchases, Dividends and Business Disposition Activity	(725)	(724)
Proceeds from the issuance of debt	990	495
Repayments of debt	(504)	(4)
Total Debt Activity	486	491
Net interest expense	(278)	(269)
Affiliated (borrowings)/loans - (operating activities)(6)	(354)	73
Other, net(7)	42	170
Total Other Activity	(590)	(26)
Net increase/(decrease) in highly liquid assets	153	19
Highly Liquid Assets, end of period	$4,248	$4,554
__________
(1)2024 includes $250 million from PICA, $60 million from international insurance subsidiaries, and $16 million from PGIM subsidiaries. 2023 includes $15 million from PGIM subsidiaries and $6 million from other subsidiaries.
(2)2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries. 2023 includes $399 million from international insurance subsidiaries.
(3)2024 includes capital contributions of $39 million to international insurance subsidiaries and $7 million to other subsidiaries. 2023 includes capital contributions of $44 million to international insurance subsidiaries and $98 million to other subsidiaries.
(4)Excludes cash payments made on trades that settled in the subsequent period.
(5)Includes cash payments made on dividends declared in prior periods.
(6)Represent loans to and from subsidiaries to support business operating needs.
(7)2024 primarily includes $89 million of proceeds from stock-based compensation and exercise of stock options, $10 million for net income tax receipts and $(57) million from internal affiliated settlements. 2023 primarily includes $45 million of income on investments, $43 million of proceeds from stock-based compensation and exercise of stock options, $25 million from internal affiliated settlements and $16 million for net income tax receipts.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2024, Prudential Financial received dividends of $250 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first three months of 2024, Prudential Financial received dividends of $60 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2024, Prudential Financial received dividends and returns of capital of $16 million from PGIM subsidiaries.

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

See Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2024
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$5.9	$1.7	$3.0	$10.6	$10.8
Fixed maturity investments(2):
High or highest quality	116.0	27.3	28.6	171.9	163.6
Other than high or highest quality	7.7	2.6	2.6	12.9	12.6
Subtotal	123.7	29.9	31.2	184.8	176.2
Public equity securities, at fair value	0.7	1.8	0.6	3.1	4.1
Total	$130.3	$33.4	$34.8	$198.5	$191.1
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2024
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$0.7	$3.5	$2.1	$6.3	$6.7
Fixed maturity investments(3):
High or highest quality(4)	29.3	55.6	22.0	106.9	111.8
Other than high or highest quality	0.3	0.6	3.3	4.2	4.2
Subtotal	29.6	56.2	25.3	111.1	116.0
Public equity securities	2.9	1.2	0.1	4.2	3.9
Total	$33.2	$60.9	$27.5	$121.6	$126.6
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2024, $70.2 billion, or 66%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of March 31, 2024, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy were in a net post position of $13.3 billion compared to a net post position of $13.0 billion as of December 31, 2023. The change in collateral position was primarily driven by the impact of equity market appreciation, and increasing interest rates.

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

	Three Months Ended March 31,
Cash Settlements Received (Paid):	2024	2023
	(in millions)
Internal Hedges(1)	$137	$193
External Hedges(2)(5)	(86)	(108)
Total Cash Settlements	$51	$85

Assets (Liabilities):	March 31, 2024	December 31, 2023
	(in millions)
Internal Hedges(1)	$1,221	$875
External Hedges(3)	160	134
Total Assets (Liabilities)(4)	$1,381	$1,009
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $(4) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $(4) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes non-yen related assets (liabilities) of $(48) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of March 31, 2024 and $(74) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2023.
(4)As of March 31, 2024, approximately $449 million, $473 million, $212 million and $247 million of the net market values are scheduled to settle in 2024, 2025, 2026, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.
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

There have been no material changes to the liquidity position of our PGIM operations since December 31, 2023.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, a funding agreement facility with Farmer Mac, commercial paper programs and contingent financing facilities in the form of facility agreements. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	March 31, 2024			December 31, 2023
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,596	$1,967	$6,563	$3,803	$2,253	$6,056
Cash collateral for loaned securities	5,211	1,767	6,978	5,173	1,304	6,477
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$9,807	$3,734	$13,541	$8,976	$3,557	$12,533
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$9,276	$3,682	$12,958	$8,217	$3,457	$11,674
Weighted average maturity, in days(3)	5	2		8	4
__________
(1)The daily average outstanding balance for the three months ended March 31, 2024 was $9,352 million for PFI excluding the Closed Block division, and $3,815 million for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of March 31, 2024, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $96.5 billion, of which $13.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2024, we believe approximately $11.7 billion of the remaining eligible assets are readily lendable, including approximately $9.9 billion relating to PFI excluding the Closed Block division, of which $4 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $1.8 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2024, total short-term and long-term debt of the Company on a consolidated basis was $20 billion, an increase of $0.5 billion from December 31, 2023. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2024			December 31, 2023
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$480	$505	$25	$510	$535
Current portion of long-term debt	0	0	0	0	0	0
Other short-term debt	0	0	0	0	0	0
Subtotal	25	480	505	25	510	535
General obligation long-term debt:
Senior debt	10,111	0	10,111	10,112	0	10,112
Junior subordinated debt	8,541	41	8,582	8,050	44	8,094
Surplus notes(1)	0	347	347	0	346	346
Subtotal	18,652	388	19,040	18,162	390	18,552
Total general obligations	18,677	868	19,545	18,187	900	19,087
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	80	80	0	83	83
Long-term debt	0	328	328	0	330	330
Total limited and non-recourse borrowings	0	408	408	0	413	413
Total borrowings	$18,677	$1,276	$19,953	$18,187	$1,313	$19,500
__________
(1)Amounts are net of assets under set-off arrangements of $7,330 million and $12,370 million as of March 31, 2024 and December 31, 2023, respectively. Amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $153 million and $157 million as of March 31, 2024 and December 31, 2023, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Prudential Financial’s consolidated borrowings increased $0.5 billion from December 31, 2023. In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% junior subordinated notes due in March 2054. In March 2024, the Company redeemed, in full, $500 million in aggregate principal amount of 5.20% junior subordinated notes due in 2044.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $11,250 million, of which $8,780 million was outstanding, compared to December 31, 2023, where we had an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2024:

	Surplus Notes		Outstanding as of March 31, 2024
Credit-Linked Note Structures(1):	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2014-2021	2024-2036	$1,600	(2)	$1,750
XXX	2014-2016	2025-2034	1,750	(3)	1,750
XXX	2014-2017	2024-2037	2,330		2,400
XXX	2018	2038	1,000		1,600
AXXX	2020	2049	2,100		3,750
Total Credit-Linked Note Structures			$8,780		$11,250
__________
(1)Excludes credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(3)The $1,750 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of March 31, 2024, we also had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing $700 million of Regulation XXX and $1,900 million of Guideline AXXX non-economic reserves. In addition, as of March 31, 2024, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Off-Balance Sheet Arrangements

See additional information regarding off-balance sheet arrangements in Note 15 and other commitments in Note 21 to the Unaudited Interim Consolidated Financial Statements.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2023, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2024, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2024 through January 31, 2024	809,820	$103.96	801,625
February 1, 2024 through February 29, 2024	1,754,200	$107.27	781,434
March 1, 2024 through March 31, 2024	749,187	$112.62	740,139
Total	3,313,207		2,323,198	$750,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In December 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024.

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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

AIQ	Assurance IQ	POA	Prudential of Argentina
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Allstate	The Allstate Corporation	Inflation Reduction Act	The Inflation Reduction Act of 2022
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Moody's	Moody's Investors Service, Inc.
Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Deerpath	Deerpath Capital Management, LP	Prismic	Prismic Life Holding Company LP
Exchange Act	The Securities Exchange Act of 1934	Prismic Re	Prismic Life Reinsurance, Ltd
Farmer Mac	Federal Agricultural Mortgage Corporation	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Fortitude	Fortitude Group Holdings, LLC	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Great-West	Great-West Life & Annuity Insurance Company	U.S. GAAP	Generally accepted accounting principles in the United States of America
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Hartford Financial	Hartford Financial Services Group, Inc.

Acronyms

ACL	Allowance for Credit Losses	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AIR	Additional Insurance Reserves	MRBs	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CAMT	Corporate Alternative Minimum Tax	OTTI	Other-Than-Temporary Impairments
CECL	Current Expected Credit Loss	PALAC	Prudential Annuities Life Assurance Corporation
CLO	Collateralized Loan Obligations	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	POT	The Prudential Life Insurance Company of Taiwan Inc.
DPL	Deferred Profit Liability	PRIAC	Prudential Retirement Insurance and Annuity Company
DSI	Deferred Sales Inducements	RAF	Risk Appetite Framework
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	RBC	Risk-Based Capital
FANIP	Funding Agreement Notes Issuance Program	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FHLBNY	Federal Home Loan Bank of New York	SVO	Securities Valuation Office
FLIAC	Fortitude Life Insurance and Annuity Company	TBA	To-Be-Announced
FSA	Financial Services Agency (an agency of the Japanese government)	TDR	Troubled Debt Restructuring
GICs	Guaranteed Investment Contracts	U.S.	The United States of America
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMDB	Guaranteed Minimum Death Benefits	USD	U.S. Dollar
GMIB	Guaranteed Minimum Income Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
LPs/LLCs	Limited Partnerships and Limited Liability Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 2, 2024