Form 10-Q
period 2024-06-30
PRUDENTIAL FINANCIAL INC
filed 2024-08-02
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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

As of July 31, 2024, 357 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2024 and December 31, 2023 (in millions, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024-$169; 2023-$160) (amortized cost: 2024-$340,984; 2023-$334,598)(1)	$311,092	$316,321
Fixed maturities, trading, at fair value (amortized cost: 2024-$11,124; 2023-$10,624)(1)	10,250	9,790
Assets supporting experience-rated contractholder liabilities, at fair value	3,351	3,168
Equity securities, at fair value (cost: 2024-$4,592; 2023-$5,786)(1)	7,098	8,242
Commercial mortgage and other loans (net of $564 and $460 allowance for credit losses; includes $635 and $519 of loans measured at fair value under the fair value option at June 30, 2024 and December 31, 2023, respectively)(1)	60,243	59,305
Policy loans	9,739	10,047
Other invested assets (net of $1 and $1 allowance for credit losses; includes $6,728 and $6,074 of assets measured at fair value at June 30, 2024 and December 31, 2023, respectively)(1)	24,634	22,855
Short-term investments (net of allowance for credit losses: 2024-$0; 2023-$0)	6,241	5,005
Total investments	432,648	434,733
Cash and cash equivalents(1)	17,111	19,419
Accrued investment income(1)	3,434	3,287
Deferred policy acquisition costs	20,564	20,856
Value of business acquired	446	530
Market risk benefit assets	2,233	1,981
Reinsurance recoverables and deposit receivables (net of $11 and $12 allowance for credit losses; includes $555 and $149 of embedded derivatives at fair value at June 30, 2024 and December 31, 2023, respectively)(2)	27,746	27,311
Income tax assets	856	939
Other assets (net of $3 and $3 allowance for credit losses; includes $0 and $11 of assets at fair value at June 30, 2024 and December 31, 2023, respectively)(1)(2)	13,299	13,179
Separate account assets	196,859	198,888
TOTAL ASSETS	$715,196	$721,123
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$262,330	$273,281
Policyholders’ account balances	154,991	147,018
Market risk benefit liabilities	4,592	5,467
Policyholders’ dividends	746	1,475
Securities sold under agreements to repurchase	6,929	6,056
Cash collateral for loaned securities	7,050	6,477
Reinsurance and funds withheld payables (includes $22 and $490 of embedded derivatives at fair value at June 30, 2024 and December 31, 2023, respectively)(2)	15,604	15,729
Short-term debt	588	618
Long-term debt	19,353	18,882
Other liabilities (includes $14 and $15 allowance for credit losses and $4,468 and $4,175 of derivatives at fair value at June 30, 2024 and December 31, 2023, respectively)(1)	14,875	16,071
Notes issued by consolidated variable interest entities (includes $422 and $778 measured at fair value under the fair value option at June 30, 2024 and December 31, 2023, respectively)(1)	1,174	1,374
Separate account liabilities	196,859	198,888
Total liabilities	685,091	691,336
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	545	524
Total mezzanine equity	545	524
EQUITY
Preferred Stock $0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2024 and December 31, 2023)	6	6
Additional paid-in capital	25,802	25,746
Common Stock held in treasury, at cost (308,646,521 and 307,089,216 shares at June 30, 2024 and December 31, 2023, respectively)	(24,088)	(23,780)
Accumulated other comprehensive income (loss)(2)	(7,444)	(6,504)
Retained earnings	33,737	32,352
Total Prudential Financial, Inc. equity	28,013	27,820
Noncontrolling interests	1,547	1,443
Total equity	29,560	29,263
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$715,196	$721,123
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2024 and 2023 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $(14), $291, $(9) and $275 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)(1)	$7,820	$6,909	$23,357	$16,272
Policy charges and fee income	1,085	1,073	2,141	2,207
Net investment income	4,849	4,476	9,613	8,796
Asset management and service fees(1)	1,001	918	2,000	1,835
Other income (loss)	591	1,044	1,929	2,063
Realized investment gains (losses), net(1)	(166)	(938)	(474)	(721)
Change in value of market risk benefits, net of related hedging gains (losses)	(297)	16	(174)	91
Total revenues	14,883	13,498	38,392	30,543
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	8,864	7,661	25,458	17,965
Change in estimates of liability for future policy benefits(1)	(176)	255	(193)	280
Interest credited to policyholders’ account balances	1,102	1,149	2,385	2,130
Dividends to policyholders	176	303	466	622
Amortization of deferred policy acquisition costs	375	366	750	731
General and administrative expenses(1)	3,127	3,143	6,721	6,347
Total benefits and expenses	13,468	12,877	35,587	28,075
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,415	621	2,805	2,468
Total income tax expense (benefit)	264	123	553	505
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,151	498	2,252	1,963
Equity in earnings of joint ventures and other operating entities, net of taxes	20	(2)	70	10
NET INCOME (LOSS)	1,171	496	2,322	1,973
Less: Income (loss) attributable to noncontrolling interests	(27)	(15)	(14)	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,198	$511	$2,336	$1,973
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.30	$1.38	$6.43	$5.33
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.28	$1.38	$6.40	$5.31
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2024 and 2023 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$1,171	$496	$2,322	$1,973
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(353)	(371)	(847)	(358)
Net unrealized investment gains (losses)	(5,343)	(2,814)	(10,117)	5,565
Interest rate remeasurement of future policy benefits(1)	6,138	(196)	10,351	(8,901)
Gain (loss) from changes in non-performance risk on market risk benefits	56	(263)	(196)	(77)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	12	26	25	45
Total	510	(3,618)	(784)	(3,726)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	293	(793)	156	(883)
Other comprehensive income (loss), net of taxes	217	(2,825)	(940)	(2,843)
Comprehensive income (loss)	1,388	(2,329)	1,382	(870)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(27)	(16)	(14)	0
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,415	$(2,313)	$1,396	$(870)
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2024 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$1,443	$29,263
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							83	83
Distributions to noncontrolling interests							(3)	(3)
Consolidations (deconsolidations) of noncontrolling interests							125	125
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	13	1,151
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	13	(6)
Balance, March 31, 2024	6	25,741	33,014	(23,891)	(7,661)	27,209	1,661	28,870
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							6	6
Distributions to noncontrolling interests							(112)	(112)
Consolidations (deconsolidations) of noncontrolling interests							19	19
Stock-based compensation programs		61		55		116		116
Dividends declared on Common Stock			(475)			(475)		(475)
Comprehensive income:
Net income (loss)			1,198			1,198	(27)	1,171
Other comprehensive income (loss), net of tax					217	217	0	217
Total comprehensive income (loss)			1,198		217	1,415	(27)	1,388
Balance, June 30, 2024	$6	$25,802	$33,737	$(24,088)	$(7,444)	$28,013	$1,547	$29,560

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Six Months Ended June 30, 2023 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)			1,462		(19)	1,443	16	1,459
Balance, March 31, 2023	6	25,643	32,708	(23,147)	(3,825)	31,385	1,062	32,447
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							30	30
Distributions to noncontrolling interests							(19)	(19)
Consolidations (deconsolidations) of noncontrolling interests							(36)	(36)
Stock-based compensation programs		33		44		77		77
Dividends declared on Common Stock			(463)			(463)		(463)
Comprehensive income:
Net income (loss)			511			511	(15)	496
Other comprehensive income (loss), net of tax					(2,824)	(2,824)	(1)	(2,825)
Total comprehensive income (loss)			511		(2,824)	(2,313)	(16)	(2,329)
Balance, June 30, 2023	$6	$25,676	$32,756	$(23,355)	$(6,649)	$28,434	$1,021	$29,455
__________
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,322	$1,973
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	474	721
Change in value of market risk benefits, net of related hedging (gains) losses	174	(91)
Policy charges and fee income	(1,128)	(1,073)
Interest credited to policyholders’ account balances	2,385	2,130
Depreciation and amortization	371	46
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(494)	(422)
Change in:
Deferred policy acquisition costs	(514)	(385)
Future policy benefits and other insurance liabilities	3,651	2,738
Income taxes	16	(196)
Derivatives, net	574	(333)
Other, net(1)	(2,756)	(2,541)
Cash flows from (used in) operating activities	5,075	2,567
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	24,901	22,234
Fixed maturities, held-to-maturity	0	17
Fixed maturities, trading	1,898	344
Assets supporting experience-rated contractholder liabilities	744	1,256
Equity securities	3,092	1,192
Commercial mortgage and other loans	2,688	1,685
Policy loans	1,030	880
Other invested assets	808	532
Short-term investments	15,943	15,065
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(36,737)	(25,467)
Fixed maturities, trading	(3,033)	(583)
Assets supporting experience-rated contractholder liabilities	(840)	(1,283)
Equity securities	(1,779)	(1,524)
Commercial mortgage and other loans	(3,888)	(2,457)
Policy loans	(770)	(780)
Other invested assets	(1,902)	(1,044)
Short-term investments	(17,264)	(15,380)
Derivatives, net	(515)	(700)
Other, net	40	(130)
Cash flows from (used in) investing activities	(15,584)	(6,143)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	17,531	13,402
Policyholders’ account withdrawals	(9,489)	(8,791)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,445	(1,384)
Cash dividends paid on Common Stock	(955)	(933)
Net change in financing arrangements (maturities 90 days or less)	(496)	3
Common Stock acquired	(493)	(504)
Common Stock reissued for exercise of stock options	93	63
Proceeds from the issuance of debt (maturities longer than 90 days)	1,158	495
Repayments of debt (maturities longer than 90 days)	(750)	(1,604)
Proceeds from notes issued by consolidated VIEs	182	67
Repayments of notes issued by consolidated VIEs	(1)	(18)
Other, net(1)	320	318
Cash flows from (used in) financing activities	8,545	1,114
Effect of foreign exchange rate changes on cash balances	(368)	(143)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(2,332)	(2,605)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,463	17,299
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$17,131	$14,694

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (in millions)

	Six Months Ended June 30,
	2024	2023
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$212	$272
Novation of annuity contracts(2)	$0	$343
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$5,802	$1,506
Liabilities assumed	9,990	2,409
Net cash received	$4,188	$903
Somerset Re reinsurance transaction(3):
Reinsurance recoverables under modified coinsurance, net	$(578)	$0
Unwind of Deferred policy acquisition costs ceded	284	0
Deferred reinsurance gain	363	0
Net cash received	$69	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$17,111	$14,652
Restricted cash and restricted cash equivalents (included in “Other assets”)	20	42
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$17,131	$14,694
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

Out of Period Adjustments

In the second quarter of 2024, the Company recorded two unrelated out-of-period adjustments resulting in an aggregate net charge of $136 million to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” for the second quarter of 2024. These adjustments did not have an impact to adjusted operating income, which is the Company’s segment measure of performance.

The adjustments included i) an $86 million valuation-related pre-tax charge from an increase to the policyholder account balances of indexed variable annuity products; and ii) a $50 million pre-tax charge from an increase to the allowance for credit losses related to certain loan balances.

These adjustments impacted the previously issued interim financial statements for the first quarter of 2024 and had no impact to any other previously reported quarterly or annual financial statements. As such, these adjustments do not impact the results for the six months ended June 30, 2024, and will not impact the 2024 annual financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASUs issued but not yet adopted as of June 30, 2024

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
3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,887	$657	$5,005	$0	$21,539
Obligations of U.S. states and their political subdivisions	8,143	171	659	0	7,655
Foreign government bonds	63,152	2,037	7,510	0	57,679
U.S. public corporate securities	112,011	1,425	12,576	86	100,774
U.S. private corporate securities(1)	44,373	946	3,243	19	42,057
Foreign public corporate securities	22,612	299	1,584	23	21,304
Foreign private corporate securities	36,885	338	4,290	40	32,893
Asset-backed securities(2)	15,254	219	77	1	15,395
Commercial mortgage-backed securities	9,911	23	682	0	9,252
Residential mortgage-backed securities(3)	2,756	18	230	0	2,544
Total fixed maturities, available-for-sale(1)	$340,984	$6,133	$35,856	$169	$311,092
__________
(1)Excludes notes with amortized cost of $13,714 million (fair value, $13,714 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,126	$114	$12,469	$4,891	$16,595	$5,005
Obligations of U.S. states and their political subdivisions	1,702	42	4,134	617	5,836	659
Foreign government bonds	6,945	393	20,624	7,117	27,569	7,510
U.S. public corporate securities	21,323	670	58,506	11,882	79,829	12,552
U.S. private corporate securities	5,425	160	27,564	3,082	32,989	3,242
Foreign public corporate securities	4,580	100	10,169	1,469	14,749	1,569
Foreign private corporate securities	5,270	156	21,281	4,133	26,551	4,289
Asset-backed securities	1,842	6	1,785	70	3,627	76
Commercial mortgage-backed securities	970	6	7,228	676	8,198	682
Residential mortgage-backed securities	200	3	1,513	227	1,713	230
Total fixed maturities, available-for-sale	$52,383	$1,650	$165,273	$34,164	$217,656	$35,814

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,718	$95	$12,642	$4,074	$15,360	$4,169
Obligations of U.S. states and their political subdivisions	862	14	3,816	445	4,678	459
Foreign government bonds	9,098	542	19,589	4,664	28,687	5,206
U.S. public corporate securities	4,881	103	61,204	9,604	66,085	9,707
U.S. private corporate securities	3,026	69	27,062	2,504	30,088	2,573
Foreign public corporate securities	1,766	37	10,812	1,246	12,578	1,283
Foreign private corporate securities	1,578	120	22,145	3,324	23,723	3,444
Asset-backed securities	846	30	5,886	89	6,732	119
Commercial mortgage-backed securities	287	3	8,251	710	8,538	713
Residential mortgage-backed securities	92	2	1,599	195	1,691	197
Total fixed maturities, available-for-sale	$25,154	$1,015	$173,006	$26,855	$198,160	$27,870

As of June 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $34,576 million and $26,879 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,238 million and $991 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2024, the $34,164 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities as well as in foreign government bonds. As of December 31, 2023, the $26,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government bonds.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2024. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2024
	Available-for-Sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$12,896	$12,791
Due after one year through five years	56,253	55,179
Due after five years through ten years(1)	59,279	57,655
Due after ten years(1)	184,635	158,276
Asset-backed securities	15,254	15,395
Commercial mortgage-backed securities	9,911	9,252
Residential mortgage-backed securities	2,756	2,544
Total	$340,984	$311,092
__________
(1)Excludes notes with amortized cost of $13,714 million (fair value, $13,714 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,323	$6,773	$14,074	$14,123
Proceeds from maturities/prepayments	6,147	4,053	11,080	8,041
Gross investment gains from sales and maturities	201	139	595	429
Gross investment losses from sales and maturities	(910)	(397)	(1,270)	(702)
Write-downs recognized in earnings(2)	(4)	(1)	(9)	(10)
(Addition to) release of allowance for credit losses	(22)	(7)	(33)	(138)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$0	$10	$0	$17
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(253) million and $70 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million for the six months ended June 30, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$31	$139	$1	$0	$0	$171
Additions to allowance for credit losses not previously recorded	0	0	13	0	0	0	13
Reductions for securities sold during the period	0	(30)	(8)	0	0	0	(38)
Additions (reductions) on securities with previous allowance	0	(1)	24	0	0	0	23
Balance, end of period	$0	$0	$168	$1	$0	$0	$169

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$62	$206	$1	$0	$0	$269
Additions to allowance for credit losses not previously recorded	0	0	3	0	0	0	3
Reductions for securities sold during the period	0	0	(5)	0	0	0	(5)
Additions (reductions) on securities with previous allowance	0	(6)	15	0	0	0	9
Balance, end of period	$0	$56	$219	$1	$0	$0	$276

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	59	0	0	0	59
Reductions for securities sold during the period	0	(30)	(20)	0	0	0	(50)
Additions (reductions) on securities with previous allowance	0	(23)	24	(1)	0	0	0
Balance, end of period	$0	$0	$168	$1	$0	$0	$169

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	78	0	0	0	140
Reductions for securities sold during the period	0	0	(45)	0	0	0	(45)
Additions (reductions) on securities with previous allowance	0	(7)	50	0	0	0	43
Balance, end of period	$0	$56	$219	$1	$0	$0	$276

For both the three and six months ended June 30, 2023, there was no activity in the allowance for credit losses for fixed maturities, held-to-maturity. As of June 30, 2023 the allowance for credit losses was $2 million within foreign corporate fixed maturity securities, held-to-maturity.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release within foreign government bonds, partially offset by net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows. For the three months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the basic industry and technology sectors within corporate securities due to adverse projected cash flows, partially offset by a net release within the consumer non-cyclical sector within corporate securities, as well as in foreign government bonds.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows, partially offset by a net release within foreign government bonds. For the six months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and technology sectors within corporate securities, as well as in foreign government bonds due to adverse projected cash flows, partially offset by a net release within the utility and capital goods sectors within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of June 30, 2024 or December 31, 2023.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$73	$71	$81	$79
Foreign government bonds	554	547	606	604
Obligations of U.S. government authorities and agencies and obligations of U.S. states	197	218	202	206
Total fixed maturities(1)	824	836	889	889
Equity securities	1,506	2,515	1,607	2,279
Total assets supporting experience-rated contractholder liabilities(2)	$2,330	$3,351	$2,496	$3,168
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings as of both June 30, 2024 and December 31, 2023.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both June 30, 2024 and December 31, 2023.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $74 million and $234 million during the three months ended June 30, 2024 and 2023, respectively, and $373 million and $368 million during the six months ended June 30, 2024 and 2023, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(146) million and $(89) million during the three months ended June 30, 2024 and 2023, respectively, and $(327) million and $105 million during the six months ended June 30, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $212 million and $279 million during the three months ended June 30, 2024 and 2023, respectively, and $643 million and $576 million during the six months ended June 30, 2024 and 2023, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$55,067	$50,280	$62,591	$61,484
Fixed maturities, trading	17	17	19	19
Assets supporting experience-rated contractholder liabilities	477	460	522	514
Total	$55,561	$50,757	$63,132	$62,017

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,825	$2,505	$3,028	$2,992
Fixed maturities, trading	43	41	0	0
Short-term investments	28	28	0	0
Cash equivalents	232	232	427	427
Total	$3,128	$2,806	$3,455	$3,419

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$8,198	13.7%	$8,402	14.2%
Retail	5,307	8.9	5,384	9.1
Apartments/Multi-Family	16,536	27.7	16,555	28.0
Industrial	15,718	26.3	15,263	25.8
Hospitality	2,054	3.4	2,086	3.5
Other	4,313	7.3	4,069	6.9
Total commercial mortgage loans	52,126	87.3	51,759	87.5
Agricultural property loans	7,565	12.7	7,426	12.5
Total commercial mortgage and agricultural property loans	59,691	100.0%	59,185	100.0%
Allowance for credit losses	(513)		(459)
Total net commercial mortgage and agricultural property loans	59,178		58,726
Other loans:
Uncollateralized loans	685		425
Residential property loans	22		30
Other collateralized loans	409		125
Total other loans	1,116		580
Allowance for credit losses	(51)		(1)
Total net other loans	1,065		579
Total net commercial mortgage and other loans(1)	$60,243		$59,305
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of June 30, 2024 and December 31, 2023, the net carrying value of these loans was $635 million and $519 million, respectively.

As of June 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (7%) and New York (6%), and included loans secured by properties in Europe (7%), Mexico (2%), Asia (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, for the periods indicated:

	Three Months Ended June 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$492	$21	$0	$0	$1	$514
Addition to (release of) allowance for expected losses	0	3	0	33	17	53
Change in foreign exchange	(3)	0	0	0	0	(3)
Allowance, end of period	$489	$24	$0	$33	$18	$564

	Three Months Ended June 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$205	$15	$0	$0	$1	$221
Addition to (release of) allowance for expected losses	18	1	0	0	0	19
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$224	$16	$0	$0	$1	$241

	Six Months Ended June 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	47	8	0	33	17	105
Reduction for loans sold during the period	0	0	0	0	0	0
Change in foreign exchange	(1)	0	0	0	0	(1)
Allowance, end of period	$489	$24	$0	$33	$18	$564

	Six Months Ended June 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	35	3	0	0	0	38
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$224	$16	$0	$0	$1	$241

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to the establishment of general reserves for both the collateralized and uncollateralized consumer loan portfolios. For the three months ended June 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves.

For the six months ended June 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to the establishment of general reserves for both the collateralized and uncollateralized consumer loan portfolios and increases in the loan-specific reserves within the office sector. For the six months ended June 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves and increases to general reserves to reflect declining market conditions.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$405	$1,472	$828	$2,216	$1,220	$18,159	$0	$24,300
60%-69.99%	2,635	2,738	1,473	2,426	1,086	6,203	0	16,561
70%-79.99%	362	911	855	1,255	422	2,522	0	6,327
80% or greater	48	131	486	224	282	3,767	0	4,938
Total	$3,450	$5,252	$3,642	$6,121	$3,010	$30,651	$0	$52,126
Debt Service Coverage Ratio:
Greater than 1.2x	$3,123	$4,769	$3,129	$5,988	$2,918	$27,392	$0	$47,319
1.0 - 1.2x	299	333	361	52	38	1,845	0	2,928
Less than 1.0x	28	150	152	81	54	1,414	0	1,879
Total	$3,450	$5,252	$3,642	$6,121	$3,010	$30,651	$0	$52,126
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$161	$379	$899	$2,016	$755	$1,833	$102	$6,145
60%-69.99%	58	555	124	15	53	32	0	837
70%-79.99%	0	0	500	0	0	4	50	554
80% or greater	0	0	0	0	2	27	0	29
Total	$219	$934	$1,523	$2,031	$810	$1,896	$152	$7,565
Debt Service Coverage Ratio:
Greater than 1.2x	$215	$866	$1,510	$2,019	$737	$1,678	$152	$7,177
1.0 - 1.2x	4	63	5	4	57	159	0	292
Less than 1.0x	0	5	8	8	16	59	0	96
Total	$219	$934	$1,523	$2031	$810	$1,896	$152	$7,565

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

During the three and six months ended June 30, 2024 commercial mortgage and other loans with an amortized cost of $181 million and $343 million, respectively, were granted a term extension with borrowers experiencing financial difficulties. The modified loans represent less than 1 percent of the portfolio. The modifications added less than one year to the weighted average life of loans in this portfolio.

During both the three and six months ended June 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

For the six months ended June 30, 2024, all commercial mortgage and other loans that were modified to borrowers experiencing financial difficulties were current.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of June 30, 2024 and December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$51,844	$0	$4	$278	$282	$52,126	$298
Agricultural property loans	7,493	0	0	72	72	7,565	85
Residential property loans	22	0	0	0	0	22	0
Other collateralized loans	409	0	0	0	0	409	0
Uncollateralized loans	685	0	0	0	0	685	25
Total	$60,453	$0	$4	$350	$354	$60,807	$408
__________
(1)As of June 30, 2024, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended June 30, 2024 and 2023 and less than $1 million for both the six months ended June 30, 2024 and 2023. Loans on non-accrual status that did not have a related allowance for credit losses were $137 million and $126 million as of June 30, 2024 and December 31, 2023, respectively.

The Company did not have any losses on commercial mortgage and other loans purchased with credit deterioration as of June 30, 2024 or December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$9,786	$8,929
Hedge funds	3,184	3,164
Real estate-related	2,877	2,578
Subtotal equity method	15,847	14,671
Fair value:
Private equity	1,708	1,247
Hedge funds	1,987	2,078
Real estate-related	937	800
Subtotal fair value	4,632	4,125
Total LPs/LLCs	20,479	18,796
Real estate held through direct ownership(1)	1,783	1,794
Derivative instruments	1,175	1,100
Other(2)	1,197	1,165
Total other invested assets	$24,634	$22,855
_________
(1)As of June 30, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $145 million and $158 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
Fixed maturities	$2,886	$2,727
Equity securities	5	6
Commercial mortgage and other loans	223	224
Policy loans	240	259
Other invested assets	29	23
Short-term investments and cash equivalents	51	48
Total accrued investment income	$3,434	$3,287

Write-downs on accrued investment income were less than $1 million for both the three months ended June 30, 2024 and 2023 and $1 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities, available-for-sale(1)	$3,703	$3,296	$7,295	$6,531
Fixed maturities, held-to-maturity(1)	0	50	0	100
Fixed maturities, trading	130	57	246	112
Assets supporting experience-rated contractholder liabilities	13	12	27	25
Equity securities	61	64	99	104
Commercial mortgage and other loans	642	560	1,253	1,103
Policy loans	119	124	241	248
Other invested assets	246	384	567	694
Short-term investments and cash equivalents	284	222	582	460
Gross investment income	5,198	4,769	10,310	9,377
Less: investment expenses	(349)	(293)	(697)	(581)
Net investment income	$4,849	$4,476	$9,613	$8,796
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities(1)	$(735)	$(266)	$(717)	$(421)
Commercial mortgage and other loans	(44)	(14)	(95)	(26)
Investment real estate	(8)	(5)	(6)	27
LPs/LLCs	4	(1)	23	(17)
Derivatives	745	(663)	597	(305)
Other	(128)	11	(276)	21
Realized investment gains (losses), net	$(166)	$(938)	$(474)	$(721)
__________
(1)Excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(43)	$(72)
Fixed maturity securities, available-for-sale without an allowance	(29,680)	(18,045)
Derivatives designated as cash flow hedges(1)	1,499	869
Derivatives designated as fair value hedges(1)	(70)	(60)
Other investments(2)	65	57
Net unrealized gains (losses) on investments	$(28,229)	$(17,251)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2024				December 31, 2023
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,483	$0	$0	$6,483	$5,693	$0	$0	$5,693
U.S. public corporate securities	0	133	0	133	0	118	0	118
Foreign public corporate securities	0	17	0	17	0	0	0	0
Commercial mortgage-backed securities	296	0	0	296	245	0	0	245
Total securities sold under agreements to repurchase	$6,779	$150	$0	$6,929	$5,938	$118	$0	$6,056

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	32	0	32	67	0	67
Foreign government bonds	147	8	155	242	0	242
U.S. public corporate securities	5,225	315	5,540	4,399	420	4,819
Foreign public corporate securities	958	53	1,011	649	76	725
Equity securities	310	1	311	623	0	623
Total cash collateral for loaned securities(1)	$6,673	$377	$7,050	$5,981	$496	$6,477
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Fixed maturities, available-for-sale	$743	$539	$704	$836
Fixed maturities, trading	568	943	0	0
Equity securities	92	106	0	0
Commercial mortgage and other loans	654	764	595	0
Other invested assets	5,563	4,319	518	485
Cash and cash equivalents	193	302	0	0
Accrued investment income	6	7	4	3
Other assets	650	1,023	604	636
Total assets of consolidated VIEs	$8,469	$8,003	$2,425	$1,960
Other liabilities	$189	$588	$0	$0
Notes issued by consolidated VIEs(2)	1,126	1,374	48	0
Total liabilities of consolidated VIEs	$1,315	$1,962	$48	$0
__________
(1)Total assets of consolidated VIEs reflect $4,211 million and $4,003 million as of June 30, 2024 and December 31, 2023, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2024, the maturities of these obligations were between 0 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,195 million and $1,165 million as of June 30, 2024 and December 31, 2023, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $20,479 million and $18,796 million as of June 30, 2024 and December 31, 2023, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,179 million and $1,103 million as of June 30, 2024 and December 31, 2023, respectively, and total derivative liabilities of $4,468 million and $4,181 million as of June 30, 2024 and December 31, 2023, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,515	$23	$(349)	$3,582	$55	$(252)
Interest Rate Forwards	0	0	0	0	0	0
Foreign Currency
Foreign Currency Forwards	4,661	54	(193)	4,748	43	(195)
Currency/Interest Rate
Foreign Currency Swaps	29,902	2,434	(467)	27,933	1,952	(676)
Total Derivatives Designated as Hedge Accounting Instruments	$38,078	$2,511	$(1,009)	$36,263	$2,050	$(1,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$223,053	$10,441	$(24,033)	$224,445	$8,604	$(21,599)
Interest Rate Futures	9,699	24	(81)	10,448	7	(26)
Interest Rate Options	34,783	357	(1,325)	32,718	292	(1,095)
Interest Rate Forwards	3,915	63	(81)	3,678	39	(14)
Foreign Currency
Foreign Currency Forwards	27,728	1,729	(1,546)	27,686	965	(954)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	7,350	600	(141)	7,771	502	(164)
Credit
Credit Default Swaps	3,957	83	0	3,446	64	0
Equity
Equity Futures	1,259	0	(4)	672	1	(2)
Equity Options	71,236	3,664	(2,312)	51,792	1,688	(1,662)
Total Return Swaps	9,595	29	(259)	9,237	48	(514)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	76,469	2	(1)	78,009	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$470,294	$16,992	$(29,783)	$451,152	$12,211	$(26,031)
Total Derivatives(2)(3)	$508,372	$19,503	$(30,792)	$487,415	$14,261	$(27,154)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,684 million (including the Prismic funds withheld related embedded derivative net liability of $34 million) and $8,096 million (including the Prismic funds withheld related embedded derivative net liability of $508 million) as of June 30, 2024 and December 31, 2023, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2024, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2024		December 31, 2023
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$216	$13	$224	$19
Policyholders’ account balances	$(760)	$292	$(810)	$219
Future policy benefits	$(2,334)	$376	$(2,441)	$298
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

	June 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$19,369	$(18,324)	$1,045	$(290)	$755
Securities purchased under agreement to resell	1,088	0	1,088	(763)	325
Total assets	$20,457	$(18,324)	$2,133	$(1,053)	$1,080
Offsetting of Financial Liabilities:
Derivatives	$30,791	$(26,324)	$4,467	$(3,703)	$764
Securities sold under agreement to repurchase	6,929	0	6,929	(6,633)	296
Total liabilities	$37,720	$(26,324)	$11,396	$(10,336)	$1,060

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,169	$(13,158)	$1,011	$(240)	$771
Securities purchased under agreement to resell	388	0	388	(363)	25
Total assets	$14,557	$(13,158)	$1,399	$(603)	$796
Offsetting of Financial Liabilities:
Derivatives	$27,154	$(22,973)	$4,181	$(3,775)	$406
Securities sold under agreement to repurchase	6,056	0	6,056	(5,811)	245
Total liabilities	$33,210	$(22,973)	$10,237	$(9,586)	$651
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

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$1	$0	$0	$0	$0	$(19)	$(23)	$0
Currency	0	0	0	0	0	0	1	0
Total gains (losses) on derivatives designated as hedge instruments	1	0	0	0	0	(19)	(22)	0
Gains (losses) on the hedged item:
Interest Rate	(1)	0	3	0	0	11	15	0
Currency	0	0	0	0	0	0	0	0
Total gains (losses) on hedged item	(1)	0	3	0	0	11	15	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	(19)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	(19)
Total gains (losses) on fair value hedges net of hedged item	0	0	3	0	0	(8)	(10)	(19)
Cash flow hedges
Interest Rate	(13)	0	(4)	0	0	0	0	11
Currency	0	0	0	0	0	0	0	9
Currency/Interest Rate	25	0	82	8	0	0	0	281
Total gains (losses) on cash flow hedges	12	0	78	8	0	0	0	301
Net investment hedges
Currency	0	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(371)	(451)	0	0	0	0	0	0
Currency	(13)	0	0	(3)	0	0	0	0
Currency/Interest Rate	66	0	0	0	0	0	0	0
Credit	4	0	0	0	0	0	0	0
Equity	591	(67)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	435	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	712	(518)	0	(3)	0	0	0	0
Total	$724	$(518)	$81	$5	$0	$(8)	$(10)	$284

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$6	$0	$0	$0	$0	$(69)	$(82)	$0
Currency	0	0	0	0	0	0	(15)	0
Total gains (losses) on derivatives designated as hedge instruments	6	0	0	0	0	(69)	(97)	0
Gains (losses) on the hedged item:
Interest Rate	(6)	0	6	0	0	74	63	0
Currency	0	0	0	0	0	0	14	0
Total gains (losses) on hedged item	(6)	0	6	0	0	74	77	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(5)	(9)
Total amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	(5)	(9)
Total gains (losses) on fair value hedges net of hedged item	0	0	6	0	0	5	(25)	(9)
Cash flow hedges
Interest Rate	(13)	0	(7)	0	0	0	0	1
Currency	0	0	0	0	0	0	0	24
Currency/Interest Rate	28	0	158	85	0	0	0	605
Total gains (losses) on cash flow hedges	15	0	151	85	0	0	0	630
Net investment hedges
Currency	0	0	0	0	0	0	0	13
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	13
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,033)	(1,412)	0	0	0	0	0	0
Currency	(39)	0	0	(1)	0	0	0	0
Currency/Interest Rate	172	0	0	1	0	0	0	0
Credit	56	0	0	0	0	0	0	0
Equity	2,040	(560)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(636)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	560	(1,972)	0	0	0	0	0	0
Total	$575	$(1,972)	$157	$85	$0	$5	$(25)	$634

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $61 million and $101 million for the three and six months ended June 30, 2024, respectively, and $46 million and $45 million for the three and six months ended June 30, 2023, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $189 million and $472 million for the three and six months ended June 30, 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2023	$869
Amount recorded in AOCI:
Interest Rate	(19)
Currency	28
Currency/Interest Rate	876
Total amount recorded in AOCI	885
Amount reclassified from AOCI to income:
Interest Rate	20
Currency	(4)
Currency/Interest Rate	(271)
Total amount reclassified from AOCI to income	(255)
Balance, June 30, 2024	$1,499

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2024 values, it is estimated that a pre-tax gain of $334 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2025.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $64 million and $113 million for the three and six months ended June 30, 2024, respectively, and $63 million and $61 million for the three and six months ended June 30, 2023, respectively.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 10 years for index reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,302	41	0	0	0	0	655	42	3,957	83
Total	$0	$0	$0	$0	$3,302	$41	$0	$0	$0	$0	$655	$42	$3,957	$83

	December 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	2,723	19	0	0	89	5	634	40	3,446	64
Total	$0	$0	$0	$0	$2,723	$19	$0	$0	$89	$5	$634	$40	$3,446	$64
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 5% and 3% as of June 30, 2024 and December 31, 2023, respectively, of the index reference name rated as NAIC 6.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company has no purchased credit protection as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	June 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,539	$0	$	$21,539
Obligations of U.S. states and their political subdivisions	0	7,649	6		7,655
Foreign government bonds	0	57,672	7		57,679
U.S. corporate public securities	0	100,710	64		100,774
U.S. corporate private securities(2)	0	38,938	3,119		42,057
Foreign corporate public securities	0	21,212	92		21,304
Foreign corporate private securities	0	31,165	1,728		32,893
Asset-backed securities(3)	0	14,259	1,136		15,395
Commercial mortgage-backed securities	0	8,336	916		9,252
Residential mortgage-backed securities	0	2,544	0		2,544
Subtotal	0	304,024	7,068		311,092
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	218	0		218
Foreign government bonds	0	547	0		547
Corporate securities	0	70	1		71
Equity securities	1,208	1,307	0		2,515
Subtotal	1,208	2,142	1		3,351
Market risk benefit assets	0	0	2,233		2,233
Fixed maturities, trading	0	8,730	1,520		10,250
Equity securities	4,705	1,837	556		7,098
Commercial mortgage and other loans	0	635	0		635
Other invested assets(5)	33	19,468	938	(18,324)	2,115
Short-term investments	539	4,653	9		5,201
Cash equivalents	576	6,743	4		7,323
Reinsurance recoverables and deposit receivables	0	192	363		555
Other assets	0	0	0		0
Separate account assets(6)(7)	9,311	161,119	342		170,772
Total assets	$16,372	$509,543	$13,034	$(18,324)	$520,625
Market risk benefit liabilities	$0	$0	$4,592	$	$4,592
Policyholders’ account balances	0	0	10,213		10,213
Reinsurance and funds withheld payables	0	22	0		22
Other liabilities	85	30,706	1	(26,324)	4,468
Notes issued by consolidated VIEs	0	0	422		422
Total liabilities	$85	$30,728	$15,228	$(26,324)	$19,717

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,796	$0	$	$21,796
Obligations of U.S. states and their political subdivisions	0	8,451	7		8,458
Foreign government bonds	0	70,182	8		70,190
U.S. corporate public securities	0	98,097	75		98,172
U.S. corporate private securities(2)	0	38,199	2,821		41,020
Foreign corporate public securities	0	19,576	67		19,643
Foreign corporate private securities	0	30,447	1,843		32,290
Asset-backed securities(3)	0	12,236	359		12,595
Commercial mortgage-backed securities	0	8,954	938		9,892
Residential mortgage-backed securities	0	2,265	0		2,265
Subtotal	0	310,203	6,118		316,321
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Foreign government bonds	0	604	0		604
Corporate securities	0	79	0		79
Equity securities	1,004	1,275	0		2,279
Subtotal	1,004	2,164	0		3,168
Market risk benefit assets	0	0	1,981		1,981
Fixed maturities, trading	0	9,361	429		9,790
Equity securities(4)	5,953	1,538	512		8,003
Commercial mortgage and other loans	0	519	0		519
Other invested assets(5)	27	14,234	846	(13,158)	1,949
Short-term investments	125	3,746	29		3,900
Cash equivalents	2,240	8,058	4		10,302
Reinsurance recoverables and deposit receivables	0	(75)	224		149
Other assets	0	0	11		11
Separate account assets(6)(7)	8,925	161,793	1,094		171,812
Total assets	$18,274	$511,541	$11,248	$(13,158)	$527,905
Market risk benefit liabilities	$0	$0	$5,467	$	$5,467
Policyholders’ account balances	0	0	7,752		7,752
Reinsurance and funds withheld payables	0	490	0		490
Other liabilities	35	27,112	1	(22,973)	4,175
Notes issued by consolidated VIEs	0	0	778		778
Total liabilities	$35	$27,602	$13,998	$(22,973)	$18,662
__________
(1)“Netting” amounts represent cash collateral of $(8,000) million and $(9,815) million as of June 30, 2024 and December 31, 2023, respectively.
(2)Excludes notes with fair value of $13,714 million (carrying amount of $13,714 million) and $12,370 million (carrying amount of $12,370 million) as of June 30, 2024 and December 31, 2023, respectively, which have been offset with the associated debt under a netting agreement.
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
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $4,613 million and $4,125 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $26,087 million and $27,076 million, respectively.
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

	As of June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,157	Discounted cash flow	Discount rate	0.83%	30.00%	11.44%	Decrease
		Market comparables	EBITDA multiples(4)	5.4X	8.8X	6.9X	Increase
		Liquidation	Liquidation value	56.00%	99.02%	94.88%	Increase
Commercial mortgage-backed securities	$916	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,233	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.35%	1.88%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$229	Discounted cash flow	Discount rate(5)	0.16%	12%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	12.2X	1.4X	Increase
		Net Asset Value	Share price	$3	$1,810	$1,726	Increase
Liabilities:
Market risk benefit liabilities(6)	$4,592	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.35%	1.88%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$10,212	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.35%	1.90%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,311	Discounted cash flow	Discount rate	0.57%	20.00%	8.65%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	3.55%	68.00%	57.63%	Increase
Commercial mortgage-backed securities	$938	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(6)	$1,981	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.41%	1.82%		Increase
			Utilization rate(10)	38%	95%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$246	Discounted cash flow	Discount rate(5)	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.0X	6.3X	Increase
		Net Asset Value	Share price	$3	$1,714	$733	Increase
Liabilities:
Market risk benefit liabilities(6)	$5,467	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.41%	1.82%		Decrease
			Utilization rate(10)	38%	95%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$7,752	Discounted cash flow	Lapse rate(8)	1%	80%		Decrease
			Spread over SOFR(9)	0.41%	1.85%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(7)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
(10)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of June 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(12)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(13)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

	Three Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$0	$0	$0	$0	$6	$0
Foreign government	7	0	0	0	0	0	0	0	0	7	0
Corporate securities(3)	4,965	(43)	417	(28)	0	(221)	(141)	54	0	5,003	(51)
Structured securities(4)	2,612	(10)	327	(1)	0	(63)	(492)	(1)	(320)	2,052	(11)
Other assets:
Fixed maturities, trading	1,330	(7)	330	0	0	(70)	0	(2)	(61)	1,520	(6)
Equity securities	506	12	54	(12)	0	(1)	(3)	1	(1)	556	12
Other invested assets	865	(39)	93	0	0	0	19	0	0	938	(40)
Short-term investments	32	3	2	0	0	(6)	(22)	0	0	9	2
Cash equivalents	0	0	4	0	0	0	0	0	0	4	0
Reinsurance recoverables and deposit receivables	303	14	59	0	0	(13)	0	0	0	363	1
Other assets	19	0	0	0	0	0	(19)	0	0	0	0
Separate account assets	338	(8)	80	(61)	0	(2)	0	0	(5)	342	(7)
Liabilities:
Policyholders’ account balances(5)	(9,864)	119	0	0	(469)	0	1	0	0	(10,213)	965
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(405)	0	0	0	(17)	0	0	0	0	(422)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(30)	$0	$0	$(33)	$10	$(31)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	(7)	0	0	0	0	(6)	0	0
Equity securities	0	12	0	0	0	0	12	0	0
Other invested assets	1	(40)	0	0	0	0	(40)	0	0
Short-term investments	3	0	0	0	0	2	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	14	0	0	0	0	1	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(8)	0	0	0	0	(7)	0
Liabilities:
Policyholders’ account balances	119	0	0	0	0	965	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$(1)	$0	$0	$0	$0	$0	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(89)	819	(33)	0	(508)	(154)	162	0	5,003	(101)
Structured securities(4)	1,297	(7)	1,592	(1)	0	(75)	(493)	59	(320)	2,052	(11)
Other assets:
Fixed maturities, trading	429	(5)	894	(22)	0	(116)	(1)	402	(61)	1,520	1
Equity securities	512	(7)	75	(16)	0	(5)	6	1	(10)	556	(10)
Other invested assets	846	(47)	122	(2)	0	0	19	0	0	938	(47)
Short-term investments	29	1	7	0	0	(6)	(22)	0	0	9	0
Cash equivalents	4	0	4	0	0	0	(4)	0	0	4	0
Reinsurance recoverables and deposit receivables	224	51	114	0	0	(26)	0	0	0	363	25
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(54)	136	(824)	0	(4)	0	0	(6)	342	(15)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(1,376)	0	0	(1,087)	0	2	0	0	(10,213)	749
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(8)	0	0	(27)	0	391	0	0	(422)	(8)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(63)	$0	$0	$(49)	$15	$(59)	$0	$0	$(54)
Other assets:
Fixed maturities, trading	0	(6)	0	0	1	0	1	0	0
Equity securities	0	(7)	0	0	0	0	(10)	0	0
Other invested assets	0	(47)	0	0	0	0	(47)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	51	0	0	0	0	25	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(54)	0	0	0	0	(15)	0
Liabilities:
Policyholders’ account balances	(1,376)	0	0	0	0	749	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(8)	0	0	0	0	(8)	0	0

	Three Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	9	0	0	0	0	(1)	0	0	0	8	0
Corporate securities(3)	3,941	26	737	(47)	0	(177)	(18)	18	(19)	4,461	18
Structured securities(4)	1,438	6	(1)	(4)	0	(13)	0	0	(162)	1,264	(1)
Other assets:
Fixed maturities, trading	339	(2)	33	0	0	(9)	0	0	(59)	302	(3)
Equity securities	801	(23)	2	(8)	0	0	1	0	0	773	(10)
Other invested assets	803	(20)	84	(2)	0	0	0	0	0	865	(20)
Short-term investments	16	1	28	0	0	(20)	0	0	0	25	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	156	26	39	0	0	(4)	0	0	0	217	20
Other assets(7)	11	0	0	0	0	1	0	0	0	12	0
Separate account assets	1,169	49	166	(130)	0	(40)	0	3	(42)	1,175	50
Liabilities:
Policyholders’ account balances(5)	(4,244)	(1,020)	0	0	(438)	0	73	0	0	(5,629)	(153)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(13)	$0	$0	$43	$2	$(10)	$0	$0	$26
Other assets:
Fixed maturities, trading	0	(2)	0	0	0	0	(3)	0	0
Equity securities	(1)	(22)	0	0	0	0	(10)	0	0
Other invested assets	(1)	(19)	0	0	0	(1)	(19)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	26	0	0	0	0	20	0	0	0
Other assets(7)	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	49	0	0	0	0	50	0
Liabilities:
Policyholders’ account balances	(1,020)	0	0	0	0	(153)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	35	1,264	(175)	0	(500)	(20)	18	(19)	4,461	39
Structured securities(4)	1,289	(29)	239	(5)	0	(25)	0	37	(242)	1,264	(37)
Other assets:
Fixed maturities, trading	304	3	66	0	0	(13)	1	0	(59)	302	1
Equity securities	627	(6)	9	(67)	0	(6)	216	1	(1)	773	(10)
Other invested assets	539	(19)	354	(9)	0	0	0	0	0	865	(18)
Short-term investments	18	3	31	0	0	(27)	0	0	0	25	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	141	8	73	0	0	(5)	0	0	0	217	3
Other assets(7)	11	0	1	0	0	0	0	0	0	12	0
Separate account assets	1,081	88	309	(197)	0	(66)	0	3	(43)	1,175	87
Liabilities:
Policyholders’ account balances(5)	(3,492)	(1,271)	0	0	(839)	0	(27)	0	0	(5,629)	(262)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(16)	$0	$0	$19	$3	$(3)	$0	$0	$5
Other assets:
Fixed maturities, trading	0	2	0	0	1	0	1	0	0
Equity securities	(1)	(5)	0	0	0	0	(10)	0	0
Other invested assets	(1)	(18)	0	0	0	(1)	(17)	0	0
Short-term investments	2	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	8	0	0	0	0	3	0	0	0
Other assets(7)	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	88	0	0	0	0	87	0
Liabilities:
Policyholders’ account balances	(1,271)	0	0	0	0	(262)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(5)Issuances and settlements for Policyholders’ account balances are presented net in the rollforward.
(6)Excludes MRB assets of $2,233 million and $1,951 million and MRB liabilities of $4,592 million and $5,462 million for periods ending June 30, 2024 and 2023, respectively. See Note 11 for additional information.
(7)Prior period amounts have been reclassified to conform to current period presentation.
(8)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$24	$10,884	$2	$	$10,910
Currency	0	1,783	0		1,783
Credit	0	83	0		83
Currency/Interest Rate	0	3,034	0		3,034
Equity	9	3,684	0		3,693
Other	0	0	0		0
Netting(1)				(18,324)	(18,324)
Total derivative assets	$33	$19,468	$2	$(18,324)	$1,179
Derivative Liabilities:
Interest Rate	$81	$25,788	$1	$	$25,870
Currency	0	1,739	0		1,739
Credit	0	0	0		0
Currency/Interest Rate	0	608	0		608
Equity	5	2,570	0		2,575
Other	0	0	0		0
Netting(1)				(26,324)	(26,324)
Total derivative liabilities	$86	$30,705	$1	$(26,324)	$4,468

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$8,990	$1	$	$8,998
Currency	0	1,008	0		1,008
Credit	0	64	0		64
Currency/Interest Rate	0	2,454	0		2,454
Equity	19	1,718	0		1,737
Other	0	0	0		0
Netting(1)				(13,158)	(13,158)
Total derivative assets	$26	$14,234	$1	$(13,158)	$1,103
Derivative Liabilities:
Interest Rate	$26	$22,960	$1	$	$22,987
Currency	0	1,149	0		1,149
Credit	0	0	0		0
Currency/Interest Rate	0	840	0		840
Equity	10	2,168	0		2,178
Other	0	0	0		0
Netting(1)				(22,973)	(22,973)
Total derivative liabilities	$36	$27,117	$1	$(22,973)	$4,181
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

	Three Months Ended June 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

	Six Months Ended June 30, 2024
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Gains (Losses):
Commercial mortgage loans(1)	$0	$0	$0	$0
Investment real estate	$(3)	$(17)	$(3)	$(17)
Investment in JV/LP and Other	$0	$(37)	$(7)	$(54)

	June 30, 2024	December 31, 2023
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$34
Investment real estate(2)	$69	$113
Investment in JV/LP and Other(2)	$128	$186
__________
(1)Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.
(2)Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and June 30, 2024 for “Investment real estate.” Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and December 31, 2023 for “Investment in JV/LP and Other.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$0	$8	$0

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Commercial mortgage and other loans:
Interest income	$1	$3	$3	$4
Notes issued by consolidated VIEs:
Interest expense	$3	$0	$11	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024	December 31, 2023
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$635	$519
Aggregate contractual principal as of period end	$632	$512
Other invested assets:
Fair value as of period end	$19	$0
Other assets:
Fair value as of period end	$0	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$422	$778
Aggregate contractual principal as of period end	$422	$787
__________
(1)As of June 30, 2024, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	June 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$33	$56,007	$56,040	$59,608
Policy loans	8	0	9,731	9,739	9,739
Other invested assets	0	95	0	95	95
Short-term investments	1,000	40	0	1,040	1,040
Cash and cash equivalents	8,681	1,107	0	9,788	9,788
Accrued investment income	0	3,434	0	3,434	3,434
Reinsurance recoverables and deposit receivables	0	7	5,478	5,485	5,485
Other assets	19	3,426	2	3,447	3,447
Total assets	$9,708	$8,142	$71,218	$89,068	$92,636
Liabilities:
Policyholders’ account balances—investment contracts	$0	$29,618	$39,822	$69,440	$75,572
Securities sold under agreements to repurchase	0	6,929	0	6,929	6,929
Cash collateral for loaned securities	0	7,050	0	7,050	7,050
Reinsurance and funds withheld payables(2)	0	9,917	(26)	9,891	9,891
Short-term debt(3)	0	503	85	588	588
Long-term debt(4)	558	16,978	742	18,278	19,353
Notes issued by consolidated VIEs	0	0	752	752	752
Other liabilities	0	5,775	32	5,807	5,807
Separate account liabilities—investment contracts	0	22,997	19,120	42,117	42,117
Total liabilities	$558	$99,767	$60,527	$160,852	$168,059

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$41	$55,611	$55,652	$58,786
Policy loans	8	0	10,039	10,047	10,047
Other invested assets	0	97	0	97	97
Short-term investments	1,092	13	0	1,105	1,105
Cash and cash equivalents	8,709	408	0	9,117	9,117
Accrued investment income	0	3,287	0	3,287	3,287
Reinsurance recoverables and deposit receivables	0	5	5,171	5,176	5,176
Other assets	43	3,059	0	3,102	3,102
Total assets	$9,852	$6,910	$70,821	$87,583	$90,717
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,089	$37,794	$68,883	$72,604
Securities sold under agreements to repurchase	0	6,056	0	6,056	6,056
Cash collateral for loaned securities	0	6,477	0	6,477	6,477
Reinsurance and funds withheld payables(2)	0	9,553	(23)	9,530	9,530
Short-term debt(3)	0	535	83	618	618
Long-term debt(4)	564	16,938	766	18,268	18,882
Notes issued by consolidated VIEs	0	0	596	596	596
Other liabilities	0	6,950	32	6,982	6,982
Separate account liabilities—investment contracts	0	24,050	21,315	45,365	45,365
Total liabilities	$564	$101,648	$60,563	$162,775	$167,110
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,945 million (carrying amount of $7,945 million) and $8,036 million (carrying amount of $8,036 million), a portion of which relates to insurance contracts as of June 30, 2024 and December 31, 2023, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $1,750 million (carrying amount of $1,750 million) and $2,000 million (carrying amount of $2,000 million) as of June 30, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.
(4)Excludes debt with fair value of $11,964 million (carrying amount of $11,964 million) and $10,370 million (carrying amount of $10,370 million) as of June 30, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$4,909	$4,442	$20,628
Capitalization	193	90	338	287	274	1,182
Amortization expense	(190)	(104)	(121)	(170)	(164)	(749)
Other adjustments(1)	0	(2)	(280)	(53)	3	(332)
Foreign currency adjustment	0	0	0	(303)	(159)	(462)
Balance, EOP	$3,679	$2,221	$5,301	$4,670	$4,396	20,267
Other businesses						297
Total DAC balance						$20,564
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
__________
(1)Includes the impact of the reinsurance transaction with AuguStar in Individual Retirement Strategies. See Note 12 for additional information.

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Balance, BOP	$410	$446
Capitalization	1	2
Amortization expense	(17)	(20)
Balance, EOP	394	428
Other businesses	31	34
Total DSI balance	$425	$462

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Balance, BOP	$511	$597
Amortization expense	(21)	(26)
Foreign currency adjustment	(59)	(48)
Balance, EOP	431	523
Other businesses(1)	15	19
Total VOBA balance	$446	$542
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2024 (July-December)	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$21	$39	$35	$32	$29	$290	$446

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,361	$4,411
Obligations of U.S. states and their political subdivisions	2,103	2,116
Foreign government bonds	107	101
U.S. corporate securities	11,588	12,782
Foreign corporate securities	3,024	3,288
Asset-backed securities	1,262	1,211
Mortgage-backed securities	14,394	14,253
Mutual funds:
Equity	92,142	88,397
Fixed Income	34,707	37,065
Other	5,303	5,587
Equity securities	4,767	5,410
Commercial mortgage and other loans	62	67
Other invested assets	18,839	20,739
Short-term investments	1,550	1,202
Cash and cash equivalents	2,650	2,259
Total	$196,859	$198,888

For the periods ended June 30, 2024 and December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Six Months Ended June 30, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	10,873	105	294	289	1,613	13,174
Investment performance	(972)	(94)	5,249	366	4,334	8,883
Policy charges	(57)	(5)	(1,123)	(120)	(566)	(1,871)
Surrenders and withdrawals	(9,886)	(878)	(6,815)	(339)	(516)	(18,434)
Benefit payments	(1,745)	(270)	(46)	(144)	(208)	(2,413)
Net transfers (to) from general account	13	(45)	(42)	6	(251)	(319)
Other	(458)	84	3	(532)	46	(857)
Balance, EOP	$30,416	$9,908	$91,650	$24,547	$43,675	$200,196
Other businesses(1)						(3,337)
Total separate account liabilities						$196,859

Cash surrender value(2)	$30,416	$9,908	$90,583	$24,442	$40,129	$195,478
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below:

•Benefit Reserves;
•Deferred Profit Liability (“DPL”); and
•Additional Insurance Reserves (“AIR”)

In 2024, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements. The impact was favorable for direct and assumed Benefit Reserves and Deferred Profit Liability, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Institutional Retirement Strategies and Long-Term Care, partially offset by unfavorable updates to policyholder behavior assumptions on certain life policies in International Businesses. Additionally, there was an unfavorable impact for direct and assumed Additional Insurance Reserves, primarily due to updates to policyholder behavior assumptions on universal life polices with secondary guarantees in Individual Life.

In 2023, the Company recognized an unfavorable impact to net income attributable to its annual reviews and update of assumptions and other refinements. The impact was unfavorable for direct and assumed Benefit Reserves and Deferred Profit Liability, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to policyholder behavior and claim assumptions in Long-Term Care. Additionally, there was an unfavorable impact for direct and assumed Additional Insurance Reserves, primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns, on universal life polices with secondary guarantees in Individual Life.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$29,064	$26,367	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	596	622	16	13,331
Balance at original discount rate, BOP	83,276	11,502	29,660	26,989	3,302	154,729
Effect of assumption update	41	21	(328)	(535)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	429	(131)	(818)	(529)	95	(954)
Adjusted balance, BOP	83,746	11,392	28,514	25,925	3,121	152,698
Issuances	11,192	418	1,215	573	0	13,398
Net premiums / considerations collected	(12,908)	(692)	(1,944)	(1,678)	(157)	(17,379)
Interest accrual	1,384	264	427	355	76	2,506
Foreign currency adjustment	(898)	0	(1,960)	(1,534)	0	(4,392)
Other adjustments	0	(3)	82	0	0	79
Balance at original discount rate, EOP	82,516	11,379	26,334	23,641	3,040	146,910
Effect of cumulative changes in discount rate assumptions, EOP	(15,077)	(590)	(1,347)	(1,232)	(128)	(18,374)
Balance, EOP	$67,439	$10,789	$24,987	$22,409	$2,912	$128,536
Other businesses, EOP						89
Total balance, EOP						$128,625

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$79,822	$79,036	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	563	7,355	603	23,606
Balance at original discount rate, BOP	155,886	20,186	80,385	86,391	12,742	355,590
Effect of assumption update	(481)	21	(106)	(407)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	483	(149)	(854)	(508)	95	(933)
Adjusted balance, BOP	155,888	20,058	79,425	85,476	12,443	353,290
Issuances	11,192	418	1,215	574	0	13,399
Interest accrual	3,003	470	1,282	1,089	303	6,147
Benefit payments	(6,317)	(795)	(2,437)	(2,632)	(155)	(12,336)
Foreign currency adjustment	(908)	0	(5,517)	(5,656)	0	(12,081)
Other adjustments	(63)	(10)	166	(4)	0	89
Balance at original discount rate, EOP	162,795	20,141	74,134	78,847	12,591	348,508
Effect of cumulative changes in discount rate assumptions, EOP	(20,163)	(1,108)	(5,612)	(11,151)	(1,445)	(39,479)
Balance, EOP	$142,632	$19,033	$68,522	$67,696	$11,146	$309,029
Other businesses, EOP						1,656
Total balance, EOP						$310,685

	Six Months Ended June 30, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$75,194	$8,243	$43,534	$45,287	$8,233	$180,491
Flooring impact, EOP	46	0	28	16	0	90
Balance, EOP, post-flooring	75,240	8,243	43,562	45,303	8,233	180,581
Less: Reinsurance recoverables	5,098	671	88	257	0	6,114
Balance after reinsurance recoverables, EOP, post-flooring	$70,142	$7,572	$43,474	$45,046	$8,233	$174,467
Other businesses, EOP(1)						1,506
Total balance after reinsurance recoverables, EOP						$175,973

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$66,671	$8,225	$50,846	$53,279	$8,309	$187,330
Flooring impact, EOP	1	0	17	2	0	20
Balance, EOP, post-flooring	66,672	8,225	50,863	53,281	8,309	187,350
Less: Reinsurance recoverables	0	707	104	211	0	1,022
Balance after reinsurance recoverables, EOP, post-flooring	$66,672	$7,518	$50,759	$53,070	$8,309	$186,328
Other businesses, EOP(1)						1,553
Total balance after reinsurance recoverables, EOP						$187,881
__________
(1)Reflects balance after reinsurance recoverables of $63 million and $71 million at June 30, 2024 and 2023, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30, 2024
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$133,585	$22,965	$61,195	$49,376	$6,823
Discounted expected future gross premiums (at original discount rate)	$89,770	$15,208	$47,373	$39,649	$4,521
Discounted expected future gross premiums (at current discount rate)	$71,759	$14,451	$45,365	$37,697	$4,339
Undiscounted expected future benefits and expenses	$255,559	$31,103	$126,349	$127,922	$29,860
Weighted-average duration of the liability in years (at original discount rate)	9	10	18	18	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	17	15	16
Weighted-average interest rate (at original discount rate)	4.72%	5.15%	3.49%	2.64%	4.91%
Weighted-average interest rate (at current discount rate)	5.56%	5.53%	3.67%	3.56%	5.77%

	Six Months Ended June 30, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$114,545	$23,200	$70,654	$57,912	$6,972
Discounted expected future gross premiums (at original discount rate)	$79,109	$15,427	$54,694	$46,591	$4,561
Discounted expected future gross premiums (at current discount rate)	$59,307	$14,789	$54,132	$45,778	$4,444
Undiscounted expected future benefits and expenses	$220,313	$31,195	$140,232	$142,232	$30,913
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	20	18	18
Weighted-average interest rate (at original discount rate)	4.39%	5.18%	3.45%	2.57%	4.91%
Weighted-average interest rate (at current discount rate)	5.30%	5.28%	2.85%	2.75%	5.47%

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

For both the first six months of 2024 and 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Six Months Ended June 30, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$3,956	$5,303	$14,874
Less: Flooring impact, BOP	0	1	1	2
Balance, BOP, pre-flooring	5,615	3,955	5,302	14,872
Effect of assumption update	370	(150)	(138)	82
Effect of actual variances from expected experience and other activity	(30)	(17)	(29)	(76)
Adjusted balance, BOP	5,955	3,788	5,135	14,878
Profits deferred	89	778	568	1,435
Interest accrual	118	80	77	275
Amortization	(292)	(570)	(492)	(1,354)
Foreign currency adjustment	(2)	(238)	(254)	(494)
Other adjustments	0	17	0	17
Balance, EOP, pre-flooring	5,868	3,855	5,034	14,757
Flooring impact, EOP	0	1	1	2
Balance, EOP, post-flooring	5,868	3,856	5,035	14,759
Less: Reinsurance recoverables	401	9	30	440
Balance after reinsurance recoverables, EOP, post-flooring	$5,467	$3,847	$5,005	14,319
Other businesses				154
Total balance after reinsurance recoverables, EOP				$14,473

	Six Months Ended June 30, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,532	$3,379	$5,261	$14,172
Less: Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of assumption update	35	(67)	(228)	(260)
Effect of actual variances from expected experience and other activity	19	(4)	(18)	(3)
Adjusted balance, BOP	5,586	3,308	5,014	13,908
Profits deferred	197	850	665	1,712
Interest accrual	113	71	76	260
Amortization	(282)	(579)	(512)	(1,373)
Foreign currency adjustment	14	(72)	(188)	(246)
Other adjustments	0	20	0	20
Balance, EOP, pre-flooring	5,628	3,598	5,055	14,281
Flooring impact, EOP	0	0	1	1
Balance, EOP, post-flooring	5,628	3,598	5,056	14,282
Less: Reinsurance recoverables	0	8	10	18
Balance after reinsurance recoverables, EOP, post-flooring	$5,628	$3,590	$5,046	14,264
Other businesses				149
Total balance after reinsurance recoverables, EOP				$14,413

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$14,308	$12,684
Flooring impact and amounts in AOCI	843	1,285
Balance, excluding amounts in AOCI, BOP, pre-flooring	15,151	13,969
Effect of assumption update	153	23
Effect of actual variances from expected experience and other activity	150	26
Adjusted balance, BOP	15,454	14,018
Assessments collected(1)	591	518
Interest accrual	262	239
Benefits paid	(168)	(153)
Other adjustments	13	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	16,152	14,622
Flooring impact and amounts in AOCI	(1,659)	(1,109)
Balance, including amounts in AOCI, EOP, post-flooring	14,493	13,513
Less: Reinsurance recoverables	7,026	5,484
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,467	8,029
Other businesses	63	147
Total balance after reinsurance recoverables	$7,530	$8,176
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.40%	3.39%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Benefit reserves, EOP, post-flooring	$182,150	$188,974
Deferred Profit Liability EOP, post-flooring	14,913	14,431
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	14,556	13,660
Subtotal of amounts disclosed above	211,619	217,065
Other Future Policy Benefits reserves(1)	50,711	51,584
Total Future Policy Benefits	$262,330	$268,649
__________
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company's Consolidated Statement of Operations as of the periods indicated:

	Six Months Ended June 30, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$13,223	$922	$0	$2,971	$2,756	$273	$20,145
Deferred profit liability	(254)	0	0	(138)	14	(7)	(385)
Additional insurance reserves	0	0	1,622	0	0	0	1,622
Total	$12,969	$922	$1,622	$2,833	$2,770	$266	$21,382

	Six Months Ended June 30, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$5,335	$923	$0	$3,340	$3,174	$273	$13,045
Deferred profit liability	(83)	0	0	(291)	18	34	(322)
Additional insurance reserves	0	0	1,547	0	0	0	1,547
Total	$5,252	$923	$1,547	$3,049	$3,192	$307	$14,270

	Six Months Ended June 30, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$1,619	$206	$0	$855	$734	$253	$3,667
Deferred profit liability	118	0	0	80	77	2	277
Additional insurance reserves	0	0	262	1	0	0	263
Total	$1,737	$206	$262	$936	$811	$255	$4,207

	Six Months Ended June 30, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$1,408	$202	$0	$867	$760	$242	$3,479
Deferred profit liability	113	0	0	71	76	2	262
Additional insurance reserves	0	0	239	0	0	1	240
Total	$1,521	$202	$239	$938	$836	$245	$3,981
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,738	$23,765	$7,095	$5,293	$27,439	$12,949	$38,450	$132,729
Deposits	3,466	3,755	2,815	491	1,224	1,048	3,207	16,006
Interest credited	356	224	105	75	379	624	444	2,207
Acquisitions and dispositions	0	0	0	0	0	(336)	0	(336)
Policy charges	(6)	(12)	0	(164)	(1,023)	(161)	(144)	(1,510)
Surrenders and withdrawals	(2,514)	(442)	(338)	(849)	(821)	(153)	(883)	(6,000)
Benefit payments	(292)	(38)	(37)	0	(69)	(135)	(1,122)	(1,693)
Net transfers (to) from separate account	0	49	0	(6)	285	0	0	328
Change in market value and other adjustments(1)	1	1,171	125	0	75	(11)	(14)	1,347
Foreign currency adjustment	0	0	0	0	0	(1,155)	(1,146)	(2,301)
Balance, EOP	$18,749	$28,472	$9,765	$4,840	$27,489	$12,670	$38,792	$140,777
Closed Block Division								4,424
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,622
Other(2)								4,168
Total Policyholders' account balance								$154,991
Weighted-average crediting rate	3.90%	1.71%	2.49%	2.96%	2.76%	9.75%	2.30%	3.23%
Net amount at risk(3)	$0	$0	$0	$74,276	$389,142	$18,168	$5,887	$487,473
Cash surrender value(4)	$18,749	$26,972	$8,193	$3,794	$23,664	$11,284	$34,059	$126,715

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	$118,377
Deposits	2,513	2,230	1,206	523	1,190	1,150	2,818	11,630
Interest credited	335	148	60	84	391	513	354	1,885
Acquisitions and Dispositions	0	0	0	0	0	0	0	0
Policy charges	(11)	(11)	(3)	(161)	(1,024)	(150)	(87)	(1,447)
Surrenders and withdrawals	(2,295)	(332)	(196)	(826)	(859)	(96)	(582)	(5,186)
Benefit payments	(272)	(40)	(40)	0	(81)	(137)	(1,002)	(1,572)
Net transfers (to) from separate account	0	16	0	0	1,155	0	0	1,171
Change in market value and other adjustments(1)	0	1,052	70	0	148	14	(2)	1,282
Foreign currency adjustment	0	0	0	0	0	(798)	(888)	(1,686)
Balance, EOP	$17,646	$20,587	$5,740	$5,459	$27,422	$11,664	$35,936	$124,454
Closed Block Division								4,543
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,930
Other(2)								4,816
Total Policyholders' account balance								$138,743
Weighted-average crediting rate	3.83%	1.55%	2.32%	2.99%	2.90%	8.98%	1.99%	3.11%
Net amount at risk(3)	$0	$0	$0	$72,764	$373,992	$17,126	$6,472	$470,354
Cash surrender value(4)	$17,646	$18,638	$4,541	$3,992	$22,936	$10,046	$31,477	$109,276
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,621 million and $5,832 million of Full Service account balances reinsured to Great-West as of June 30, 2024 and 2023, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.

“Policyholders’ account balances” for Institutional Retirement Strategies and Life Planner includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $5,436 million and $5,502 million at June 30, 2024 and 2023, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from two months to five years. Included in the amounts at June 30, 2024 and 2023 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $3,474 million and $3,470 million, respectively, and short-term note liability of $1,994 million and $2,068 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both June 30, 2024 and 2023. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$503	$0	$0	$0	$503
1.00% - 1.99%	1,519	0	0	0	1,519
2.00% - 2.99%	608	0	0	0	608
3.00% - 4.00%	4,674	0	0	0	4,674
Greater than 4.00%	2,118	0	0	0	2,118
Total	$9,422	$0	$0	$0	$9,422
Retirement Strategies - Individual Variable
Less than 1.00%	$618	$651	$254	$0	$1,523
1.00% - 1.99%	187	118	2	0	307
2.00% - 2.99%	24	5	4	0	33
3.00% - 4.00%	1,811	7	9	0	1,827
Greater than 4.00%	90	0	0	0	90
Total	$2,730	$781	$269	$0	$3,780
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$4	$10	$707	$721
1.00% - 1.99%	482	96	234	79	891
2.00% - 2.99%	548	461	563	16	1,588
3.00% - 4.00%	1,036	76	8	2	1,122
Greater than 4.00%	90	0	0	0	90
Total	$2,156	$637	$815	$804	$4,412
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$921	$921
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	27	0	0	0	27
3.00% - 4.00%	1,448	0	0	62	1,510
Greater than 4.00%	72	0	0	0	72
Total	$1,547	$0	$0	$983	$2,530
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$324	$324
1.00% - 1.99%	247	0	1,678	1,848	3,773
2.00% - 2.99%	31	1,480	2,837	448	4,796
3.00% - 4.00%	4,300	3,897	1,342	28	9,567
Greater than 4.00%	5,433	0	0	0	5,433
Total	$10,011	$5,377	$5,857	$2,648	$23,893
International Businesses - Life Planner
Less than 1.00%	$298	$40	$83	$2,560	$2,981
1.00% - 1.99%	2,601	25	0	0	2,626
2.00% - 2.99%	1,861	0	0	0	1,861
3.00% - 4.00%	351	0	0	0	351
Greater than 4.00%	375	0	0	0	375
Total	$5,486	$65	$83	$2,560	$8,194
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,348	$0	$0	$0	$15,348
1.00% - 1.99%	7,844	57	0	0	7,901
2.00% - 2.99%	2,894	293	32	0	3,219
3.00% - 4.00%	5,501	0	0	0	5,501
Greater than 4.00%	6,728	0	0	0	6,728
Total	$38,315	$350	$32	$0	$38,697

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,565	0	0	0	1,565
2.00% - 2.99%	557	0	0	0	557
3.00% - 4.00%	5,891	0	0	0	5,891
Greater than 4.00%	1,728	0	0	0	1,728
Total	$10,142	$0	$0	$0	$10,142
Retirement Strategies - Individual Variable
Less than 1.00%	$973	$834	$18	$0	$1,825
1.00% - 1.99%	232	2	1	0	235
2.00% - 2.99%	30	5	0	0	35
3.00% - 4.00%	2,119	8	10	0	2,137
Greater than 4.00%	101	0	0	0	101
Total	$3,455	$849	$29	$0	$4,333
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	559	136	245	84	1,024
2.00% - 2.99%	519	467	48	11	1,045
3.00% - 4.00%	355	8	0	0	363
Greater than 4.00%	100	0	0	0	100
Total	$1,533	$611	$293	$95	$2,532
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,342	$1,342
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	55	0	0	0	55
3.00% - 4.00%	1,621	0	0	0	1,621
Greater than 4.00%	3	0	0	0	3
Total	$1,679	$0	$0	$1,342	$3,021
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$36	$36
1.00% - 1.99%	164	0	2,681	363	3,208
2.00% - 2.99%	23	1,724	2,826	287	4,860
3.00% - 4.00%	7,386	2,024	1,308	11	10,729
Greater than 4.00%	5,560	0	0	0	5,560
Total	$13,133	$3,748	$6,815	$697	$24,393
International Businesses - Life Planner
Less than 1.00%	$342	$26	$91	$1,136	$1,595
1.00% - 1.99%	2,915	24	0	0	2,939
2.00% - 2.99%	2,080	0	0	0	2,080
3.00% - 4.00%	333	0	0	0	333
Greater than 4.00%	388	0	0	0	388
Total	$6,058	$50	$91	$1,136	$7,335
International Businesses - Gibraltar Life and Other
Less than 1.00%	$16,373	$0	$0	$0	$16,373
1.00% - 1.99%	9,143	68	0	0	9,211
2.00% - 2.99%	3,225	327	39	0	3,591
3.00% - 4.00%	3,943	0	0	0	3,943
Greater than 4.00%	2,612	0	0	0	2,612
Total	$35,296	$395	$39	$0	$35,730
____________
(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30, 2024
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$4,613	$359	$95	$5,067
Unearned revenue	436	71	9	516
Amortization expense	(118)	(9)	(2)	(129)
Other adjustments	0	(56)	(1)	(57)
FX adjustment	0	(26)	(8)	(34)
Balance, EOP	4,931	339	93	5,363
Less: Reinsurance recoverables	404	0	0	404
Balance after reinsurance recoverables, EOP	$4,527	$339	$93	$4,959
Other businesses				53
Total balance after reinsurance recoverables, EOP				$5,012

	Six Months Ended June 30, 2023
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$3,983	$231	$81	$4,295
Unearned revenue	412	69	11	492
Amortization expense	(100)	(4)	(3)	(107)
Other adjustments	0	1	0	1
FX adjustment	0	(16)	(4)	(20)
Balance, EOP	4,295	281	85	4,661
Less: Reinsurance recoverables	0	0	0	0
Balance after reinsurance recoverables, EOP	$4,295	$281	$85	$4,661
Other businesses				47
Total balance after reinsurance recoverables, EOP				$4,708

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Balance, BOP	$4,038	$4,987
Effect of cumulative changes in NPR	1,137	1,828
Balance, BOP, before effect of changes in NPR	5,175	6,815
Attributed fees collected	569	601
Claims paid	(42)	(59)
Interest accrual	130	173
Actual in force different from expected	(6)	36
Effect of changes in interest rates	(909)	(696)
Effect of changes in equity markets	(1,165)	(1,389)
Effect of assumption update	93	342
Issuances	29	5
Other adjustments	15	(22)
Balance, EOP, before effect of changes in NPR	3,889	5,806
Effect of cumulative changes in NPR	(942)	(1,751)
Balance, EOP	2,947	4,055
Less: Reinsured MRBs	635	637
Balance, EOP, net of reinsurance	2,312	3,418
Other businesses	47	93
Total net MRB balance	$2,359	$3,511

In both 2024 and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2024	June 30, 2023
	($ in millions)
Net amount at risk(1)	$9,358	$10,885
Weighted-average attained age of contractholders	71	69
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	June 30, 2024
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,441	$11	$1,452
Ceded	780	1	781
Total MRB assets	$2,221	$12	$2,233

Direct and assumed	$4,388	$59	$4,447
Ceded	145	0	145
Total MRB liabilities	$4,533	$59	$4,592

Net liability	$2,312	$47	$2,359

	June 30, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,185	$11	$1,196
Ceded	752	3	755
Total MRB assets	$1,937	$14	$1,951

Direct and assumed	$5,240	$106	$5,346
Ceded	115	1	116
Total MRB liabilities	$5,355	$107	$5,462

Net liability	$3,418	$93	$3,511

12. REINSURANCE

 The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s reserves on its in-force guaranteed universal life block of business as of December 31, 2023. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $363 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. Separately, effective September 2019, Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed index annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for under deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit receivables were

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$2,152 million and $1,619 million as of June 30, 2024 and December 31, 2023, respectively, and the funds withheld liabilities were $1,974 million and $1,518 million as of June 30, 2024 and December 31, 2023, respectively.

Effective September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. As a result of the transaction, the Company recognized a $240 million deferred reinsurance loss that will be amortized into income over the estimated remaining life of the reinsured contracts.

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

Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Empower and any such novated contracts shall cease to be reinsured under this agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Direct premiums	$6,851	$6,239	$21,673	$14,989
Reinsurance assumed	1,545	1,244	2,996	2,422
Reinsurance ceded	(576)	(574)	(1,312)	(1,139)
Premiums	$7,820	$6,909	$23,357	$16,272

Direct policy charges and fee income	$949	$927	$1,813	$1,893
Reinsurance assumed	299	307	599	615
Reinsurance ceded	(163)	(161)	(271)	(301)
Policy charges and fee income	$1,085	$1,073	$2,141	$2,207

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(339)	$8	$(189)	$88
Reinsurance assumed	8	83	79	83
Reinsurance ceded	34	(75)	(64)	(80)
Change in value of market risk benefits, net of related hedging gains (losses)	$(297)	$16	$(174)	$91

Direct policyholders’ benefits	$7,961	$6,264	$23,826	$15,858
Reinsurance assumed	1,938	2,222	3,781	3,787
Reinsurance ceded	(1,035)	(825)	(2,149)	(1,680)
Policyholders’ benefits	$8,864	$7,661	$25,458	$17,965

Direct change in estimates of liability for future policy benefits	$(213)	$453	$(67)	$429
Reinsurance assumed	63	(150)	58	(146)
Reinsurance ceded	(26)	(48)	(184)	(3)
Change in estimates of liability for future policy benefits	$(176)	$255	$(193)	$280

Reinsurance recoverables are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Individual and group annuities(1)	$7,095	$7,516
Life insurance(2)	9,470	8,806
Other reinsurance	385	415
Total reinsurance recoverables(3)(4)	$16,950	$16,737
__________
(1)Primarily represents $5,604 million and $5,981 million of reinsurance recoverables as of June 30, 2024 and December 31, 2023, respectively, established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $7,775 million and $8,543 million as of June 30, 2024 and December 31, 2023, respectively. Also includes reinsurance recoverables representing the modified coinsurance receivable established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,452 million and $1,485 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,013 million and $2,090 million as of June 30, 2024 and December 31, 2023, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,372 million and $1,396 million as of June 30, 2024 and December 31, 2023, respectively. Also includes net reinsurance recoverables of $716 million as of June 30, 2024 for the modified coinsurance receivable established under the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business.
(3)Net of $(11) million and $(12) million of allowance for credit losses as of June 30, 2024 and December 31, 2023, respectively.
(4)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $10,796 million and $10,574 million as of June 30, 2024 and December 31, 2023, respectively. Deposit receivables related to the reinsurance agreement with Prismic Re were $3,660 million and $3,771 million as of June 30, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 65% of the Company’s reinsurance recoverables as of June 30, 2024. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

As of June 30, 2024 and December 31, 2023, the Company recognized a policyholder dividend obligation of $2,627 million and $2,873 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,567) million and $(2,081) million at June 30, 2024 and December 31, 2023, respectively, with a corresponding amount reported in AOCI.

As of June 30, 2024, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024	December 31, 2023
	(in millions)
Closed Block liabilities
Future policy benefits	$42,965	$43,587
Policyholders’ dividends payable	641	648
Policyholders’ dividend obligation	60	792
Policyholders’ account balances	4,424	4,500
Other Closed Block liabilities	3,771	3,605
Total Closed Block liabilities	51,861	53,132
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,317	30,314
Fixed maturities, trading, at fair value	725	887
Equity securities, at fair value	1,861	1,970
Commercial mortgage and other loans	7,679	7,769
Policy loans	3,407	3,479
Other invested assets	4,816	4,513
Short-term investments	583	232
Total investments	48,388	49,164
Cash and cash equivalents	398	993
Accrued investment income	415	421
Other Closed Block assets	276	138
Total Closed Block assets	49,477	50,716
Excess of reported Closed Block liabilities over Closed Block assets	2,384	2,416
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,732)	(2,241)
Allocated to policyholder dividend obligation	2,567	2,081
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,219	$2,256

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2024
(in millions)
Balance, December 31, 2023	$792
Impact from earnings allocable to policyholder dividend obligation	(246)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(486)
Balance, June 30, 2024	$60

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Premiums	$433	$430	$842	$836
Net investment income	506	498	1,019	977
Realized investment gains (losses), net	(174)	(113)	(299)	(130)
Other income (loss)	43	140	207	240
Total Closed Block revenues	808	955	1,769	1,923
Benefits and Expenses
Policyholders’ benefits	604	610	1,188	1,182
Interest credited to policyholders’ account balances	29	29	59	59
Dividends to policyholders	162	292	437	594
General and administrative expenses	67	71	134	144
Total Closed Block benefits and expenses	862	1,002	1,818	1,979
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(54)	(47)	(49)	(56)
Income tax expense (benefit)	(73)	(54)	(88)	(86)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$19	$7	$39	$30

14. INCOME TAXES

The Company uses a full-year projected effective tax rate approach to calculate year-to-date taxes. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of joint ventures and other operating entities.” In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. In determining the year-to-date income tax provision, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. Taxes attributable to joint ventures and other operating entities are recorded within “Equity in earnings of joint ventures and other operating entities, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $553 million, or 19.7% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first six months of 2024, compared to an income tax expense of $505 million, or 20.5%, in the first six months of 2023. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

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

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allows an annual election to exclude from the U.S. tax return certain Global Intangible Low-Taxed Income (“GILTI”) amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2023 and 2024 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first six months of 2023 and 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2024	December 31, 2023
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	478	510
Subtotal commercial paper	503	535
Current portion of long-term debt:
Mortgage debt	85	83
Surplus notes subject to set-off arrangements(1)	1,750	2,000
Subtotal current portion of long-term debt	1,835	2,083
Subtotal	2,338	2,618
Less: assets under set-off arrangements(1)	1,750	2,000
Total short-term debt(2)	$588	$618
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$100	$110
Daily average commercial paper outstanding for the quarter ended	$1,474	$1,334
Weighted average maturity of outstanding commercial paper, in days	53	49
Weighted average interest rate on outstanding commercial paper	5.34%	5.50%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $25 million at both June 30, 2024 and December 31, 2023.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2024, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
Fixed-rate obligations:
Surplus notes	$347	$346
Surplus notes subject to set-off arrangements(1)(2)	11,384	9,790
Senior notes	10,110	10,112
Mortgage debt(3)	29	0
Floating-rate obligations:
Line of credit	255	255
Surplus notes subject to set-off arrangements(1)	580	580
Mortgage debt(3)	30	75
Junior subordinated notes(4)	8,582	8,094
Subtotal	31,317	29,252
Less: assets under set-off arrangements(1)	11,964	10,370
Total long-term debt(5)	$19,353	$18,882
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $6.4 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $59 million and $27 million of debt denominated in foreign currency at June 30, 2024 and December 31, 2023, respectively.
(4)Includes Prudential Financial debt of $8,543 million and $8,050 million at June 30, 2024, and December 31, 2023, respectively. Also includes subsidiary debt of $39 million and $44 million denominated in foreign currency at June 30, 2024, and December 31, 2023, respectively.
(5)Includes Prudential Financial debt of $18,653 million and $18,162 million at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes

In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due in March 2054, and also redeemed, in full, $0.5 billion in aggregate principal amount of 5.20% Fixed-to-Floating Rate Junior Subordinated Notes due in 2044.

Credit Facility Extension

In July 2024, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2029. Borrowings under the credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the operating needs of the Company and its subsidiaries. The credit facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under the facility are conditioned on the continued satisfaction of customary conditions, including the Company’s maintenance of consolidated net worth of at least $22.1 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests, equity attributable to the Closed Block, and certain adjustments related to the Company’s adoption of Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$51	$52	$2	$3
Interest cost	135	138	13	18
Expected return on plan assets	(239)	(232)	(19)	(22)
Amortization of prior service cost	(1)	0	(17)	(2)
Amortization of actuarial (gain) loss, net	23	17	2	2
Settlements	1	1	0	0
Special termination benefits	1	0	0	0
Net periodic (benefit) cost	$(29)	$(24)	$(19)	$(1)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$103	$103	$4	$5
Interest cost	270	276	26	36
Expected return on plan assets	(477)	(463)	(38)	(43)
Amortization of prior service cost	(1)	0	(34)	(4)
Amortization of actuarial (gain) loss, net	45	34	4	5
Settlements	1	1	0	0
Special termination benefits	1	0	0	0
Net periodic (benefit) cost	$(58)	$(49)	$(38)	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2023	666.3	307.1	359.2
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	4.5	(4.5)
Stock-based compensation programs(1)	0.0	(3.0)	3.0
Balance, June 30, 2024	666.3	308.6	357.7
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024. As of June 30, 2024, 4.5 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share of Common Stock	$1.30	$1.25	$2.60	$2.50

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	(827)	(10,584)	10,351	(196)	11	(1,245)
Amounts reclassified from AOCI	(20)	467	0	0	14	461
Income tax benefit (expense)	(81)	2,526	(2,606)	42	(37)	(156)
Balance, June 30, 2024	$(3,614)	$(18,804)	$16,292	$746	$(2,064)	$(7,444)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	(359)	5,184	(8,901)	(77)	10	(4,143)
Amounts reclassified from AOCI	1	381	0	0	35	417
Income tax benefit (expense)	(87)	(1,358)	2,324	16	(12)	883
Balance, June 30, 2023	$(2,719)	$(11,987)	$8,665	$1,387	$(1,995)	$(6,649)
__________
(1)Includes cash flow hedges of $1,499 million and $869 million as of June 30, 2024 and December 31, 2023, respectively, and $2,097 million and $2,616 million as of June 30, 2023 and December 31, 2022, respectively, and fair value hedges of $(70) million and $(60) million as of June 30, 2024 and December 31, 2023, respectively, and $(149) million and $(54) million as of June 30, 2023 and December 31, 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2024	2023	2024	2023
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$7	$(1)	$20	$(1)	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(17)	(6)	(20)	(29)	(3)
Cash flow hedges—Currency	2	3	4	8	(3)
Cash flow hedges—Currency/Interest rate	114	26	271	65	(3)
Fair value hedges—Currency	(3)	(2)	(5)	(4)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(735)	(266)	(717)	(421)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(639)	(245)	(467)	(381)	(4)
Amortization of defined benefit items:
Prior service cost	18	2	35	4	(5)
Actuarial gain (loss)	(25)	(19)	(49)	(39)	(5)
Total amortization of defined benefit items	(7)	(17)	(14)	(35)
Total reclassifications for the period	$(639)	$(263)	$(461)	$(417)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2023	$(72)	$(17,179)	$(484)	$1,306	$2,081	$3,135	$(11,213)
Net investment gains (losses) on investments arising during the period	(25)	(11,420)				2,822	(8,623)
Reclassification adjustment for (gains) losses included in net income	53	414				(115)	352
Reclassification due to allowance for credit losses recorded during the period	1	(1)				0	0
Impact of net unrealized investment (gains) losses			(652)	1,027	486	(181)	680
Balance, June 30, 2024	$(43)	$(28,186)	$(1,136)	$2,333	$2,567	$5,661	$(18,804)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,171			$496
Less: Income (loss) attributable to noncontrolling interests	(27)			(15)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	14			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,184	358.8	$3.30	$505	364.8	$1.38
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$14			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14			6
Stock options		0.2			0.2
Deferred and long-term compensation programs		1.5			1.1
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,184	360.5	$3.28	$505	366.1	$1.38

	Six Months Ended June 30,
	2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,322			$1,973
Less: Income (loss) attributable to noncontrolling interests	(14)			0
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	29			24
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,307	358.9	$6.43	$1,949	365.7	$5.33
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$29			$24
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	29			24
Stock options		0.3			0.2
Deferred and long-term compensation programs		1.3			1.0
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,307	360.5	$6.40	$1,949	366.9	$5.31

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2024 and 2023, as applicable, were based on 4.0 million and 4.1 million of such awards, respectively, and for both the six months ended June 30, 2024 and 2023, as applicable, were based on 4.1 million of such awards, weighted for the period they were outstanding.

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

	Three Months Ended June 30,
	2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.0	$0.00	1.7	$99.74
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.3
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.0		2.0

	Six Months Ended June 30,
	2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$110.42	1.4	$101.12
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.1		1.6

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$206	$179	$375	$330
U.S. Businesses:
Institutional Retirement Strategies	550	428	991	824
Individual Retirement Strategies	486	448	960	889
Retirement Strategies(1)	1,036	876	1,951	1,713
Group Insurance	121	139	166	164
Individual Life(1)	(87)	(59)	(208)	(161)
Total U.S. Businesses	1,070	956	1,909	1,716
International Businesses:
Life Planner	400	487	945	1,009
Gibraltar Life and Other	302	297	653	615
Total International Businesses	702	784	1,598	1,624
Corporate and Other(2)	(371)	(472)	(806)	(943)
Total segment adjusted operating income before income taxes	1,607	1,447	3,076	2,727
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(2)	128	(757)	31	(388)
Change in value of market risk benefits, net of related hedging gains (losses)	(297)	16	(174)	91
Market experience updates	47	(3)	15	45
Divested and Run-off Businesses:
Closed Block division	(60)	(48)	(63)	(52)
Other Divested and Run-off Businesses(2)	38	(1)	3	91
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(43)	(26)	(70)	(31)
Other adjustments(3)	(5)	(7)	(13)	(15)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities per Unaudited Interim Consolidated Financial Statements	$1,415	$621	$2,805	$2,468
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

	June 30, 2024	December 31, 2023
	(in millions)
Assets by segment:
PGIM	$38,270	$42,064
U.S. Businesses:
Institutional Retirement Strategies	119,582	111,308
Individual Retirement Strategies	145,609	139,934
Retirement Strategies	265,191	251,242
Group Insurance	38,294	39,214
Individual Life	115,137	116,449
Total U.S. Businesses	418,622	406,905
International Businesses:
Life Planner	75,399	81,164
Gibraltar Life and Other	100,816	110,060
Total International Businesses	176,215	191,224
Corporate and Other	32,265	29,842
Closed Block division	49,824	51,088
Total assets per Unaudited Interim Consolidated Financial Statements	$715,196	$721,123

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues by segment:
PGIM	$963	$849	$1,953	$1,747
U.S. Businesses:
Institutional Retirement Strategies	4,041	2,737	15,579	7,626
Individual Retirement Strategies	1,246	1,119	2,460	2,214
Retirement Strategies	5,287	3,856	18,039	9,840
Group Insurance	1,586	1,598	3,220	3,162
Individual Life	1,529	1,564	3,109	3,091
Total U.S. Businesses	8,402	7,018	24,368	16,093
International Businesses:
Life Planner	2,367	2,381	4,917	5,005
Gibraltar Life and Other	2,145	2,342	4,308	4,733
Total International Businesses:	4,512	4,723	9,225	9,738
Corporate and Other(1)	(36)	(7)	(6)	(13)
Total revenues on an adjusted operating income basis	13,841	12,583	35,540	27,565
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	234	(495)	542	17
Change in value of market risk benefits, net of related hedging gains (losses)	(297)	16	(174)	91
Market experience updates	0	(5)	(58)	19
Divested and Run-off Businesses:
Closed Block division	811	955	1,773	1,926
Other Divested and Run-off Businesses(1)	311	454	825	954
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(17)	(10)	(56)	(29)
Total revenues per Unaudited Interim Consolidated Financial Statements	$14,883	$13,498	$38,392	$30,543
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
PGIM segment intersegment revenues	$204	$198	$411	$403

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Asset-based management fees	$853	$789	$1,685	$1,577
Performance-based incentive fees	19	4	61	7
Other fees	129	125	254	251
Total asset management and service fees	$1,001	$918	$2,000	$1,835

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

Also in September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of the Company. These contracts represent approximately 70% of the Company’s in-force structured settlement annuities business. Separately, the Company, through PGIM, entered into an investment management agreement with Prismic to manage a large portion of Prismic Re's assets. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic and Prismic Re.

The related party balances with Prismic and Prismic Re impacted the Company’s balance sheet as of the periods indicated as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Reinsurance recoverables and deposit receivables	$9,264	$9,752
Other assets	$131	$132
Reinsurance and funds withheld payables (includes $34 and $508 of embedded derivatives at fair value at June 30, 2024 and December 31, 2023, respectively)	$7,979	$8,544
Accumulated other comprehensive income (loss)	$(92)	$335

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both June 30, 2024 and December 31, 2023. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and Prismic Re impacted the Company’s results of operations and cash flows for the period indicated as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(in millions)
Premiums	$19	$15
Asset management and service fees	9	18
Other income	35	74
Realized investment gains(losses), net	114	318
Policyholders’ benefits	(70)	(141)
Change in estimates of liability for future policy benefits	20	16
General and administrative expenses	8	19
Income (loss) from related parties, before income taxes	219	531
Other comprehensive income (loss), before tax	(224)	(92)
Total comprehensive income (loss), before tax	$(5)	$439

Six Months Ended June 30, 2024
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$(318)
Change in:
Other, net	$(364)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$180

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2024	December 31, 2023
	(in millions)
Total outstanding mortgage loan commitments	$1,821	$1,798
Portion of commitment where prearrangement to sell to investor exists	$381	$366

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both June 30, 2024 and December 31, 2023. The change in allowance is $0 million for both the three months and six months ended June 30, 2024 and 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2024	December 31, 2023
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$11,042	$10,675
Expected to be funded from separate accounts	$13	$39
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months or six months ended June 30, 2024 or 2023.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2024	December 31, 2023
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,893	$5,409
Fair value of related collateral associated with above indemnifications(1)	$6,020	$5,528
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $252 million and $0 million related to securities repurchase transactions as of June 30, 2024 and December 31, 2023, respectively.

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

Guarantees of Asset Values

	June 30, 2024	December 31, 2023
	(in millions)
Guaranteed value of third-parties’ assets	$76,469	$78,009
Fair value of collateral supporting these assets	$70,557	$73,186
Asset (liability) associated with guarantee, carried at fair value	$0	$(2)

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

Indemnification of Serviced Mortgage Loans

	June 30, 2024	December 31, 2023
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,145	$3,102
First-loss exposure portion of above	$909	$898
Accrued liability associated with guarantees(1)	$25	$28
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $13 million and $14 million as of June 30, 2024 and December 31, 2023, respectively. The change in allowance is a reduction of $1 million for both the three months ended June 30, 2024 and 2023, and a reduction of $1 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $25,056 million and $24,875 million of mortgages subject to these loss-sharing arrangements as of June 30, 2024 and December 31, 2023, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.98 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for either the six months ended June 30, 2024 or 2023.

Other Guarantees

	June 30, 2024	December 31, 2023
	(in millions)
Other guarantees where amount can be determined	$41	$36
Accrued liability for other guarantees and indemnifications	$32	$32

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of June 30, 2024, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities Litigation

City of Warren v. PFI, et al.

In March 2024, the court issued an order granting the motion for preliminary approval of the Settlement. In June 2024, the Court granted final approval of the Settlement and issued a final judgment dismissing the action with prejudice. This matter is now closed.

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In May 2024, the Court granted final approval of the Settlement and issued a final judgment dismissing the action with prejudice. This matter is now closed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and six months ended June 30, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.482 trillion of assets under management as of June 30, 2024, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Regulatory Developments

Retirement Security Rule

In April 2024, the U.S. Department of Labor (“DOL”) adopted a final rule, which had been proposed in October 2023, titled the “Retirement Security Rule,” and issued final amendments to several prohibited transaction class exemptions (“PTEs”) available to investment advice fiduciaries.

Key aspects of the final rule include, among other things: (1) a broader definition of “investment advice fiduciary,” which includes financial service providers who give compensated investment advice to individual retirement account owners, participants in workplace plans such as 401(k)s, and plan officials responsible for administering plans and managing plan assets; and (2) when relying on the amended PTEs, the requirement to comply with various conditions such as providing clients with certain information about their investment recommendations and complying with a best interest standard of care. The amended PTEs allow fiduciaries to engage in certain transactions that would otherwise be prohibited, provided they meet certain conditions designed to protect retirement investors.

The final rule and amended PTEs were scheduled to become effective in September 2024, with a one-year phase in period for certain conditions of the amended PTEs; however, there are pending legal challenges to the rule which could, among other things, delay its implementation in whole or in part. In July 2024, two United States District Courts issued orders staying the effective date of the rule during the pendency of the suits and any appeals. We are continuing to analyze the impact on our business and anticipate increased costs associated with compliance.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and have continued to sustain higher levels through the first six months of 2024, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $200 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2024, with an average portfolio yield of approximately 4.8%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.5% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $200 billion of fixed maturity securities and commercial mortgage loans are approximately $166 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $166 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2024
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$180
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$217

The $180 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in the first six months of 2024.

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

The portion of the general account supporting our Japanese operations has approximately $140 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2024, with an average portfolio yield of approximately 2.9%. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.0% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $140 billion of fixed maturity securities and commercial mortgage loans are approximately $13 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $13 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2024
(in billions)
Insurance products with fixed and guaranteed terms	$107
Contracts with a market value adjustment if canceled before maturity	33
Contracts with adjustable crediting rates subject to guaranteed minimums	8
Total	$148

The $107 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $33 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $8 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$14,883	$13,498	$38,392	$30,543
Benefits and expenses	13,468	12,877	35,587	28,075
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	1,415	621	2,805	2,468
Income tax expense (benefit)	264	123	553	505
Income (loss) before equity in earnings of joint ventures and other operating entities	1,151	498	2,252	1,963
Equity in earnings of joint ventures and other operating entities, net of taxes	20	(2)	70	10
Net income (loss)	1,171	496	2,322	1,973
Less: Income attributable to noncontrolling interests	(27)	(15)	(14)	0
Net income (loss) attributable to Prudential Financial, Inc.	$1,198	$511	$2,336	$1,973

Three Month Comparison. The $687 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2024 compared to the second quarter of 2023 reflected the following notable items on a pre-tax basis:

•$885 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$160 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);
•$50 million favorable variance from market experience updates; and
•$27 million favorable variance from our Divested and Run-off Businesses.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $313 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $141 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described above.

Six Month Comparison. The $363 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2024 compared to the first six months of 2023 reflected the following notable items on a pre-tax basis:

•$419 million favorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$349 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$265 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses);
•$99 million unfavorable variance from our Divested and Run-off Businesses; and
•$30 million unfavorable variance from market experience updates.

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $48 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described above.

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

Shown below are the impacts on our adjusted operating income from updates of actuarial assumptions and other refinements as discussed above. The information below is presented by each segment and Corporate and Other operations and includes a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of joint ventures and other operating entities.

	Three and Six Months Ended June 30,
	2024	2023
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement Strategies	$140	$6
Group Insurance	25	36
Individual Life	(98)	(26)
Total U.S. Businesses	67	16
International Businesses	(55)	13
Corporate and Other	(6)	(2)
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	6	27
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	831	(66)
Change in value of market risk benefits, net of related hedging gains (losses)	(88)	(275)
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses	110	(83)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$859	$(397)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$206	$179	$375	$330
U.S. Businesses:
Retirement Strategies	1,036	876	1,951	1,713
Group Insurance	121	139	166	164
Individual Life	(87)	(59)	(208)	(161)
Total U.S. Businesses	1,070	956	1,909	1,716
International Businesses	702	784	1,598	1,624
Corporate and Other(1)	(371)	(472)	(806)	(943)
Total segment adjusted operating income before income taxes(1)	1,607	1,447	3,076	2,727
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	128	(757)	31	(388)
Change in value of market risk benefits, net of related hedging gains (losses)	(297)	16	(174)	91
Market experience updates	47	(3)	15	45
Divested and Run-off Businesses(3):
Closed Block division	(60)	(48)	(63)	(52)
Other Divested and Run-off Businesses(1)	38	(1)	3	91
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(43)	(26)	(70)	(31)
Other adjustments(1)(5)	(5)	(7)	(13)	(15)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,415	$621	$2,805	$2,468
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

Segment results for the period presented above reflect the following:

PGIM. Results for both the second quarter and the first six months of 2024 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees and net other related revenues, partially offset by higher compensation expenses.

Retirement Strategies. Results for both the second quarter and the first six months of 2024 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, primarily driven by higher net investment spread results, partially offset by higher expenses, lower net fee income, and less favorable reserve experience.

Group Insurance. Results for the second quarter of 2024 decreased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily driven by higher expenses. Results for the first six months of 2024 increased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher underwriting results and higher net investment spread results, partially offset by higher expenses.

Individual Life. Results for both the second quarter and the first six months of 2024 decreased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased as a result of the first quarter 2024 reinsurance transaction.

International Businesses. Results for both the second quarter and the first six months of 2024 decreased in comparison to the prior year periods, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the second quarter of 2024 decreased, primarily driven by lower underwriting results and lower net investment spread results, partially offset by higher earnings from joint ventures and other operating entities, while results for the first six months of 2024 increased primarily driven by higher earnings from joint ventures and other operating entities and higher net investment spread results, partially offset by lower underwriting results.

Corporate and Other. Results for both the second quarter and the first six months of 2024 reflected decreased losses in comparison to the prior year periods, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for both the second quarter and the first six months of 2024 decreased in comparison to the prior year periods, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

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

	June 30, 2024	December 31, 2023
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.3	$7.2
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$6.6	$7.5
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $80.5 billion and $80.0 billion as of June 30, 2024 and December 31, 2023, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$3	$(12)	$6	$(9)
PGIM	0	0	0	0
Impact of intercompany arrangements(1)	3	(12)	6	(9)
Corporate and Other:
Impact of intercompany arrangements(1)	(3)	12	(6)	9
Settlement gains (losses) on forward currency contracts(2)	(6)	(7)	(9)	(4)
Net benefit (detriment) to Corporate and Other	(9)	5	(15)	5
Net impact on consolidated revenues and adjusted operating income	$(6)	$(7)	$(9)	$(4)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of both June 30, 2024 and 2023, the total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.1 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively, and will be recognized in earnings within

“Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 12% of the $1.1 billion balance as of June 30, 2024 will be recognized throughout the remainder of 2024, approximately 3% will be recognized in 2025, and the remaining balance will be recognized from 2026 through 2051.

Highly inflationary economies

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary, resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material given the relative size of our POA operations. As discussed further in “—International Businesses” below, in March 2024, the Company entered into a definitive agreement to sell POA and has transferred these operations into the Divested and Run-off Businesses that are included within our Corporate and Other operations. The transaction was completed in May 2024.

Enterprise Group, our strategic investment in Ghana, has historically utilized the Ghanaian cedi as its functional currency given it is the currency of the primary economic environment in which the entity operates. In the fourth quarter of 2023, Ghana experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Ghana’s economy was deemed to be highly inflationary, which requires the results of our investment in Enterprise Group to be remeasured in USD, effective January 1, 2024, as per the U.S. GAAP requirements described above. The impact to our financial statements was not material nor is it expected to have a material impact to our financial statements in future periods given the relative size of the investment.

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

•Insurance liabilities;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2024, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.2% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of both the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yield by 25 basis points, and now grade to rates of 3.50% and 1.25%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

•In July 2024, the Company decided to exit PGIM Wadhwani LLP (“PGIMW”), our London-based managed futures investment management firm; consequently, a range of strategic options are being considered to effectuate such an exit. The results of PGIMW for the second quarter of 2024 are reflected in Divested and Run-off Businesses included within our Corporate and Other operations.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating results(1):
Revenues	$963	$849	$1,953	$1,747
Expenses	757	670	1,578	1,417
Adjusted operating income	206	179	375	330
Realized investment gains (losses), net, and related charges and adjustments	0	(1)	0	(1)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	7	(47)	18	(34)
Other adjustments(2)	(5)	(8)	(13)	(16)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$208	$123	$380	$279
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $27 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses, partially offset by higher compensation expenses.

Six Month Comparison. Adjusted operating income increased $45 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses, partially offset by higher compensation expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$377	$357	$755	$719
Retail customers(1)	281	253	557	496
General account	119	116	239	231
Total asset management fees	777	726	1,551	1,446
Other related revenues by source:
Incentive fees	19	4	60	7
Transaction fees	10	3	14	7
Seed and co-investments	30	38	71	71
Commercial mortgage(2)	12	13	19	25
Total other related revenues	71	58	164	110
Service, distribution and other revenues	115	65	238	191
Total revenues	$963	$849	$1,953	$1,747
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

Three Month Comparison. Revenues increased $114 million. Asset management fees increased, primarily reflecting equity market appreciation and strong investment performance, as well as the impact of the Deerpath acquisition. Service, distribution and other revenues were favorable, primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues were favorable, primarily reflecting higher incentive fees due to the impact of the Deerpath acquisition and strong investment performance.

Expenses increased $87 million, primarily reflecting higher variable expenses corresponding to higher revenues from certain consolidated funds, as discussed above, and an increase in overall segment earnings. The increase also reflects higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance.

Six Month Comparison. Revenues increased $206 million. Asset management fees increased, primarily reflecting equity market appreciation and strong investment performance, as well as the impact of the Deerpath acquisition. Other related revenues were favorable, primarily reflecting higher incentive fees due to the impact of the Deerpath acquisition and strong investment performance. Service, distribution and other revenues were favorable, primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds).

Expenses increased $161 million, primarily reflecting higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance. The increase also reflects higher variable expenses related to performance-based incentive fees and an increase in overall segment earnings, as well as from higher revenues from certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	June 30, 2024	December 31, 2023	June 30, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$208.6	$183.6	$177.5
Public fixed income	807.4	799.8	780.1
Real estate	127.0	129.2	128.7
Private credit and other alternatives	113.3	112.1	105.3
Multi-asset	71.8	73.4	74.2
Total PGIM assets under management	$1,328.1	$1,298.1	$1,265.8

Assets under management within other reporting segments(2)	153.9	151.5	148.8
Total PFI assets under management	$1,482.0	$1,449.6	$1,414.6
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

The following table sets forth assets under management by source as of the dates indicated:

	June 30, 2024	December 31, 2023	June 30, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$604.4	$582.6	$556.7
Retail customers	349.9	330.3	324.1
General account	373.8	385.2	385.0
Total PGIM assets under management	$1,328.1	$1,298.1	$1,265.8

Assets under management within other reporting segments(2)	153.9	151.5	148.8
Total PFI assets under management	$1,482.0	$1,449.6	$1,414.6
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2023	2024	2023	2024
	(in billions)
Beginning assets under management	$1,341.4	$1,269.8	$1,298.1	$1,228.4	$1,265.8
Institutional third-party flows	(8.9)	(3.0)	17.2	(13.2)	7.1
Retail third-party flows	(0.6)	(2.2)	(0.1)	(6.0)	(9.2)
Total third-party flows	(9.5)	(5.2)	17.1	(19.2)	(2.1)
Affiliated flows(1)	1.8	(4.2)	8.9	(2.1)	5.4
Market appreciation (depreciation)(2)	4.5	15.5	23.4	65.7	76.0
Foreign exchange rate impact	(4.1)	(6.3)	(10.0)	(6.4)	(7.9)
Net money market activity and other increases (decreases)	(6.0)	(3.8)	(9.4)	(0.6)	(9.1)
Ending assets under management	$1,328.1	$1,265.8	$1,328.1	$1,265.8	$1,328.1
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.

PGIM’s assets under management as of June 30, 2024 increased $62 billion in comparison to the prior year quarter, primarily driven by equity market appreciation, tightening credit spreads and strong investment performance, partially offset by the impacts of higher interest rates and unfavorable foreign exchange rates. PGIM’s assets under management as of June 30, 2024 increased $30 billion in comparison to the prior year end, primarily driven by equity market appreciation, strong investment performance and fixed income net inflows, partially offset by unfavorable foreign exchange rate impacts and the impacts of higher interest rates.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2024, these assets decreased $1.0 billion compared to December 31, 2023, primarily reflecting market depreciation and unfavorable foreign exchange rate impacts, partially offset by private capital net inflows.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third-party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in billions)
Private capital deployed:
Real estate debt and equity	$5.5	$3.9	$7.5	$7.6
Private credit and equity	5.2	4.0	8.5	6.7
Total private capital deployed	$10.7	$7.9	$16.0	$14.3

Seed and Co-Investments

As of June 30, 2024 and December 31, 2023, PGIM had approximately $1,282 million and $1,088 million of seed investments and $463 million and $443 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$1,036	$876	$1,951	$1,713
Group Insurance	121	139	166	164
Individual Life	(87)	(59)	(208)	(161)
Total U.S. Businesses	1,070	956	1,909	1,716
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	320	(515)	(72)	(530)
Change in value of market risk benefits, net of related hedging gains (losses)	(306)	9	(186)	88
Market experience updates	(14)	15	(69)	113
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	(1)	1	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,070	$464	$1,583	$1,387
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $114 million primarily due to:

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net benefit from these updates in the second quarter of 2024 in our Institutional Retirement Strategies business, partially offset by a net charge in our Individual Life business;

•Higher underwriting results, primarily reflecting the impact of the reinsurance transaction of certain guaranteed universal life policies in our Individual Life business; and

•Higher net investment spread results, primarily reflecting higher reinvestment rates and business growth, partially offset by the impact of the reinsurance transaction of certain guaranteed universal life policies in our Individual Life business and lower income on non-coupon investments.

Six Month Comparison. Adjusted operating income for our U.S. Businesses increased by $193 million primarily due to:

•Higher net investment spread results, primarily reflecting higher reinvestment and short-term rates, business growth, and higher income on non-coupon investments, partially offset by the impact of the reinsurance transaction of certain guaranteed universal life policies in our Individual Life business;

•Higher underwriting results, primarily reflecting the impact of the reinsurance transaction of certain guaranteed universal life policies in our Individual Life business, as well as more favorable mortality experience in our Group Insurance business, partially offset by less favorable reserve experience in our Institutional Retirement Strategies business; and

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net benefit from these updates in the second quarter of 2024 in our Institutional Retirement Strategies business, partially offset by a net charge in our Individual Life business.

•Partially offsetting these increases were higher expenses, primarily driven by higher operating expenses in our Group Insurance and Institutional Retirement Strategies businesses; and

•Lower fee income, net of distribution expenses, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows, partially offset by favorable equity markets.

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

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$4,041	$2,737	$15,579	$7,626
Individual Retirement Strategies	1,246	1,119	2,460	2,214
Total revenues	5,287	3,856	18,039	9,840
Benefits and expenses:
Institutional Retirement Strategies	3,491	2,309	14,588	6,802
Individual Retirement Strategies	760	671	1,500	1,325
Total benefits and expenses	4,251	2,980	16,088	8,127
Adjusted operating income:
Institutional Retirement Strategies	550	428	991	824
Individual Retirement Strategies	486	448	960	889
Total adjusted operating income	1,036	876	1,951	1,713
Realized investment gains (losses), net, and related charges and adjustments(1)	354	(361)	51	(405)
Change in value of market risk benefits, net of related hedging gains (losses)	(306)	9	(186)	88
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	(1)	1	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,084	$523	$1,817	$1,396
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $122 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a $132 million net benefit from this update, mainly driven by a reduction in expected benefit payments, while results for 2023 included a net benefit of $6 million. Excluding this item, adjusted operating income decreased $4 million driven by higher operating expenses and less favorable reserve experience. This decrease was mostly offset by higher net investment spread results, primarily reflecting business growth and higher reinvestment rates, partially offset by lower income on non-coupon investments.

Adjusted operating income from our Individual Retirement Strategies business increased $38 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2024 included a net benefit of $8 million while the results for the second quarter of 2023 had no net impact from our annual reviews and update of assumptions. Excluding this item, adjusted operating income increased $30 million primarily driven by higher net investment spread results due to growth in indexed variable annuities and higher reinvestment rates. This increase was partially offset by higher amortization costs as well as lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets.

Six Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $167 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $41 million, driven by higher net investment spread results, primarily reflecting business growth and higher reinvestment rates. This increase was partially offset by higher operating expense and less favorable reserve experience.

Adjusted operating income from our Individual Retirement Strategies business increased $71 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $63 million, primarily driven by higher net investment spread results due to higher reinvestment rates, more favorable short-term interest rates and growth in indexed variable annuities. This increase was partially offset by lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business increased $1,304 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $1,604 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $1,182 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $1,608 million. Policyholders’ benefits, including changes in reserves, increased primarily related to the higher pension risk transfer premiums discussed above, and less favorable reserve experience primarily driven by mortality related losses.

Revenues from our Individual Retirement Strategies business increased $127 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $135 million primarily driven by higher net investment income due to growth in indexed variable annuities and higher reinvestment rates.

Benefits and expenses of our Individual Retirement Strategies business increased $89 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $105 million primarily driven by higher interest credited to policyholders’ account balances and higher general and administrative expenses, net of capitalization.

Six Month Comparison. Revenues from our Institutional Retirement Strategies business increased $7,953 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $8,253 million. This increase primarily reflected higher pension risk transfer premiums due to significant sales in the current period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $7,786 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $8,212 million. Policyholders’ benefits, including changes in reserves, increased primarily related to the higher pension risk transfer premiums discussed above, and less favorable reserve experience primarily driven by mortality related losses.

Revenues from our Individual Retirement Strategies business increased $246 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $254 million primarily driven by higher net investment income due to higher reinvestment rates and growth in indexed variable annuities.

Benefits and expenses of our Individual Retirement Strategies business increased $175 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $191 million primarily driven by higher interest credited to policyholders’ account balances and higher general and administrative expenses, net of capitalization.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2023	2024	2023	2024
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$274,630	$252,952	$267,654	$251,818	$258,533
Additions(2)	4,011	5,686	15,001	9,514	33,985
Withdrawals and benefits	(6,164)	(5,865)	(12,581)	(11,339)	(26,525)
Change in market value, interest credited and interest income	1,919	2,456	4,574	4,279	8,017
Other(3)	(268)	3,304	(520)	4,261	118
Ending total account value, gross	274,128	258,533	274,128	258,533	274,128
Reinsurance ceded	(9,129)	0	(9,129)	0	(9,129)
Ending total account value, net	$264,999	$258,533	$264,999	$258,533	$264,999
__________
(1)Beginning total account values, net, were $265,451 million and $252,952 million for the three months ended June 30, 2024 and 2023, respectively, $258,417 million and $251,818 million for the six months ended June 30, 2024 and 2023, respectively, and $258,533 million for the twelve months ended June 30, 2024.
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
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2024 and 2023, “Other” activity also includes $611 million in receipts offset by $918 million in payments and $441 million in receipts offset by $727 million in payments, respectively, and for the six months ended June 30, 2024 and 2023, includes $1,683 million in receipts offset by $1,851 million in payments and $1,709 million in receipts offset by $1,771 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The decrease in Institutional Retirement Strategies net account values for the three months ended June 30, 2024 reflects net withdrawals, partially offset by interest credited on customer funds and an increase in the market value of assets.

The increase in Institutional Retirement Strategies net account values for the six months and twelve months ended June 30, 2024 reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, interest credited on customer funds and an increase in the market values of assets. The increase in net account values for the twelve months ended June 30, 2024 was partially offset by the reinsurance of certain structured settlement annuity contracts.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2023	2024	2023	2024
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$134,700	$123,804	$129,708	$120,022	$126,297
Sales	3,486	1,901	6,800	3,576	10,859
Full surrenders and death benefits	(2,789)	(1,651)	(5,354)	(3,139)	(8,981)
Sales, net of full surrenders and death benefits	697	250	1,446	437	1,878
Partial withdrawals and other benefit payments	(1,221)	(1,057)	(2,511)	(2,177)	(4,865)
Net flows	(524)	(807)	(1,065)	(1,740)	(2,987)
Change in market value, interest credited and other activity	1,748	3,864	7,829	9,194	14,259
Policy charges	(549)	(564)	(1,097)	(1,179)	(2,194)
Ending total account value, gross	135,375	126,297	135,375	126,297	135,375
Reinsurance ceded	(11,476)	(11,584)	(11,476)	(11,584)	(11,476)
Ending total account value, net(2)	$123,899	$114,713	$123,899	$114,713	$123,899
__________
(1)Beginning total account values, net, were $123,012 million and $122,725 million for the three months ended June 30, 2024 and 2023, respectively, $117,911 million and $119,205 million for the six months ended June 30, 2024 and 2023, respectively, and $114,713 million for the twelve months ended June 30, 2024.
(2)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $115.3 billion and $109.1 billion as of June 30, 2024 and 2023, respectively. Fixed annuity account values were $8.6 billion and $5.7 billion as of June 30, 2024 and 2023, respectively.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months and six months ended June 30, 2024 increased in comparison to the prior year period driven by higher sales of indexed variable and fixed annuities products, partially offset by higher full surrenders.

The increase in Individual Retirement Strategies net account values for the three months, six months and twelve months ended June 30, 2024 was primarily driven by market value appreciation, partially offset by policy charges on contractholder accounts and net outflows.

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

	June 30, 2024		December 31, 2023		June 30, 2023
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$68,434	55%	$70,013	58%	$70,734	59%
ALM strategy only(3)	1,891	2%	1,933	2%	1,981	2%
Automatic rebalancing only	78	0%	80	0%	81	0%
External reinsurance(4)	11,386	9%	12,418	10%	12,695	11%
PDI	1,415	1%	1,536	1%	1,558	1%
Other products	1,582	1%	1,585	1%	1,602	1%
Total living benefit/GMDB features	84,786		87,565		88,651
GMDB features and other(5)	39,766	32%	33,873	28%	30,633	26%
Total variable annuity account value	$124,552		$121,438		$119,284
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes retained PDI which is presented separately within this table.
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

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$228	$1,432	$1,796	$1,484
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	812	(91)	853	187
Change in the NPR adjustment, excluding changes recognized in OCI	(14)	27	(65)	37
Change in the fair value of hedge assets(4)(5)	(518)	(1,462)	(1,972)	(1,658)
Other(6)	(97)	26	(157)	(74)
Total Individual Retirement Strategies results excluded from adjusted operating income	411	(68)	455	(24)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(363)	(285)	(589)	(293)
Total results excluded from adjusted operating income	$48	$(353)	$(134)	$(317)
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
(5)Results for the six months ended June 30, 2023 include changes in the fair value of equity derivatives related to the capital hedge program of $(225) million that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, deferred policy acquisition costs (“DAC”) amortization, trading gains or losses, and other activity.

For the three months ended June 30, 2024, the gain of $48 million was primarily driven by the favorable impact from our annual reviews and update of assumptions and other refinements as well as favorable equity market performance, partially offset by the impact of rising interest rates on derivatives and fixed maturity securities. For the six months ended June 30, 2024, the loss of $134 million was primarily driven by the impact of rising interest rates on derivatives and fixed maturity securities, partially offset by a favorable impact from our annual reviews and update of assumptions and other refinements as well as favorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Operating results:
Revenues	$1,586	$1,598	$3,220	$3,162
Benefits and expenses	1,465	1,459	3,054	2,998
Adjusted operating income	121	139	166	164
Realized investment gains (losses), net, and related charges and adjustments	(22)	(40)	(30)	(49)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$99	$99	$136	$115
Benefits ratios(1)(4):
Group life(2)	85.3%	83.0%	87.7%	87.9%
Group disability(2)	64.1%	66.4%	67.8%	66.1%
Total Group Insurance(2)	79.4%	78.7%	82.1%	82.2%
Administrative operating expense ratios(3)(4):
Group life	11.8%	11.9%	12.0%	11.8%
Group disability	26.5%	25.6%	26.2%	25.4%
Total Group Insurance	15.8%	15.4%	15.9%	15.3%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 85.3%, 70.4% and 81.1% for the three months ended June 30, 2024, respectively; 87.7%, 70.9% and 82.9% for the six months ended June 30, 2024, respectively; 85.1%, 69.8% and 81.1% for the three months ended June 30, 2023, respectively; and 89.0%, 67.8% and 83.5% for the six months ended June 30, 2023, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $18 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2024 and 2023 included net benefits from this update of $25 million and $36 million, respectively. Excluding this item, adjusted operating income decreased $7 million, primarily reflecting higher operating expenses, largely supporting business growth. Underwriting results in our group disability business were higher, reflecting an increase in supplemental health product sales, but were offset by lower underwriting results in our group life business, driven by less favorable mortality experience on non-experience-rated contracts.

Six Month Comparison. Adjusted operating income increased $2 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $13 million, primarily reflecting higher underwriting results in our group life business, driven by more favorable mortality experience on both non-experience- and experience-rated contracts, and higher net investment spread results driven by higher reinvestment rates. These increases were partially offset by higher operating expenses, largely supporting business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $12 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $9 million. The decrease primarily reflected lower premiums and policy charges and fee income driven by the impact from more favorable mortality on experience-rated contracts in our group life business, with offsets in policyholders’ benefits and changes in reserves, as discussed below.

Benefits and expenses increased $6 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $2 million. The decrease primarily reflected more favorable mortality experience on experience-rated contracts in our group life business, as discussed above, mostly offset by higher general and administrative expenses, largely supporting business growth.

Six Month Comparison. Revenues increased $58 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $61 million. The increase primarily reflected higher premiums and policy charges and fee income, driven by business growth in our group disability business, including supplemental health products, and higher net investment income driven by higher reinvestment rates.

Benefits and expenses increased $56 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $48 million. The increase primarily reflected higher general and administrative expenses, largely supporting business growth, as well as higher policyholders’ benefits and changes in reserves, driven by less favorable claims experience on long-term disability contracts and from business growth, as described above in our group disability business. This was partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Annualized new business premiums(1):
Group life	$27	$32	$216	$194
Group disability	19	25	208	182
Total	$46	$57	$424	$376
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2024 decreased $11 million compared to the prior year period, primarily driven by lower sales in both our group disability and group life businesses in the National Market segment.

Total annualized new business premiums for the six months ended June 30, 2024 increased $48 million compared to the prior year period, primarily driven by higher sales in our group disability business, including an increase in supplemental health product sales, and higher enrollment in our group life business in the National Market segment. This increase was partially offset by lower sales in the Premier Market segment in both our group disability and group life businesses, reflecting the absence of outsized sales in the prior year period.

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

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues	$1,529	$1,564	$3,109	$3,091
Benefits and expenses	1,616	1,623	3,317	3,252
Adjusted operating income	(87)	(59)	(208)	(161)
Realized investment gains (losses), net, and related charges and adjustments(1)	(12)	(114)	(93)	(76)
Market experience updates	(14)	15	(69)	113
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(113)	$(158)	$(370)	$(124)
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $28 million, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2024 included a net charge of $98 million driven by unfavorable impacts related to assumptions for policyholder behavior, while 2023 included a net charge of $26 million primarily related to model refinements. Excluding this item, adjusted operating income increased $44 million, primarily driven by lower expenses and higher underwriting results reflecting the reinsurance transaction of certain guaranteed universal life policies, as discussed above. These increases were partially offset by lower net investment spread results reflecting the impact from this reinsurance transaction, partially offset by higher reinvestment rates.

Six Month Comparison. Adjusted operating income decreased $47 million, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $25 million primarily reflecting higher underwriting results reflecting the reinsurance transaction, as discussed above. This increase was partially offset by lower net investment spread results reflecting the impacts from this reinsurance transaction, partially offset by higher income on non-coupon investments and higher reinvestment rates.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $35 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $34 million, primarily driven by realized investment losses, reflecting the ceding of investment results related to the reinsurance transaction, as discussed above. These decreases were partially offset by higher net investment income reflecting higher reinvestment rates, and higher policy charges and net fee income due to business growth.

Benefits and expenses decreased $7 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $78 million, primarily driven by lower policyholders’ benefits, including changes in reserves, as a result of the reinsurance transaction discussed above, partially offset by business growth as well as lower general and administrative expenses.

Six Month Comparison. Revenues increased $18 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $19 million, primarily driven by higher net investment income reflecting higher income on non-coupon investments and higher reinvestment rates as well as higher policy charges and fee income due to business growth. These increases were partially offset by realized investment losses, reflecting the ceding of investment results related to the reinsurance transaction, as discussed above.

Benefits and expenses increased $65 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $6 million, primarily driven by favorable changes in estimates of the liability for future policy benefits and lower interest credited to policyholders’ account balances attributed to the reinsurance transaction, as discussed above. These decreases were largely offset by higher interest expense driven by higher interest rates and higher general and administrative expenses associated with the reinsurance transaction, as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$38	$109	$147	$32	$114	$146
Term Life	5	29	34	5	26	31
Universal Life	1	21	22	1	19	20
Total	$44	$159	$203	$38	$159	$197

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$68	$195	$263	$59	$196	$255
Term Life	9	56	65	10	44	54
Universal Life	2	40	42	2	35	37
Total	$79	$291	$370	$71	$275	$346

Total annualized new business premiums for the second quarter of 2024 increased $6 million reflecting higher Prudential Advisors variable life sales and third-party term life and universal life sales, partially offset by lower third-party variable life sales. Total annualized new business premiums for the first six month of 2024 increased $24 million, primarily reflecting higher third-party term life and universal life sales, as well as higher Prudential Advisors variable life sales.

International Businesses

Business Update

•In March 2024, the Company entered into a definitive agreement with Grupo ST S.A. to sell Prudential of Argentina (“POA”). Effective in the first quarter of 2024, the results of POA and the impact of its sale were reflected in the Divested and Run-off Businesses that are included within our Corporate and Other operations. The transaction, which did not have a material impact on the Company’s results, was completed in May 2024.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues:
Life Planner	$2,367	$2,381	$4,917	$5,005
Gibraltar Life and Other	2,145	2,342	4,308	4,733
Total revenues	4,512	4,723	9,225	9,738
Benefits and expenses:
Life Planner	1,967	1,894	3,972	3,996
Gibraltar Life and Other	1,843	2,045	3,655	4,118
Total benefits and expenses	3,810	3,939	7,627	8,114
Adjusted operating income:
Life Planner	400	487	945	1,009
Gibraltar Life and Other	302	297	653	615
Total adjusted operating income	702	784	1,598	1,624
Realized investment gains (losses), net, and related charges and adjustments(1)	(256)	(112)	(38)	323
Change in value of market risk benefits, net of related hedging gains (losses)	9	7	12	3
Market experience updates	58	(18)	81	(65)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(13)	(7)	(49)	(23)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$500	$654	$1,604	$1,862
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $87 million, including a net unfavorable impact of $7 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $56 million net charge in the second quarter of 2024, driven by unfavorable impacts related to assumptions for policyholder behavior reflecting higher surrenders, compared to a $5 million net charge in the second quarter of 2023.

Excluding these items, adjusted operating income from our Life Planner operations decreased $29 million, primarily reflecting lower net investment spread results, driven by lower income on non-coupon investments, and higher variable expenses primarily to support business growth in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations increased $5 million, including a net favorable impact of $4 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in the second quarter of 2024 compared to a $18 million net benefit in the second quarter of 2023.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations increased $18 million, primarily reflecting higher earnings from joint ventures and other operating entities, lower operating expenses, and higher net investment spread results, primarily driven by higher reinvestment rates, partially offset by lower income on non-coupon investments. These increases were partially offset by lower underwriting results, primarily driven by the decline of business in force in Japan.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $64 million, including a net unfavorable impact of $22 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $9 million, primarily reflecting higher net investment spread driven by higher reinvestment rates, partially offset by lower income on non-coupon investments. This increase was largely offset by lower underwriting results, primarily due to the decline in business in force in Japan, partially offset by the growth of business in force in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations increased $38 million, including a net favorable impact of $9 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $46 million, primarily reflecting higher earnings from joint ventures and other operating entities and lower operating expenses. The increase also reflects higher net investment spread results, primarily driven by higher income on non-coupon investments. These increases were partially offset by lower underwriting results, primarily driven by the decline of business in force in Japan.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations decreased $14 million, including a net unfavorable impact of $102 million from currency fluctuations and a net benefit of $74 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $14 million, primarily reflecting higher net investment income driven by portfolio growth and higher reinvestment rates. This increase was partially offset by lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil.

Benefits and expenses of our Life Planner operations increased $73 million, including a net favorable impact of $95 million from currency fluctuations and a net charge of $125 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $43 million, primarily reflecting unfavorable changes in estimates of the liability for future policy benefits, higher interest credited to policyholders’ account balances reflecting growth in variable and investment products in Japan, and higher general and administrative expenses. These increases were partially offset by lower policyholder benefits, including changes in reserves, due to the decline of business in force in Japan, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $197 million, including a net unfavorable impact of $90 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding this item, revenues decreased $25 million, primarily reflecting lower premiums due to the decline of business in force, as well as higher investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income driven by higher reinvestment rates, partially offset by lower income on non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $202 million, including a net favorable impact of $94 million from currency fluctuations and a net benefit of $65 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $43 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above, as well as favorable changes in estimates of the liability for future policy benefits. These decreases were partially offset by higher interest credited to policyholders’ account balances, reflecting growth in investment products in Japan.

Six Month Comparison. Revenues from our Life Planner operations decreased $88 million, including a net unfavorable impact of $209 million from currency fluctuations and a net benefit of $74 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $47 million, primarily reflecting higher net investment income driven by portfolio growth and higher reinvestment rates, and higher policy charges and fee income reflecting growth in variable and investment products in Japan. These increases were partially offset by lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil.

Benefits and expenses of our Life Planner operations decreased $24 million, including a net favorable impact of $187 million from currency fluctuations and a net charge of $125 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $38 million, primarily reflecting unfavorable changes in estimates of the liability for future policy benefits and higher interest credited to policyholders’ account balances, reflecting growth in variable and investment products in Japan, partially offset by lower policyholder benefits, including changes in reserves, due to the decline of business in force in Japan, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $425 million, including a net unfavorable impact of $184 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $159 million, primarily reflecting lower premiums attributable to ceded reinsurance, which is mostly offset in policyholders’ benefits below, and to the decline of business in force, as well as higher investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income from higher income on non-coupon investments, portfolio growth and higher reinvestment rates, as well as higher earnings from joint ventures and other operating entities.

Benefits and expenses of our Gibraltar Life and Other operations decreased $463 million, including a net favorable impact of $193 million from currency fluctuations and a net benefit of $65 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $205 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to ceded reinsurance and the decline of business in force, as discussed above, and lower general and administrative expenses. These decreases were partially offset by higher interest credited on policyholders’ account balances, reflecting growth in investment products in Japan.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$251	$249	$544	$526
Gibraltar Life and Other	268	241	492	472
Total	$519	$490	$1,036	$998
On a constant exchange rate basis:
Life Planner	$257	$235	$548	$500
Gibraltar Life and Other	275	243	504	475
Total	$532	$478	$1,052	$975

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$124	$21	$71	$41	$257	$119	$19	$65	$32	$235
Gibraltar Life and Other:
Life Consultants	23	4	18	79	124	32	6	4	104	146
Banks	3	0	0	72	75	7	0	0	44	51
Independent Agency	8	5	25	38	76	15	9	22	0	46
Subtotal	34	9	43	189	275	54	15	26	148	243
Total	$158	$30	$114	$230	$532	$173	$34	$91	$180	$478
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $22 million, primarily driven by higher life product sales in Brazil. In Japan, higher investment contract and retirement product sales were partially offset by lower life product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $32 million. Independent Agency and Bank channel sales increased $30 million and $24 million, respectively, both reflecting higher investment contract sales. Life Consultant sales decreased $22 million, reflecting lower investment contract and life product sales, partially offset by higher retirement product sales.

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$263	$41	$152	$92	$548	$246	$38	$140	$76	$500
Gibraltar Life and Other:
Life Consultants	52	9	27	144	232	67	11	11	185	274
Banks	8	0	0	126	134	18	0	1	87	106
Independent Agency	18	7	42	71	138	31	21	42	1	95
Subtotal	78	16	69	341	504	116	32	54	273	475
Total	$341	$57	$221	$433	$1,052	$362	$70	$194	$349	$975
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $48 million, primarily driven by higher life product sales in Brazil. In Japan, higher investment contract and retirement product sales were partially offset by lower life product sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $29 million. Independent Agency and Bank channel sales increased $43 million and $28 million, respectively, reflecting higher investment contract sales, partially offset by lower life product sales. Independent Agency also reflects lower accident and health product sales. Life Consultant sales decreased $42 million, reflecting lower investment contract and life product sales, partially offset by higher retirement product sales.

Corporate and Other

Business Updates

•In March 2024, the Company committed to a plan to exit the operations of AIQ; therefore, beginning with the first quarter of 2024, AIQ is classified as a divested business within our Corporate and Other operations. AIQ’s results are excluded from adjusted operating income and historical results have been updated to conform to current period presentation.

•In September 2023, the Company acquired a 20% interest as a limited partner in Prismic, a Bermuda-exempted limited partnership that owns all the outstanding capital stock of Prismic Re. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other reflect the Company’s share of earnings in Prismic on a quarter lag.

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Investment income	$38	$31	$93	$92
Interest expense on debt	(213)	(215)	(418)	(427)
Pension and employee benefits	97	86	191	177
Other corporate activities(1)	(293)	(374)	(672)	(785)
Adjusted operating income(1)	(371)	(472)	(806)	(943)
Realized investment gains (losses), net, and related charges and adjustments	64	(129)	141	(180)
Market experience updates	3	0	3	(3)
Divested and Run-off Businesses(1)	38	(1)	3	91
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(37)	29	(40)	26
Other adjustments	0	1	0	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(303)	$(572)	$(699)	$(1,008)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $101 million primarily driven by lower net charges from other corporate activities of $81 million, reflecting a decrease in legal reserves and lower costs related to other corporate initiatives. Pension and employee benefits results were favorable by $11 million primarily reflecting a change in the postretirement retiree medical plan.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $137 million, primarily driven by lower net charges from other corporate activities of $113 million, reflecting a decrease in legal reserves, lower costs related to other corporate initiatives, and lower expenses, partially offset by unfavorable foreign exchange rate impacts and higher costs for long-term compensation plans. Pension and employee benefits results were favorable by $14 million primarily reflecting a change in the postretirement retiree medical plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Long-Term Care	$152	$19	$286	$114
Other(1)	(114)	(20)	(283)	(23)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$38	$(1)	$3	$91
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included herein. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2024, the results of PGIMW are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care

Three Month Comparison. Results increased $133 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2024 included a $111 million net benefit from these updates, while results for the second quarter of 2023 included a $79 million net charge from these updates. Excluding this item, results decreased $57 million compared to the prior year period, primarily reflecting less favorable impacts from changes in the market value of equity securities and higher net realized investment losses from derivatives.

Six Month Comparison. Results increased $172 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, results decreased $18 million compared to the prior year period, primarily reflecting higher net realized investment losses from more unfavorable impacts from changes in the market value of derivatives used for duration management and lower income on non-coupon investments, partially offset by more favorable impacts from changes in the market value of equity securities.

Other Divested and Run-off Businesses
Results for the second quarter decreased $94 million, primarily reflecting impairments and charges related to management’s decision to exit PGIMW and its subsequent classification as a divested business in the current period, less favorable results related to the Full Service Retirement business and higher losses related to Assurance IQ. Results for the first six months of 2024 decreased $260 million, primarily reflecting impairments and charges related to management’s decision to exit Assurance IQ and its subsequent classification as a divested business in the first quarter of 2024, unfavorable results related to the Full Service Retirement business, as well as impairments and charges related to PGIMW, as discussed above.

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

As of June 30, 2024, the excess of actual cumulative earnings over the expected cumulative earnings was $2,627 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of June 30, 2024, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,567 million at June 30, 2024, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
U.S. GAAP results:
Revenues	$811	$955	$1,773	$1,926
Benefits and expenses	871	1,003	1,836	1,978
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(60)	$(48)	$(63)	$(52)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Three Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities decreased $12 million. Net investment activity results decreased reflecting lower other income driven by less favorable changes in the market value of equity securities and higher realized investment losses driven by losses on the sale of fixed income investments. These decreases were partially offset by higher net investment income reflecting higher income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in claims experience. As a result of these and other factors, a $180 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2024, compared to a $38 million reduction in the second quarter of 2023.

Six Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities decreased $11 million. Net investment activity results decreased, primarily reflecting higher realized investment losses driven by unfavorable changes in the market value of derivatives and losses on the sale of fixed income investments as well as lower other income driven by unfavorable changes in the market value of fixed income securities. These decreases were partially offset by higher investment income reflecting higher income on non-coupon investments. Net insurance activity results decreased driven by an unfavorable comparative change in claims experience. As a result of these and other factors, a $246 million reduction in the policyholder dividend obligation was recorded in the first six months of 2024, compared to a $63 million reduction in the first six months of 2023.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $144 million primarily driven by a decrease in other income and an increase in realized investment losses, partially offset by higher net investment income as discussed above.

Benefits and expenses decreased $132 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Six Month Comparison. Revenues decreased $153 million primarily driven by an increase in realized investment losses and a decrease in other income, partially offset by higher net investment income, as discussed above.

Benefits and expenses decreased $142 million primarily driven by decrease in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld as of the dates indicated:

	June 30, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,821	57.0%	$19,655	$6,993	$233,469
Private, available-for-sale, at fair value	64,668	17.8	9,824	2,454	76,946
Fixed maturities, trading, at fair value	3,801	1.1	725	5,246	9,772
Assets supporting experience-rated contractholder liabilities, at fair value	3,351	0.9	0	0	3,351
Equity securities, at fair value	4,481	1.2	1,861	5	6,347
Commercial mortgage and other loans, at book value, net of allowance	51,797	14.3	7,679	132	59,608
Policy loans, at outstanding balance	6,332	1.7	3,407	0	9,739
Other invested assets, net of allowance(1)	16,153	4.4	4,816	1,354	22,323
Short-term investments, net of allowance	5,625	1.6	583	26	6,234
Total general account investments	363,029	100.0%	48,550	16,210	427,789
Invested assets of other entities and operations(2)	4,859		0	0	4,859
Total investments	$367,888		$48,550	$16,210	$432,648

	December 31, 2023
	PFI Excluding Closed Block Division and Funds Withheld(3)		Closed Block Division	Funds Withheld(3)	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$217,469	58.9%	$20,483	$3,270	$241,222
Private, available-for-sale, at fair value	61,861	16.7	10,003	2,678	74,542
Fixed maturities, trading, at fair value	4,954	1.3	887	2,944	8,785
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	0.9	0	0	3,168
Equity securities, at fair value	5,664	1.5	1,970	0	7,634
Commercial mortgage and other loans, at book value, net of allowance	50,994	13.8	7,769	23	58,786
Policy loans, at outstanding balance	6,568	1.8	3,479	0	10,047
Other invested assets, net of allowance(1)	13,934	3.8	4,513	1,007	19,454
Short-term investments, net of allowance	4,709	1.3	232	51	4,992
Total general account investments	369,321	100.0%	49,336	9,973	428,630
Invested assets of other entities and operations(2)	6,103		0	0	6,103
Total investments	$375,424		$49,336	$9,973	$434,733
__________
(1)    Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.
(2)Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our Unaudited Interim Consolidated Statements of Financial Position. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.
(3)Prior period amounts have been restated to conform to current period presentation.

The decrease in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first six months of 2024 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S and Japan interest rates, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2024 and December 31, 2023, 42% and 44%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2024	December 31, 2023
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$100,930	$113,737
Private, available-for-sale, at fair value	21,366	20,891
Fixed maturities, trading, at fair value	494	669
Assets supporting experience-rated contractholder liabilities, at fair value	3,351	3,168
Equity securities, at fair value	1,331	1,614
Commercial mortgage and other loans, at book value, net of allowance	16,617	17,980
Policy loans, at outstanding balance	2,529	2,670
Other invested assets(1)	6,141	5,617
Short-term investments, net of allowance	757	421
Total Japanese general account investments	$153,516	$166,767
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2024 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S. and Japan interest rates, partially offset by net business inflows and the reinvestment of net investment income.

As of June 30, 2024, our Japanese insurance operations had $85.1 billion, at carrying value, of investments denominated in U.S. dollars, including $0.8 billion that were hedged to yen through third-party derivative contracts and $77.1 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2023, our Japanese insurance operations had $86.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $77.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $1.4 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2023 was primarily attributable to an increase in U.S. interest rates, partially offset by the reinvestment of net investment income.

Our Japanese insurance operations had $3.1 billion and $4.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2024 and December 31, 2023, respectively. The $1.1 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2023 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended June 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.22%	$2,113	3.12%	$1,069	4.25%	$3,182	$376	$211	$3,769
Assets supporting experience-rated contractholder liabilities	0.00	0	0.95	8	0.95	8	0	0	8
Equity securities	3.62	29	6.02	22	4.38	51	10	0	61
Commercial mortgage and other loans	4.61	394	3.82	161	4.35	555	83	3	641
Policy loans	4.99	48	3.74	24	4.48	72	50	(2)	120
Short-term investments and cash equivalents	6.75	210	9.32	32	6.97	242	18	3	263
Gross investment income	5.17	2,794	3.23	1,316	4.33	4,110	537	215	4,862
Investment expenses	(0.18)	(195)	(0.11)	(76)	(0.15)	(271)	(72)	(1)	(344)
Investment income after investment expenses	4.99%	2,599	3.12%	1,240	4.18%	3,839	465	214	4,518
Other invested assets(3)		95		74		169	44	95	308
Investment results of other entities and operations(4)		23		0		23	0	0	23
Total net investment income		$2,717		$1,314		$4,031	$509	$309	$4,849

	Three Months Ended June 30, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.96%	$2,060	2.84%	$989	3.99%	$3,049	$368	$1	$3,418
Assets supporting experience-rated contractholder liabilities	0.00	0	1.03	7	1.03	7	0	0	7
Equity securities	3.02	27	5.98	26	3.94	53	12	0	65
Commercial mortgage and other loans	4.05	316	3.63	161	3.90	477	80	0	557
Policy loans	5.01	48	3.75	24	4.50	72	52	0	124
Short-term investments and cash equivalents	5.72	173	4.13	26	5.49	199	12	0	211
Gross investment income	4.99	2,624	2.95	1,233	4.14	3,857	524	1	4,382
Investment expenses	(0.12)	(148)	(0.12)	(79)	(0.12)	(227)	(61)	0	(288)
Investment income after investment expenses	4.87%	2,476	2.83%	1,154	4.02%	3,630	463	1	4,094
Other invested assets(3)		174		92		266	36	12	314
Investment results of other entities and operations(4)		68		0		68	0	0	68
Total net investment income		$2,718		$1,246		$3,964	$499	$13	$4,476
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
(5)The total yield was 4.19% and 4.06% for the three months ended June 30, 2024 and 2023, respectively.
(6)Prior period amounts have been restated to conform to current period presentation.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on higher short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on higher short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $67.0 billion and $61.2 billion for the three months ended June 30, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $3.7 billion and $4.7 billion for the three months ended June 30, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

	Six Months Ended June 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.20%	$4,130	3.07%	$2,120	4.20%	$6,250	$746	$427	$7,423
Assets supporting experience-rated contractholder liabilities	0.00	0	1.10	18	1.10	18	0	0	18
Equity securities	3.16	54	3.53	27	3.28	81	17	0	98
Commercial mortgage and other loans	4.51	757	3.80	325	4.27	1,082	163	5	1,250
Policy loans	4.98	95	3.80	49	4.50	144	100	(2)	242
Short-term investments and cash equivalents	6.12	434	7.54	57	6.25	491	42	7	540
Gross investment income	5.15	5,470	3.16	2,596	4.27	8,066	1,068	437	9,571
Investment expenses	(0.19)	(377)	(0.12)	(156)	(0.16)	(533)	(148)	(1)	(682)
Investment income after investment expenses	4.96%	5,093	3.04%	2,440	4.11%	7,533	920	436	8,889
Other invested assets(3)		262		208		470	103	159	732
Investment results of other entities and operations(4)		(8)		0		(8)	0	0	(8)
Total net investment income		$5,347		$2,648		$7,995	$1,023	$595	$9,613

	Six Months Ended June 30, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.98%	$4,069	2.83%	$1,972	3.99%	$6,041	$728	$1	$6,770
Assets supporting experience-rated contractholder liabilities	0.00	0	1.18	17	1.18	17	0	0	17
Equity securities	2.80	47	3.63	32	3.06	79	26	0	105
Commercial mortgage and other loans	4.01	618	3.63	322	3.87	940	158	0	1,098
Policy loans	5.01	95	3.84	49	4.53	144	104	0	248
Short-term investments and cash equivalents	6.13	367	4.20	44	5.91	411	27	0	438
Gross investment income	5.02	5,196	2.92	2,436	4.13	7,632	1,043	1	8,676
Investment expenses	(0.12)	(274)	(0.12)	(162)	(0.12)	(436)	(122)	0	(558)
Investment income after investment expenses	4.90%	4,922	2.80%	2,274	4.01%	7,196	921	1	8,118
Other invested assets(3)		308		137		445	59	21	525
Investment results of other entities and operations(4)		153		0		153	0	0	153
Total net investment income		$5,383		$2,411		$7,794	$980	$22	$8,796
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
(5)The total yield was 4.13% and 4.05% for the six months ended June 30, 2024 and 2023, respectively.
(6)Prior period amounts have been restated to conform to current period presentation.

Six Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on higher short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $66.6 billion and $60.2 billion for the six months ended June 30, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $3.4 billion and $4.8 billion for the six months ended June 30, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type as well as “Related charges and adjustments” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(13)	$(7)	$(11)	$(156)
Write-downs on fixed maturities(1)	(4)	(1)	(9)	(4)
Net gains (losses) on sales and maturities	(442)	(167)	(260)	(60)
Fixed maturity securities(2)	(459)	(175)	(280)	(220)
(Addition to) release of allowance for credit losses on loans	(52)	(21)	(94)	(37)
Write-offs on mortgage loans	0	0	0	0
Net gains (losses) on sales and maturities	0	(1)	0	0
Commercial mortgage and other loans	(52)	(22)	(94)	(37)
Derivatives	503	(633)	90	(349)
OTTI losses on other invested assets recognized in earnings	(4)	(18)	(7)	(35)
(Addition to) release of allowance for credit losses on other invested assets	2	0	0	(1)
Other net gains (losses)	18	21	58	62
Other	16	3	51	26
Subtotal	8	(827)	(233)	(580)
Investment results of other entities and operations(3)	13	2	6	(11)
Total — PFI excluding Closed Block Division and Funds Withheld(4)	21	(825)	(227)	(591)
Related charges and adjustments	404	60	566	195
Realized investment gains (losses), net, and related charges and adjustments(4)	$425	$(765)	$339	$(396)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(8)	$0	$(22)	$18
Write-downs on fixed maturities(1)	0	0	0	(6)
Net gains (losses) on sales and maturities	(155)	(90)	(243)	(212)
Fixed maturity securities(2)	(163)	(90)	(265)	(200)
(Addition to) release of allowance for credit losses on loans	0	1	(11)	(1)
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	0	1	(11)	(1)
Derivatives	(11)	(24)	(23)	70
(Addition to) release of allowance for credit losses on other invested assets	0	0	0	0
Other net gains (losses)	0	0	0	1
Other	0	0	0	1
Subtotal — Closed Block Division	$(174)	$(113)	$(299)	$(130)
Funds Withheld(4):
Realized investment gains (losses), net:

(Addition to) release of allowance for credit losses on fixed maturities	$0	$0	$0	$0
Write-downs on fixed maturities(1)	0	0	0	0
Net gains (losses) on sales and maturities	(111)	0	(169)	0
Fixed maturity securities(2)	(111)	0	(169)	0
Commercial mortgage and other loans	0	0	0	0
Derivatives	247	0	535	0
(Addition to) release of allowance for credit losses on other invested assets	0	0	0	0
Other net gains (losses)	(149)	0	(314)	0
Other	(149)	0	(314)	0
Subtotal — Funds Withheld	(13)	0	52	0
Related charges and adjustments	(284)	0	(360)	0
Realized investment gains (losses), net, and related charges and adjustments(4)	$(297)	$0	$(308)	$0
Consolidated PFI realized investment gains (losses), net	$(166)	$(938)	$(474)	$(721)
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $442 million for the second quarter of 2024 primarily driven by net losses on sales in a higher interest rate environment and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $167 million for the second quarter of 2023 primarily driven by rotation sales of public securities into private securities and mortgage loans in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized gains on derivative instruments of $503 million for the second quarter of 2024 primarily included:

•$743 million of gains primarily related to the value of embedded derivatives that were favorably impacted by the annual reviews and update of assumptions and other refinements within Individual Retirement Strategies;
•$71 million of gains on foreign currency hedges primarily due to U.S. dollar appreciation versus the Euro; and
•$26 million of gains on Synthetic Guarantees.

Partially offsetting these gains were:

•$345 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $633 million for the second quarter of 2023 primarily included:

•$383 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates; and
•$254 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies.

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

Six Month Comparison. Net losses on sales and maturities of fixed maturity securities were $260 million for the first six months of 2024 primarily driven by net losses on sales in a higher interest rate environment and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $60 million for the first six months of 2023 primarily driven by rotation sales of public securities into private securities and mortgage loans in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized gains on derivative instruments of $90 million for the first six months of 2024 primarily included:

•$767 million of gains primarily related to the value of embedded derivatives that were favorably impacted by the annual reviews and update of assumptions and other refinements within Individual Retirement Strategies;
•$151 million of gains on foreign currency hedges primarily due to U.S. dollar appreciation versus the Euro; and
•$51 million of gains on Synthetic Guarantees.

Partially offsetting these gains were:

•$913 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $349 million for the first six months of 2023 primarily included:

•$355 million of losses on foreign currency hedges due to U.S. dollar depreciation versus foreign currencies; and
•$138 million of losses on equity derivatives due to increases in equity indices.

Partially offsetting these losses were:

•$87 million of gains on interest rate derivatives due to decreases in swap rates.

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

General Account Investments of PFI excluding Closed Block Division and Funds Withheld

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division and the Funds Withheld portfolios. We believe the details of the composition of our investment portfolio excluding Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies where the economics inure to those participating policies and not to shareholders of the Company’s common stock and (2) the Funds Withheld assets support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld ultimately inure to the reinsurer. See Notes 12 and 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block division, respectively.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2024					December 31, 2023
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$41,841	$414	$3,839	$8	$38,408	$39,542	$485	$3,255	$10	$36,762
Consumer non-cyclical	32,481	517	3,755	8	29,235	32,392	697	2,998	11	30,080
Utility	28,687	465	3,141	11	26,000	27,548	635	2,610	3	25,570
Capital goods	18,999	298	1,738	3	17,556	17,357	412	1,284	0	16,485
Consumer cyclical	11,595	213	753	17	11,038	10,739	287	574	5	10,447
Foreign agencies	2,222	44	211	0	2,055	2,795	80	210	0	2,665
Energy	11,977	213	942	7	11,241	11,157	270	730	0	10,697
Communications	6,888	185	571	80	6,422	6,648	272	541	60	6,319
Basic industry	7,214	120	642	1	6,691	6,678	174	498	3	6,351
Transportation	11,451	196	1,053	0	10,594	10,858	326	785	0	10,399
Technology	5,230	79	454	0	4,855	4,935	101	333	0	4,703
Industrial other	4,649	29	826	4	3,848	5,018	49	726	6	4,335
Total corporate securities	183,234	2,773	17,925	139	167,943	175,667	3,788	14,544	98	164,813
Foreign government(2)	62,380	2,027	7,410	0	56,997	71,130	3,878	5,169	54	69,785
Residential mortgage-backed(3)	2,562	17	221	0	2,358	2,305	22	190	0	2,137
Asset-backed	12,726	207	50	0	12,883	9,799	190	79	0	9,910
Commercial mortgage-backed	6,024	18	421	0	5,621	6,159	23	434	0	5,748
U.S. Government	22,426	648	4,199	0	18,875	21,434	1,072	3,402	0	19,104
State & Municipal	7,231	163	582	0	6,812	8,018	244	429	0	7,833
Total fixed maturities, available-for-sale	$296,583	$5,853	$30,808	$139	$271,489	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both June 30, 2024 and December 31, 2023, based on amortized cost, 88% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% and 5% of the balance, respectively.
(3)As of June 30, 2024 and December 31, 2023, based on amortized cost, 93% and 100% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2023 to June 30, 2024 was primarily due to increases in U.S. interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	June 30, 2024					December 31, 2023
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$195,261	$4,047	$22,074	$0	$177,234	$199,226	$6,923	$17,232	$1	$188,916
2	84,505	1,506	7,642	0	78,369	77,919	1,900	6,190	0	73,629
Subtotal High or Highest Quality Securities(4)	279,766	5,553	29,716	0	255,603	277,145	8,823	23,422	1	262,545
3	10,819	174	773	0	10,220	10,346	261	484	5	10,118
4	4,339	69	182	1	4,225	4,877	78	188	55	4,712
5	1,339	38	110	42	1,225	1,762	34	132	10	1,654
6	320	19	27	96	216	382	21	21	81	301
Subtotal Other Securities(5) (6)	16,817	300	1,092	139	15,886	17,367	394	825	151	16,785
Total fixed maturities, available-for-sale	$296,583	$5,853	$30,808	$139	$271,489	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of June 30, 2024 and December 31, 2023, 797 securities with amortized cost of $8,629 million (fair value, $8,529 million) and 639 securities with amortized cost of $7,242 million (fair value, $7,227 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of June 30, 2024, includes gross unrealized losses of $593 million on public fixed maturities and $499 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2023, includes gross unrealized losses of $416 million on public fixed maturities and $409 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2024, includes $219,869 million of public fixed maturities and $59,897 million of private fixed maturities and, as of December 31, 2023, includes $221,463 million of public fixed maturities and $55,682 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2024, includes $7,229 million of public fixed maturities and $9,588 million of private fixed maturities and, as of December 31, 2023, includes $7,684 million of public fixed maturities and $9,683 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2024, securities considered below investment grade based on low issue composite ratings total $14,085 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	June 30, 2024				December 31, 2023
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,318	$6,400	$4,617	$4,383	$5,449	$5,523	$4,683	$4,432
AA	4,804	4,832	1,406	1,237	3,327	3,314	1,475	1,315
A	1,302	1,297	1	1	814	816	1	1
BBB	211	215	0	0	68	70	0	0
BB and below	91	139	0	0	141	187	0	0
Total(4)	$12,726	$12,883	$6,024	$5,621	$9,799	$9,910	$6,159	$5,748
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both June 30, 2024 and December 31, 2023, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	June 30, 2024		December 31, 2023
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,039	$5,128	$4,744	$4,828
AA	4,048	4,082	2,968	2,967
A	14	13	14	13
BBB	15	15	15	14
BB and below	11	11	11	11
Total(2)(3)	$9,127	$9,249	$7,752	$7,833
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both June 30, 2024 and December 31, 2023.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
Commercial mortgage and agricultural property loans	$51,146	$50,786
Uncollateralized loans	685	425
Residential property loans	22	30
Other collateralized loans	409	125
Total recorded investment gross of allowance(1)	52,262	51,366
Allowance for credit losses	(465)	(372)
Total commercial mortgage and other loans, net	$51,797	$50,994
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both June 30, 2024 and December 31, 2023.

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

Uncollateralized loans primarily represent corporate loans and unsecured consumer loans.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	June 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,874	36.9%	$18,515	36.5%
South Atlantic	7,383	14.4	7,340	14.4
Middle Atlantic	5,445	10.6	5,681	11.2
East North Central	2,843	5.6	2,668	5.3
West South Central	5,302	10.4	5,762	11.2
Mountain	2,602	5.1	2,516	5.0
New England	1,236	2.4	1,248	2.5
West North Central	507	1.0	503	1.0
East South Central	1,214	2.4	1,229	2.4
Subtotal-U.S.	45,406	88.8	45,462	89.5
Europe	3,592	7.0	3,498	6.9
Asia	661	1.3	773	1.5
Other	1,487	2.9	1,053	2.1
Total commercial mortgage and agricultural property loans	$51,146	100.0%	$50,786	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	June 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$14,234	27.8%	$13,731	27.1%
Retail	4,223	8.3	4,323	8.5
Office	6,867	13.4	7,059	13.9
Apartments/Multi-Family	14,125	27.6	14,296	28.1
Agricultural properties	6,223	12.2	6,051	11.9
Hospitality	1,779	3.5	1,805	3.6
Other	3,695	7.2	3,521	6.9
Total commercial mortgage and agricultural property loans	$51,146	100.0%	$50,786	100.0%

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

As of June 30, 2024, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.44 times and a weighted-average loan-to-value ratio of 59%. As of June 30, 2024, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2024, the weighted-average debt service coverage ratio was 1.60 times, and the weighted-average loan-to-value ratio was 66%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.0 billion and $1.5 billion of such loans as of June 30, 2024 and December 31, 2023, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both June 30, 2024 and December 31, 2023, there was $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2024
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,345	$637	$145	$26,127
60%-69.99%	14,821	317	105	15,243
70%-79.99%	4,553	539	541	5,633
80% or greater	2,485	867	791	4,143
Total commercial mortgage and agricultural property loans	$47,204	$2,360	$1,582	$51,146

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	June 30, 2024
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2024	$2,790	5.5%
2023	5,550	10.9
2022	4,531	8.8
2021	7,185	14.0
2020	3,321	6.5
2019	6,127	12.0
2018	5,374	10.5
2017 & Prior	16,187	31.6
Revolving Loans	81	0.2
Total commercial mortgage and agricultural property loans	$51,146	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
Allowance, beginning of year	$372	$172
Addition to (release of) allowance for credit losses	94	227
Write-downs charged against the allowance	0	(29)
Other	(1)	2
Allowance, end of period	$465	$372

The allowance for credit losses as of June 30, 2024 increased compared to December 31, 2023 primarily related to the establishment of general reserves for both the collateralized and uncollateralized consumer loan portfolios and increases in the loan-specific reserves within the office sector.

Equity Securities

The equity securities portfolio consists principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$932	$885	$11	$1,806	$932	$697	$11	$1,618
Other Common Stocks	1,841	830	61	2,610	3,056	971	43	3,984
Non-redeemable Preferred Stocks	44	40	19	65	39	42	19	62
Total equity securities, at fair value	$2,817	$1,755	$91	$4,481	$4,027	$1,710	$73	$5,664

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $62 million and $152 million during the three months ended June 30, 2024 and 2023, respectively, and $356 and $335 million during the six months ended June 30, 2024 and 2023, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,207	$6,821
Hedge funds	2,370	2,440
Real estate-related	1,732	1,621
Subtotal equity method	11,309	10,882
Fair value:
Private equity	1,312	785
Hedge funds	1,239	1,050
Real estate-related	399	147
Subtotal fair value	2,950	1,982
Total LPs/LLCs	14,259	12,864
Real estate held through direct ownership(1)(2)	1,473	591
Derivative instruments	(346)	(260)
Other(3)	767	739
Total other invested assets	$16,153	$13,934
__________
(1)June 30, 2024 balance includes approximately $870 million that was transferred from PGIM into the general account in the first quarter of 2024.
(2)As of June 30, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $145 million and $158 million, respectively.
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

	June 30, 2024	December 31, 2023
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$463	$557
Private, available-for-sale, at fair value	214	0
Fixed maturities, trading, at fair value(1)	478	1,005
Equity securities, at fair value	751	608
Commercial mortgage and other loans, at book value(2)	635	519
Other invested assets(3)	2,311	3,401
Short-term investments	7	13
Total investments	$4,859	$6,103
__________
(1)As of June 30, 2024 and December 31, 2023, balances include investments in CLOs with fair value of $279 million and $298 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value when the fair value option has been elected.
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

	As of June 30, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$272,166	$6,177	$29,479	$862	$9,447	$29
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	836	1	0	0	0	0
Equity securities	2,515	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,351	1	0	0	0	0
Market risk benefit assets	2,233	2,233	0	0	0	0
Fixed maturities, trading	4,279	639	725	17	5,246	864
Equity securities	5,232	495	1,861	56	5	5
Commercial mortgage and other loans	635	0	0	0	0	0
Other invested assets(3)	2,091	938	1	0	23	0
Short-term investments	4,797	9	378	0	26	0
Cash equivalents	6,525	4	377	0	421	0
Reinsurance recoverables and deposit receivables	(84)	1	0	0	639	362
Other assets	0	0	0	0	0	0
Separate account assets	170,772	342	0	0	0	0
Total assets	$471,997	$10,839	$32,821	$935	$15,807	$1,260
Market risk benefit liabilities	$4,592	$4,592	$0	$0	$0	$0
Policyholders’ account balances	10,213	10,213	0	0	0	0
Reinsurance and funds withheld payables	9	0	0	0	13	0
Other liabilities(3)	4,461	1	0	0	7	0
Notes issued by consolidated variable interest entities (“VIEs”)	422	422	0	0	0	0
Total liabilities	$19,697	$15,228	$0	$0	$20	$0

	As of December 31, 2023
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$279,887	$5,241	$30,486	$868	$5,948	$9
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	889	0	0	0	0	0
Equity securities	2,279	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,168	0	0	0	0	0
Market risk benefit assets	1,981	1,981	0	0	0	0
Fixed maturities, trading	5,959	409	887	20	2,944	0
Equity securities	6,112	451	1,891	61	0	0
Commercial mortgage and other loans	519	0	0	0	0	0
Other invested assets(3)	1,949	846	0	0	0	0
Short-term investments	3,714	19	135	10	51	0
Cash equivalents	8,930	4	966	0	406	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	224	224
Other assets	11	11	0	0	0	0
Separate account assets	171,812	1,094	0	0	0	0
Total assets	$483,967	$10,056	$34,365	$959	$9,573	$233
Market risk benefit liabilities	$5,467	$5,467	$0	$0	$0	$0
Policyholders’ account balances	7,752	7,752	0	0	0	0
Reinsurance and funds withheld payables	(24)	0	0	0	514	0
Other liabilities(3)	4,174	1	1	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	778	778	0	0	0	0
Total liabilities	$18,147	$13,998	$1	$0	$514	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.3%, 2.8%, and 8.0%, respectively, as of June 30, 2024, and 2.1%, 2.8%, and 2.4%, respectively, as of December 31, 2023.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1.4 billion of public fixed maturities as of June 30, 2024, with values primarily based on indicative broker quotes, and approximately $6.3 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

Contracts or contract features reported in “Market risk benefit assets” and “Market risk benefit liabilities” and embedded derivatives reported in “Policyholders’ account balances” that are included in Level 3 of our fair value hierarchy represent general account assets and liabilities pertaining to living benefit features of the Company’s variable annuity contracts and the index-linked interest credited features on certain life and annuity products. “Market risk benefit assets” and “Market risk benefit liabilities” are carried at fair value with changes in fair value included in “Change in value of market risk benefits, net of related hedging gains (losses)” except for the portion of the change attributable to changes in the Company’s NPR that is recorded in OCI. Embedded derivatives included in “Policyholders’ account balances” are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” These assets and liabilities are valued using internally-developed models that require significant estimates and assumptions developed by management. Changes in these estimates and assumptions can have a significant impact on the results of our operations. For additional information, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

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

•In July, we amended and restated our $4.0 billion five-year credit facility, extending the term of the facility to July 2029. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2024, the Company had $48.9 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2024	December 31, 2023
	(in millions)
Equity(1)	$35,457	$34,324
Junior subordinated debt (including hybrid securities)	8,582	8,094
Other capital debt	4,865	4,869
Total capital	$48,904	$47,287
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2024, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	759%
Gibraltar Life consolidated(2)	940%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2024.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2024	$1.30	$476	2.3	$250
June 30, 2024	$1.30	$475	2.2	$250

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

As of June 30, 2024, Prudential Financial had highly liquid assets with a carrying value totaling $5,279 million, an increase of $709 million from December 31, 2023. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,407 million as of June 30, 2024, an increase of $312 million from December 31, 2023.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$4,095	$4,535
Dividends and/or returns of capital from subsidiaries(1)	1,606	1,813
Affiliated (borrowings)/loans - (capital activities)(2)	702	930
Capital contributions to subsidiaries(3)	(46)	(438)
Total Business Capital Activity	2,262	2,305
Share repurchases(4)	(493)	(504)
Common Stock dividends(5)	(955)	(933)
Business dispositions	0	0
Total Share Repurchases, Dividends and Business Disposition Activity	(1,448)	(1,437)
Proceeds from the issuance of debt	990	495
Repayments of debt	(508)	(1,508)
Total Debt Activity	482	(1,013)
Net interest expense	(508)	(508)
Affiliated (borrowings)/loans - (operating activities)(6)	(889)	384
Other, net(7)	413	209
Total Other Activity	(984)	85
Net increase/(decrease) in highly liquid assets	312	(60)
Highly Liquid Assets, end of period	$4,407	$4,475
__________
(1)2024 includes $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $650 million from PICA, $117 million from international insurance subsidiaries, $31 million from PGIM subsidiaries and $8 million from other subsidiaries. 2023 includes $900 million from a rabbi trust, $800 million from PICA, $58 million from international insurance subsidiaries, $30 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company and $7 million from other subsidiaries. The proceeds and capital released related to the PDI variable annuity reinsurance transaction that closed during the second quarter of 2023 are reflected in Pruco Life and not included in PFI’s Highly Liquid Assets balance as of June 30, 2023.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries. 2023 includes $930 million from international insurance subsidiaries.
(3)2024 includes capital contributions of $39 million to international insurance subsidiaries and $7 million to other subsidiaries. 2023 includes capital contributions of $394 million to PGIM subsidiaries (of which $324 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $44 million to international insurance subsidiaries and $1 million to other subsidiaries.
(4)Excludes cash payments made on trades that settled in the subsequent period.
(5)Includes cash payments made on dividends declared in prior periods.
(6)Represents loans to and from subsidiaries to support business operating needs.
(7)2024 primarily includes $194 million of proceeds from stock-based compensation and exercise of stock options, $131 million for net income tax receipts and $88 million from internal affiliated settlements. 2023 includes $146 million of proceeds from stock-based compensation and exercise of stock options.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2024, Prudential Financial received dividends of $650 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the second quarter of 2024, a domestic captive insurance subsidiary entered into an affiliated loan with a holding company to facilitate a return of capital of $800 million, which included proceeds from the reinsurance of a portion of the Company’s guaranteed universal life policies.

International insurance subsidiaries. During the first six months of 2024, Prudential Financial received dividends of $117 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2024, Prudential Financial received dividends of $31 million from PGIM subsidiaries and $8 million from other subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2024
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$5.7	$1.1	$3.3	$10.1	$10.8
Fixed maturity investments(2):
High or highest quality	116.6	26.8	31.9	175.3	163.6
Other than high or highest quality	5.3	2.5	2.1	9.9	12.6
Subtotal	121.9	29.3	34.0	185.2	176.2
Public equity securities, at fair value	0.7	1.8	0.6	3.1	4.1
Total	$128.3	$32.2	$37.9	$198.4	$191.1
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2024
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$0.8	$2.8	$2.7	$6.3	$6.7
Fixed maturity investments(3):
High or highest quality(4)	26.5	51.5	22.0	100.0	111.8
Other than high or highest quality	0.4	0.6	2.8	3.8	4.2
Subtotal	26.9	52.1	24.8	103.8	116.0
Public equity securities	2.8	0.9	0.0	3.7	3.9
Total	$30.5	$55.8	$27.5	$113.8	$126.6
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of June 30, 2024, $62.5 billion, or 63%, were invested in government or government agency bonds.

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

	Six Months Ended June 30,
Cash Settlements Received (Paid):	2024	2023
	(in millions)
Internal Hedges(1)	$389	$604
External Hedges(2)	(203)	(366)
Total Cash Settlements	$186	$238

Assets (Liabilities):	June 30, 2024	December 31, 2023
	(in millions)
Internal Hedges(1)	$1,436	$875
External Hedges(3)	268	134
Total Assets (Liabilities)(4)	$1,704	$1,009
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $(10) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $(14) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes non-yen related assets (liabilities) of $18 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of June 30, 2024 and $(74) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2023.
(4)As of June 30, 2024, approximately $344 million, $631 million, $322 million and $407 million of the net market values are scheduled to settle in 2024, 2025, 2026, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	June 30, 2024			December 31, 2023
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,685	$2,244	$6,929	$3,803	$2,253	$6,056
Cash collateral for loaned securities	5,659	1,391	7,050	5,173	1,304	6,477
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$10,344	$3,635	$13,979	$8,976	$3,557	$12,533
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$9,577	$3,579	$13,156	$8,217	$3,457	$11,674
Weighted average maturity, in days(3)	12	3		8	4
__________
(1)The daily average outstanding balance for the three and six months ended June 30, 2024 was $11,012 million and $10,275 million, respectively, for PFI excluding the Closed Block division, and $3,624 million and $3,720 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of June 30, 2024, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $96.1 billion, of which $13.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2024, we believe approximately $11.8 billion of the remaining eligible assets are readily lendable, including approximately $10.0 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $1.8 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2024, total short-term and long-term debt of the Company on a consolidated basis was $19.9 billion, an increase of $0.4 billion from December 31, 2023. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2024			December 31, 2023
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$478	$503	$25	$510	$535
Current portion of long-term debt	0	0	0	0	0	0
Other short-term debt	0	0	0	0	0	0
Subtotal	25	478	503	25	510	535
General obligation long-term debt:
Senior debt	10,110	0	10,110	10,112	0	10,112
Junior subordinated debt	8,543	39	8,582	8,050	44	8,094
Surplus notes(1)	0	347	347	0	346	346
Subtotal	18,653	386	19,039	18,162	390	18,552
Total general obligations	18,678	864	19,542	18,187	900	19,087
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	85	85	0	83	83
Long-term debt	0	314	314	0	330	330
Total limited and non-recourse borrowings	0	399	399	0	413	413
Total borrowings	$18,678	$1,263	$19,941	$18,187	$1,313	$19,500
__________
(1)Amounts are net of assets under set-off arrangements of $13,714 million and $12,370 million as of June 30, 2024 and December 31, 2023, respectively. Amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $144 million and $157 million as of June 30, 2024 and December 31, 2023, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Prudential Financial’s consolidated borrowings increased $0.4 billion from December 31, 2023. In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% junior subordinated notes due in March 2054. In March 2024, the Company redeemed, in full, $500 million in aggregate principal amount of 5.20% junior subordinated notes due in 2044.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of June 30, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $11,250 million, of which $8,780 million was outstanding, compared to December 31, 2023, where we had an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2024:

	Surplus Notes		Outstanding as of June 30, 2024
Credit-Linked Note Structures(1):	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2021	2036	$1,600		$1,750
XXX	2014-2016	2025-2034	1,750	(2)	1,750
XXX	2014-2017	2024-2037	2,330		2,400
XXX	2018	2038	1,000		1,600
AXXX	2020	2049	2,100		3,750
Total Credit-Linked Note Structures			$8,780		$11,250
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

As of June 30, 2024, we also had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing $700 million of Regulation XXX and $1,900 million of Guideline AXXX non-economic reserves. In addition, as of June 30, 2024, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2023, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2024, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2024 through April 30, 2024	4,530	$110.53	0
May 1, 2024 through May 31, 2024	1,065,469	$118.27	1,056,927
June 1, 2024 through June 30, 2024	1,079,566	$116.74	1,070,770
Total	2,149,565		2,127,697	$500,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted or terminated.

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

10.1
Fourth Amended and Restated Credit Agreement dated as July 15, 2024, among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JPMorgan Chase Bank, N.A., as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s July 15, 2024 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

AIQ	Assurance IQ / Assurance IQ LLC	PLNJ	Pruco Life Insurance Company of New Jersey
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PGIMW	PGIM Wadhwani LLP	Prudential Insurance/PICA	The Prudential Insurance Company of America
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Allstate	The Allstate Corporation	Inflation Reduction Act	The Inflation Reduction Act of 2022
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Moody's	Moody's Investors Service, Inc.
Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Deerpath	Deerpath Capital Management, LP	Prismic	Prismic Life Holding Company LP
Exchange Act	The Securities Exchange Act of 1934	Prismic Re	Prismic Life Reinsurance, Ltd
Farmer Mac	Federal Agricultural Mortgage Corporation	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Fortitude	Fortitude Group Holdings, LLC	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Great-West	Great-West Life & Annuity Insurance Company	U.S. GAAP	Generally accepted accounting principles in the United States of America
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Hartford Financial	Hartford Financial Services Group, Inc.

Acronyms

ACL	Allowance for Credit Losses	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AIR	Additional Insurance Reserves	MRBs	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CAMT	Corporate Alternative Minimum Tax	OTTI	Other-Than-Temporary Impairments
CECL	Current Expected Credit Loss	PALAC	Prudential Annuities Life Assurance Corporation
CLO	Collateralized Loan Obligations	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	POA	Prudential of Argentina
DOL	U.S. Department of Labor	POT	The Prudential Life Insurance Company of Taiwan Inc.
DPL	Deferred Profit Liability	PRIAC	Prudential Retirement Insurance and Annuity Company
DSI	Deferred Sales Inducements	PTE	Prohibited Transaction Class Exemptions
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	RAF	Risk Appetite Framework
FANIP	Funding Agreement Notes Issuance Program	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FHLBNY	Federal Home Loan Bank of New York	SOFR	Secured Overnight Financing Rate
FLIAC	Fortitude Life Insurance and Annuity Company	SVO	Securities Valuation Office
FSA	Financial Services Agency (an agency of the Japanese government)	TBA	To-Be-Announced
GICs	Guaranteed Investment Contracts	TDR	Troubled Debt Restructuring
GILTI	Global Intangible Low-Taxed Income	U.S.	The United States of America
GMDB	Guaranteed Minimum Death Benefits	URR	Unearned Revenue Reserve
GMIB	Guaranteed Minimum Income Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 2, 2024