Form 10-Q
period 2024-09-30
PRUDENTIAL FINANCIAL INC
filed 2024-10-31
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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

As of October 28, 2024, 356 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2024 and December 31, 2023 (in millions, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024-$235; 2023-$160) (amortized cost: 2024-$357,428; 2023-$334,598)(1)	$340,730	$316,321
Fixed maturities, trading, at fair value (amortized cost: 2024-$12,404; 2023-$10,624)(1)	12,065	9,790
Assets supporting experience-rated contractholder liabilities, at fair value	3,654	3,168
Equity securities, at fair value (cost: 2024-$4,224; 2023-$5,786)(1)	6,771	8,242
Commercial mortgage and other loans (net of $603 and $460 allowance for credit losses; includes $1,098 and $519 of loans measured at fair value under the fair value option at September 30, 2024 and December 31, 2023, respectively)(1)	62,573	59,305
Policy loans	9,947	10,047
Other invested assets (net of $2 and $1 allowance for credit losses; includes $7,061 and $6,074 of assets measured at fair value at September 30, 2024 and December 31, 2023, respectively)(1)	25,367	22,855
Short-term investments (net of allowance for credit losses: 2024-$0; 2023-$0)	8,010	5,005
Total investments	469,117	434,733
Cash and cash equivalents(1)	20,198	19,419
Accrued investment income(1)	3,566	3,287
Deferred policy acquisition costs	21,182	20,856
Value of business acquired	488	530
Market risk benefit assets	2,134	1,981
Reinsurance recoverables and deposit receivables (net of $11 and $12 allowance for credit losses; includes $324 and $149 of embedded derivatives at fair value at September 30, 2024 and December 31, 2023, respectively)(2)	29,633	27,311
Income tax assets	479	939
Other assets (net of $2 and $3 allowance for credit losses; includes $0 and $11 of assets at fair value at September 30, 2024 and December 31, 2023, respectively)(1)(2)	12,947	13,179
Separate account assets	200,550	198,888
TOTAL ASSETS	$760,294	$721,123
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$285,474	$273,281
Policyholders’ account balances	164,088	147,018
Market risk benefit liabilities	5,178	5,467
Policyholders’ dividends	2,089	1,475
Securities sold under agreements to repurchase	7,455	6,056
Cash collateral for loaned securities	8,471	6,477
Reinsurance and funds withheld payables (includes $577 and $490 of embedded derivatives at fair value at September 30, 2024 and December 31, 2023, respectively)(2)	17,443	15,729
Short-term debt	950	618
Long-term debt	19,076	18,882
Other liabilities (includes $14 and $15 allowance for credit losses and $3,764 and $4,175 of derivatives at fair value at September 30, 2024 and December 31, 2023, respectively)(1)	15,489	16,071
Notes issued by consolidated variable interest entities (includes $440 and $778 measured at fair value under the fair value option at September 30, 2024 and December 31, 2023, respectively)(1)	1,456	1,374
Separate account liabilities	200,550	198,888
Total liabilities	727,719	691,336
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	560	524
Total mezzanine equity	560	524
EQUITY
Preferred Stock $0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2024 and December 31, 2023)	6	6
Additional paid-in capital	25,850	25,746
Common Stock held in treasury, at cost (310,374,607 and 307,089,216 shares at September 30, 2024 and December 31, 2023, respectively)	(24,310)	(23,780)
Accumulated other comprehensive income (loss)(2)	(4,844)	(6,504)
Retained earnings	33,714	32,352
Total Prudential Financial, Inc. equity	30,416	27,820
Noncontrolling interests	1,599	1,443
Total equity	32,015	29,263
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$760,294	$721,123
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2024 and 2023 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $45, $36, $37 and $311 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)(1)	$13,045	$4,173	$36,402	$20,445
Policy charges and fee income	1,111	1,112	3,252	3,319
Net investment income(1)	5,055	4,571	14,668	13,367
Asset management and service fees(1)	984	952	2,984	2,787
Other income (loss)(1)	1,285	197	3,214	2,260
Realized investment gains (losses), net(1)	(1,844)	(2,402)	(2,318)	(3,123)
Change in value of market risk benefits, net of related hedging gains (losses)	(146)	(251)	(320)	(160)
Total revenues	19,490	8,352	57,882	38,895
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	14,027	5,163	39,485	23,128
Change in estimates of liability for future policy benefits(1)	180	(49)	(13)	231
Interest credited to policyholders’ account balances	863	872	3,248	3,002
Dividends to policyholders	189	(3)	655	619
Amortization of deferred policy acquisition costs	367	361	1,117	1,092
General and administrative expenses(1)	3,311	3,066	10,032	9,413
Total benefits and expenses	18,937	9,410	54,524	37,485
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	553	(1,058)	3,358	1,410
Total income tax expense (benefit)	140	(251)	693	254
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	413	(807)	2,665	1,156
Equity in earnings of joint ventures and other operating entities, net of taxes	38	16	108	26
NET INCOME (LOSS)	451	(791)	2,773	1,182
Less: Income (loss) attributable to noncontrolling interests	3	11	(11)	11
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$448	$(802)	$2,784	$1,171
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.24	$(2.23)	$7.68	$3.17
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.24	$(2.23)	$7.64	$3.15
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2024 and 2023 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$451	$(791)	$2,773	$1,182
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	844	(291)	(3)	(649)
Net unrealized investment gains (losses)	10,105	(15,044)	(12)	(9,479)
Interest rate remeasurement of future policy benefits(1)	(8,127)	14,430	2,224	5,529
Gain (loss) from changes in non-performance risk on market risk benefits	54	(451)	(142)	(528)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	0	22	25	67
Total	2,876	(1,334)	2,092	(5,060)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	276	(152)	432	(1,035)
Other comprehensive income (loss), net of taxes	2,600	(1,182)	1,660	(4,025)
Comprehensive income (loss)	3,051	(1,973)	4,433	(2,843)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	11	(11)	11
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$3,048	$(1,984)	$4,444	$(2,854)
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2024 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$1,443	$29,263
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							83	83
Distributions to noncontrolling interests							(3)	(3)
Consolidations (deconsolidations) of noncontrolling interests							125	125
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	13	1,151
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	13	(6)
Balance, March 31, 2024	6	25,741	33,014	(23,891)	(7,661)	27,209	1,661	28,870
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							6	6
Distributions to noncontrolling interests							(112)	(112)
Consolidations (deconsolidations) of noncontrolling interests							19	19
Stock-based compensation programs		61		55		116		116
Dividends declared on Common Stock			(475)			(475)		(475)
Comprehensive income:
Net income (loss)			1,198			1,198	(27)	1,171
Other comprehensive income (loss), net of tax					217	217	0	217
Total comprehensive income (loss)			1,198		217	1,415	(27)	1,388
Balance, June 30, 2024	6	25,802	33,737	(24,088)	(7,444)	28,013	1,547	29,560
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							59	59
Distributions to noncontrolling interests							(10)	(10)
Stock-based compensation programs		48		30		78		78
Dividends declared on Common Stock			(471)			(471)		(471)
Comprehensive income:
Net income (loss)			448			448	3	451
Other comprehensive income (loss), net of tax					2,600	2,600	0	2,600
Total comprehensive income (loss)			448		2,600	3,048	3	3,051
Balance, September 30, 2024	$6	$25,850	$33,714	$(24,310)	$(4,844)	$30,416	$1,599	$32,015

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Nine Months Ended September 30, 2023 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
December 31, 2022(1)	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$955	$31,548
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							93	93
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(104)		171		67		67
Dividends declared on Common Stock			(468)			(468)		(468)
Comprehensive income:
Net income (loss)			1,462			1,462	15	1,477
Other comprehensive income (loss), net of tax					(19)	(19)	1	(18)
Total comprehensive income (loss)			1,462		(19)	1,443	16	1,459
Balance, March 31, 2023	6	25,643	32,708	(23,147)	(3,825)	31,385	1,062	32,447
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							30	30
Distributions to noncontrolling interests							(19)	(19)
Consolidations (deconsolidations) of noncontrolling interests							(36)	(36)
Stock-based compensation programs		33		44		77		77
Dividends declared on Common Stock			(463)			(463)		(463)
Comprehensive income:
Net income (loss)			511			511	(15)	496
Other comprehensive income (loss), net of tax					(2,824)	(2,824)	(1)	(2,825)
Total comprehensive income (loss)			511		(2,824)	(2,313)	(16)	(2,329)
Balance, June 30, 2023	6	25,676	32,756	(23,355)	(6,649)	28,434	1,021	29,455
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							5	5
Distributions to noncontrolling interests							(6)	(6)
Consolidations (deconsolidations) of noncontrolling interests							102	102
Stock-based compensation programs		38		39		77		77
Dividends declared on Common Stock			(461)			(461)		(461)
Comprehensive income:
Net income (loss)			(802)			(802)	11	(791)
Other comprehensive income (loss), net of tax					(1,182)	(1,182)	0	(1,182)
Total comprehensive income (loss)			(802)		(1,182)	(1,984)	11	(1,973)
Balance, September 30, 2023	$6	$25,714	$31,493	$(23,568)	$(7,831)	$25,814	$1,133	$26,947
__________
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,773	$1,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	2,318	3,123
Change in value of market risk benefits, net of related hedging (gains) losses	320	160
Policy charges and fee income	(1,682)	(1,626)
Interest credited to policyholders’ account balances	3,248	3,002
Depreciation and amortization	330	1
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(328)	(426)
Change in:
Deferred policy acquisition costs	(782)	(600)
Future policy benefits and other insurance liabilities	4,526	4,729
Income taxes	143	(282)
Derivatives, net	285	(737)
Other, net(1)	(4,971)	(3,119)
Cash flows from (used in) operating activities	6,180	5,407
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	39,839	32,743
Fixed maturities, held-to-maturity	0	22
Fixed maturities, trading	2,504	862
Assets supporting experience-rated contractholder liabilities	1,172	1,693
Equity securities	4,527	3,237
Commercial mortgage and other loans	3,587	2,722
Policy loans	1,492	1,319
Other invested assets	1,383	797
Short-term investments	23,095	24,197
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(53,915)	(36,969)
Fixed maturities, trading	(4,913)	(1,774)
Assets supporting experience-rated contractholder liabilities	(1,346)	(1,741)
Equity securities	(2,527)	(2,393)
Commercial mortgage and other loans	(6,360)	(3,938)
Policy loans	(1,179)	(1,151)
Other invested assets	(2,651)	(1,949)
Short-term investments	(25,952)	(24,512)
Derivatives, net	(97)	(1,909)
Other, net	57	(280)
Cash flows from (used in) investing activities	(21,284)	(9,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	27,657	20,690
Policyholders’ account withdrawals	(14,170)	(13,646)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	3,393	(1,075)
Cash dividends paid on Common Stock	(1,424)	(1,391)
Net change in financing arrangements (maturities 90 days or less)	(536)	(77)
Common Stock acquired	(746)	(754)
Common Stock reissued for exercise of stock options	142	91
Proceeds from the issuance of debt (maturities longer than 90 days)	1,303	662
Repayments of debt (maturities longer than 90 days)	(812)	(1,948)
Proceeds from notes issued by consolidated VIEs	823	484
Repayments of notes issued by consolidated VIEs	(393)	(39)
Other, net(1)	737	470
Cash flows from (used in) financing activities	15,974	3,467
Effect of foreign exchange rate changes on cash balances	(105)	(220)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	765	(370)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,463	17,299
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$20,228	$16,929

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (in millions)

	Nine Months Ended September 30,
	2024	2023
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$214	$276
Novation of annuity contracts(2)	$0	$491
Assets transferred upon surrender of IRA contracts (3)	$0	$2,019
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$11,693	$2,264
Liabilities assumed	16,020	3,257
Net cash received	$4,327	$993
Prismic Re reinsurance transaction(4):
Net assets transferred, excluding Cash and cash equivalents	$0	$1,351
Payable established under coinsurance with funds withheld	0	8,184
Reinsurance recoverables established for Future policy benefits ceded	0	(5,584)
Deposit assets established for Policyholders' account balances ceded	0	(3,723)
Unwind of Deferred policy acquisition costs ceded	0	23
Deferred reinsurance loss	0	(393)
Net cash paid	$0	$(142)
Somerset Re reinsurance transaction(4):
Reinsurance recoverables under modified coinsurance, net	$(578)	$0
Unwind of Deferred policy acquisition costs ceded	284	0
Deferred reinsurance gain	363	0
Net cash received	$69	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$20,198	$16,892
Restricted cash and restricted cash equivalents (included in “Other assets”)	30	37
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$20,228	$16,929
__________
(1)See Note 20 for additional information regarding related party transactions.
(2)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company.
(3)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the sale of the Full Service Retirement business as a result of the surrender of certain Stable Value Individual Retirement Account (“IRA”) contracts from the Company to Great-West Life & Annuity Insurance Company.
(4)See Note 12 for additional information regarding the reinsurance agreements with Prismic Life Reinsurance, Ltd. (“Prismic Re”) and Somerset Reinsurance Ltd. (“Somerset Re”).

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

These adjustments impacted the previously issued interim financial statements for the first quarter of 2024 and had no impact to any other previously reported quarterly or annual financial statements. As such, these adjustments do not impact the results for the three and nine months ended September 30, 2024, and will not impact the 2024 annual financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASUs issued but not yet adopted as of September 30, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024 with early adoption permitted, and is required to be applied prospectively with the option of retrospective application.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The ASU has no impact on the Company’s Consolidated Financial Statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,379	$1,063	$3,794	$0	$25,648
Obligations of U.S. states and their political subdivisions	7,216	224	411	0	7,029
Foreign government securities	70,344	2,668	7,552	0	65,460
U.S. public corporate securities	115,390	2,946	8,049	79	110,208
U.S. private corporate securities(1)	45,419	1,101	2,010	31	44,479
Foreign public corporate securities	24,278	576	1,016	25	23,813
Foreign private corporate securities	37,940	1,006	2,913	100	35,933
Asset-backed securities(2)	16,062	228	67	0	16,223
Commercial mortgage-backed securities	9,616	75	419	0	9,272
Residential mortgage-backed securities(3)	2,784	35	154	0	2,665
Total fixed maturities, available-for-sale(1)	$357,428	$9,922	$26,385	$235	$340,730
__________
(1)Excludes notes with amortized cost of $14,126 million (fair value, $14,137 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,874	$1,091	$4,169	$0	$21,796
Obligations of U.S. states and their political subdivisions	8,650	267	459	0	8,458
Foreign government securities	71,556	3,895	5,208	53	70,190
U.S. public corporate securities	105,593	2,357	9,711	67	98,172
U.S. private corporate securities(1)	42,801	807	2,574	14	41,020
Foreign public corporate securities	20,473	487	1,298	19	19,643
Foreign private corporate securities	35,128	613	3,446	5	32,290
Asset-backed securities(2)	12,514	202	119	2	12,595
Commercial mortgage-backed securities	10,571	34	713	0	9,892
Residential mortgage-backed securities(3)	2,438	24	197	0	2,265
Total fixed maturities, available-for-sale(1)	$334,598	$9,777	$27,894	$160	$316,321
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,156	$31	$12,202	$3,763	$15,358	$3,794
Obligations of U.S. states and their political subdivisions	728	10	3,626	401	4,354	411
Foreign government securities	5,197	148	24,001	7,404	29,198	7,552
U.S. public corporate securities	6,077	96	55,020	7,945	61,097	8,041
U.S. private corporate securities	2,139	68	26,030	1,941	28,169	2,009
Foreign public corporate securities	1,644	18	9,241	991	10,885	1,009
Foreign private corporate securities	614	48	20,833	2,862	21,447	2,910
Asset-backed securities	1,140	26	1,456	41	2,596	67
Commercial mortgage-backed securities	76	0	6,761	419	6,837	419
Residential mortgage-backed securities	40	0	1,472	154	1,512	154
Total fixed maturities, available-for-sale	$20,811	$445	$160,642	$25,921	$181,453	$26,366

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,718	$95	$12,642	$4,074	$15,360	$4,169
Obligations of U.S. states and their political subdivisions	862	14	3,816	445	4,678	459
Foreign government securities	9,098	542	19,589	4,664	28,687	5,206
U.S. public corporate securities	4,881	103	61,204	9,604	66,085	9,707
U.S. private corporate securities	3,026	69	27,062	2,504	30,088	2,573
Foreign public corporate securities	1,766	37	10,812	1,246	12,578	1,283
Foreign private corporate securities	1,578	120	22,145	3,324	23,723	3,444
Asset-backed securities	846	30	5,886	89	6,732	119
Commercial mortgage-backed securities	287	3	8,251	710	8,538	713
Residential mortgage-backed securities	92	2	1,599	195	1,691	197
Total fixed maturities, available-for-sale	$25,154	$1,015	$173,006	$26,855	$198,160	$27,870

As of September 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $25,471 million and $26,879 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $895 million and $991 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2024, the $25,921 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities as well as in foreign government securities. As of December 31, 2023, the $26,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2024. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2024
	Available-for-sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$11,756	$11,725
Due after one year through five years	60,508	60,735
Due after five years through ten years(1)	63,078	63,885
Due after ten years(1)	193,624	176,225
Asset-backed securities	16,062	16,223
Commercial mortgage-backed securities	9,616	9,272
Residential mortgage-backed securities	2,784	2,665
Total	$357,428	$340,730
__________
(1)Excludes notes with amortized cost of $14,126 million (fair value, $14,137 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,406	$6,619	$23,480	$20,741
Proceeds from maturities/prepayments	5,133	4,051	16,213	12,092
Gross investment gains from sales and maturities	357	295	952	724
Gross investment losses from sales and maturities	(687)	(734)	(1,957)	(1,436)
Write-downs recognized in earnings(2)	(440)	(53)	(449)	(63)
(Addition to) release of allowance for credit losses	(66)	37	(99)	(101)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$0	$4	$0	$21
(Addition to) release of allowance for credit losses	0	2	0	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $146 million and $(90) million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Amounts represent securities actively marketed for sale, securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis and write-downs on credit adverse securities.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1 million for the nine months ended September 30, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$168	$1	$0	$0	$169
Additions to allowance for credit losses not previously recorded	0	0	59	0	0	0	59
Reductions for securities sold during the period	0	0	(7)	0	0	0	(7)
Additions (reductions) on securities with previous allowance	0	0	16	(1)	0	0	15
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$235	$0	$0	$0	$235

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$56	$219	$1	$0	$0	$276
Additions to allowance for credit losses not previously recorded	0	0	9	0	0	0	9
Reductions for securities sold during the period	0	0	(71)	0	0	0	(71)
Additions (reductions) on securities with previous allowance	0	8	16	1	0	0	25
Balance, end of period	$0	$64	$173	$2	$0	$0	$239

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	118	0	0	0	118
Reductions for securities sold during the period	0	(30)	(27)	0	0	0	(57)
Additions (reductions) on securities with previous allowance	0	(23)	40	(2)	0	0	15
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$235	$0	$0	$0	$235

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	87	0	0	0	149
Reductions for securities sold during the period	0	0	(116)	0	0	0	(116)
Additions (reductions) on securities with previous allowance	0	1	66	1	0	0	68
Balance, end of period	$0	$64	$173	$2	$0	$0	$239

For the three and nine months ended September 30, 2023, there was a $2 million net release in the allowance for credit losses for fixed maturities, held-to-maturity.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

For the three months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer non-cyclical, consumer cyclical and energy sectors within corporate securities due to adverse projected cash flows. For the three months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release in the capital goods and utility sectors within corporate securities due to investment restructurings.

For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer non-cyclical, consumer cyclical and energy sectors within corporate securities due to adverse projected cash flows, partially offset by a net release within foreign government securities. For the nine months ended September 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications and technology sectors within corporate securities, as well as foreign government securities due to adverse projected cash flows. Partially offsetting the additions was a net release within the capital goods and utility sectors within corporate securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of September 30, 2024 or December 31, 2023.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$76	$75	$81	$79
Foreign government securities	608	606	606	604
Obligations of U.S. government authorities and agencies and obligations of U.S. states	222	224	202	206
Total fixed maturities(1)	906	905	889	889
Equity securities	1,787	2,749	1,607	2,279
Total assets supporting experience-rated contractholder liabilities(2)	$2,693	$3,654	$2,496	$3,168
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings as of both September 30, 2024 and December 31, 2023.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both September 30, 2024 and December 31, 2023.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(47) million and $(27) million during the three months ended September 30, 2024 and 2023, respectively, and $326 million and $341 million during the nine months ended September 30, 2024 and 2023, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $543 million and $(295) million during the three months ended September 30, 2024 and 2023, respectively, and $216 million and $(190) million during the nine months ended September 30, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $179 million and $(276) million during the three months ended September 30, 2024 and 2023, respectively, and $822 million and $300 million during the nine months ended September 30, 2024 and 2023, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$62,117	$57,669	$62,591	$61,484
Fixed maturities, trading	20	19	19	19
Assets supporting experience-rated contractholder liabilities	527	519	522	514
Total	$62,664	$58,207	$63,132	$62,017

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$3,005	$2,688	$3,028	$2,992
Fixed maturities, trading	48	47	0	0
Short-term investments	18	18	0	0
Cash equivalents	250	250	427	427
Total	$3,321	$3,003	$3,455	$3,419
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$8,216	13.2%	$8,402	14.2%
Retail	5,409	8.7	5,384	9.1
Apartments/Multi-Family	17,710	28.5	16,555	28.0
Industrial	16,463	26.5	15,263	25.8
Hospitality	2,010	3.2	2,086	3.5
Other	4,507	7.4	4,069	6.9
Total commercial mortgage loans	54,315	87.5	51,759	87.5
Agricultural property loans	7,738	12.5	7,426	12.5
Total commercial mortgage and agricultural property loans	62,053	100.0%	59,185	100.0%
Allowance for credit losses	(555)		(459)
Total net commercial mortgage and agricultural property loans	61,498		58,726
Other loans:
Uncollateralized loans	674		425
Residential property loans	23		30
Other collateralized loans	426		125
Total other loans	1,123		580
Allowance for credit losses	(48)		(1)
Total net other loans	1,075		579
Total net commercial mortgage and other loans(1)	$62,573		$59,305

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of September 30, 2024 and December 31, 2023, the net carrying value of these loans was $1,098 million and $519 million, respectively.

As of September 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (29%), Texas (7%) and New York (5%), and included loans secured by properties in Europe (7%), Mexico (2%), Asia (1%) and Australia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, for the periods indicated:

	Three Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$489	$24	$0	$33	$18	$564
Addition to (release of) allowance for expected losses	(6)	53	0	(1)	(2)	44
Write-offs charged against the allowance	0	(5)	0	0	0	(5)
Change in foreign exchange	0	0	0	0	0	0
Allowance, end of period	$483	$72	$0	$32	$16	$603

	Three Months Ended September 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$224	$16	$0	$0	$1	$241
Addition to (release of) allowance for expected losses	90	0	0	0	0	90
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$315	$16	$0	$0	$1	$332

	Nine Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	41	61	0	32	15	149
Write-offs charged against the allowance	0	(5)	0	0	0	(5)
Reduction for loans sold during the period	0	0	0	0	0	0
Change in foreign exchange	(1)	0	0	0	0	(1)
Allowance, end of period	$483	$72	$0	$32	$16	$603

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	125	3	0	0	0	128
Reduction for loans sold during the period	0	0	0	0	(1)	(1)
Change in foreign exchange	2	0	0	0	0	2
Allowance, end of period	$315	$16	$0	$0	$1	$332

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

For the three months ended September 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to an increase in the loan-specific reserve related to agricultural property loans. For the three months ended September 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves related to commercial mortgage loans within the office sector and increases to the portfolio reserve to reflect declining market conditions.

For the nine months ended September 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in the loan-specific reserves related to agricultural property loans and commercial mortgage loans within the office sector along with the establishment of loan-specific reserves for both the collateralized and uncollateralized consumer loan portfolios. For the nine months ended September 30, 2023, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan-specific reserves related to commercial mortgage loans within the office sector and increases to the portfolio reserve to reflect declining market conditions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,265	$1,631	$1,021	$2,186	$1,234	$17,757	$11	$25,105
60%-69.99%	4,334	2,585	1,040	2,355	1,048	5,879	0	17,241
70%-79.99%	467	911	1,110	1,355	447	2,258	0	6,548
80% or greater	50	137	495	229	282	4,228	0	5,421
Total	$6,116	$5,264	$3,666	$6,125	$3,011	$30,122	$11	$54,315
Debt Service Coverage Ratio:
Greater than 1.2x	$5,436	$4,779	$3,140	$6,022	$2,853	$27,250	$11	$49,491
1.0 - 1.2x	597	335	374	52	104	1,556	0	3,018
Less than 1.0x	83	150	152	51	54	1,316	0	1,806
Total	$6,116	$5,264	$3,666	$6,125	$3,011	$30,122	$11	$54,315
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$344	$374	$897	$2,019	$686	$1,789	$132	$6,241
60%-69.99%	58	555	124	10	53	43	0	843
70%-79.99%	0	0	0	0	0	3	0	3
80% or greater	0	6	517	0	71	5	52	651
Total	$402	$935	$1,538	$2,029	$810	$1,840	$184	$7,738
Debt Service Coverage Ratio:
Greater than 1.2x	$394	$866	$1,004	$1,976	$737	$1,632	$132	$6,741
1.0 - 1.2x	8	64	526	45	57	153	52	905
Less than 1.0x	0	5	8	8	16	55	0	92
Total	$402	$935	$1,538	$2,029	$810	$1,840	$184	$7,738

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

The Company may grant loan modifications in its commercial mortgage and other loan portfolios to borrowers experiencing financial difficulties. These loan modifications may be in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or some combination thereof. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any allowance for credit losses.

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties for the dates indicated:

	Three Months Ended September 30, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$0	0.0%	$195	0.4%
Agricultural property loans	$0	0.0%	$0	0.0%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$341	0.6%	$195	0.4%
Agricultural property loans	$3	0.0%	$0	0.0%

The modifications added less than one year to the weighted average life in both the commercial mortgage and agricultural property loan portfolios.

During both the three and nine months ended September 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

For the nine months ended September 30, 2024, all commercial mortgage and other loans that were modified to borrowers experiencing financial difficulties were current. The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of September 30, 2024 and December 31, 2023.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,054	$0	$0	$261	$261	$54,315	$297
Agricultural property loans	6,984	0	11	743	754	7,738	749
Residential property loans	23	0	0	0	0	23	0
Other collateralized loans	426	0	0	0	0	426	0
Uncollateralized loans	674	0	0	0	0	674	25
Total	$62,161	$0	$11	$1,004	$1,015	$63,176	$1,071
__________
(1)As of September 30, 2024, there were no loans in this category accruing interest.
(2)Includes loans for which no credit losses are expected due to U.S. agency guarantees.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Loans on non-accrual status recognized interest of $11 million and less than $1 million for the three months ended September 30, 2024 and 2023, respectively, and $12 million and less than $1 million for the nine months ended September 30, 2024 and 2023, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $138 million and $126 million as of September 30, 2024 and December 31, 2023, respectively.

The Company did not have any losses on commercial mortgage and other loans purchased with credit deterioration as of September 30, 2024 or December 31, 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,129	$8,929
Hedge funds	3,079	3,164
Real estate-related	2,992	2,578
Subtotal equity method	16,200	14,671
Fair value:
Private equity	2,020	1,247
Hedge funds	2,036	2,078
Real estate-related	947	800
Subtotal fair value	5,003	4,125
Total LPs/LLCs	21,203	18,796
Real estate held through direct ownership(1)	1,825	1,794
Derivative instruments	1,147	1,100
Other(2)	1,192	1,165
Total other invested assets	$25,367	$22,855
_________
(1)As of September 30, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $151 million and $158 million, respectively.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
Fixed maturities	$2,987	$2,727
Equity securities	9	6
Commercial mortgage and other loans	223	224
Policy loans	253	259
Other invested assets	30	23
Short-term investments and cash equivalents	64	48
Total accrued investment income	$3,566	$3,287

Write-downs on accrued investment income were $1 million and less than $1 million for the three months ended September 30, 2024 and 2023, respectively, and $1 million and less than $1 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities, available-for-sale(1)	$3,805	$3,390	$11,100	$9,921
Fixed maturities, held-to-maturity(1)	0	48	0	148
Fixed maturities, trading	146	65	392	177
Assets supporting experience-rated contractholder liabilities	14	9	41	34
Equity securities	35	38	134	142
Commercial mortgage and other loans	654	578	1,907	1,681
Policy loans	127	124	368	372
Other invested assets	331	352	898	1,046
Short-term investments and cash equivalents	299	260	881	720
Gross investment income	5,411	4,864	15,721	14,241
Less: investment expenses	(356)	(293)	(1,053)	(874)
Net investment income	$5,055	$4,571	$14,668	$13,367
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturities(1)	$(836)	$(453)	$(1,553)	$(874)
Commercial mortgage and other loans	(41)	(83)	(136)	(109)
Investment real estate	2	22	(4)	49
LPs/LLCs	16	(4)	39	(21)
Derivatives(2)	(759)	(1,857)	(162)	(2,162)
Other(2)	(226)	(27)	(502)	(6)
Realized investment gains (losses), net	$(1,844)	$(2,402)	$(2,318)	$(3,123)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period has been revised to conform to current period presentation.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(121)	$(72)
Fixed maturity securities, available-for-sale without an allowance	(16,342)	(18,045)
Derivatives designated as cash flow hedges(1)	694	869
Derivatives designated as fair value hedges(1)	(164)	(60)
Other investments(2)	85	57
Net unrealized gains (losses) on investments	$(15,848)	$(17,251)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024				December 31, 2023
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,784	$0	$0	$6,784	$5,693	$0	$0	$5,693
U.S. public corporate securities	0	33	0	33	0	118	0	118
Foreign public corporate securities	0	18	0	18	0	0	0	0
Commercial mortgage-backed securities	620	0	0	620	245	0	0	245
Total securities sold under agreements to repurchase	$7,404	$51	$0	$7,455	$5,938	$118	$0	$6,056

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$154	$0	$154	$1	$0	$1
Obligations of U.S. states and their political subdivisions	54	0	54	67	0	67
Foreign government securities	105	0	105	242	0	242
U.S. public corporate securities	6,416	342	6,758	4,399	420	4,819
Foreign public corporate securities	1,014	79	1,093	649	76	725
Equity securities	307	0	307	623	0	623
Total cash collateral for loaned securities(1)	$8,050	$421	$8,471	$5,981	$496	$6,477
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Fixed maturities, available-for-sale	$926	$539	$803	$836
Fixed maturities, trading	561	943	0	0
Equity securities	88	106	0	0
Commercial mortgage and other loans	755	764	541	0
Other invested assets	6,093	4,319	515	485
Cash and cash equivalents	263	302	0	0
Accrued investment income	7	7	3	3
Other assets	686	1,023	655	636
Total assets of consolidated VIEs	$9,379	$8,003	$2,517	$1,960
Other liabilities	$175	$588	$0	$0
Notes issued by consolidated VIEs(2)	1,414	1,374	42	0
Total liabilities of consolidated VIEs	$1,589	$1,962	$42	$0
__________
(1)Total assets of consolidated VIEs reflect $4,615 million and $4,003 million as of September 30, 2024 and December 31, 2023, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2024, the maturities of these obligations were between 5 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,242 million and $1,165 million as of September 30, 2024 and December 31, 2023, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $21,203 million and $18,796 million as of September 30, 2024 and December 31, 2023, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,151 million and $1,103 million as of September 30, 2024 and December 31, 2023, respectively, and total derivative liabilities of $3,764 million and $4,181 million as of September 30, 2024 and December 31, 2023, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$4,262	$73	$(218)	$3,582	$55	$(252)
Interest Rate Forwards	0	0	0	0	0	0
Foreign Currency
Foreign Currency Forwards	4,903	33	(235)	4,748	43	(195)
Currency/Interest Rate
Foreign Currency Swaps	30,295	1,722	(726)	27,933	1,952	(676)
Total Derivatives Designated as Hedge Accounting Instruments	$39,460	$1,828	$(1,179)	$36,263	$2,050	$(1,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$226,706	$7,941	$(20,314)	$224,445	$8,604	$(21,599)
Interest Rate Futures	9,418	23	(44)	10,448	7	(26)
Interest Rate Options	34,198	244	(1,033)	32,718	292	(1,095)
Interest Rate Forwards	4,589	56	(19)	3,678	39	(14)
Foreign Currency
Foreign Currency Forwards	27,231	989	(941)	27,686	965	(954)
Currency/Interest Rate
Foreign Currency Swaps	7,480	460	(157)	7,771	502	(164)
Credit
Credit Default Swaps	3,949	80	0	3,446	64	0
Equity
Equity Futures	1,249	3	(1)	672	1	(2)
Equity Options	82,356	4,163	(2,730)	51,792	1,688	(1,662)
Total Return Swaps	11,188	124	(350)	9,237	48	(514)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	75,271	2	(2)	78,009	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$484,885	$14,085	$(25,591)	$451,152	$12,211	$(26,031)
Total Derivatives(2)(3)	$524,345	$15,913	$(26,770)	$487,415	$14,261	$(27,154)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $12,232 million (including the Prismic funds withheld related embedded derivative net liability of $578 million) and $8,096 million (including the Prismic funds withheld related embedded derivative net liability of $508 million) as of September 30, 2024 and December 31, 2023, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2024, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2024		December 31, 2023
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$227	$19	$224	$19
Policyholders’ account balances	$(1,598)	$223	$(810)	$219
Future policy benefits	$(2,515)	$189	$(2,441)	$298
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

	September 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$15,789	$(14,762)	$1,027	$(243)	$784
Securities purchased under agreements to resell	617	0	617	(342)	275
Total assets	$16,406	$(14,762)	$1,644	$(585)	$1,059
Offsetting of Financial Liabilities:
Derivatives	$26,768	$(23,006)	$3,762	$(2,881)	$881
Securities sold under agreements to repurchase	7,455	0	7,455	(6,836)	619
Total liabilities	$34,223	$(23,006)	$11,217	$(9,717)	$1,500

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,169	$(13,158)	$1,011	$(240)	$771
Securities purchased under agreements to resell	388	0	388	(363)	25
Total assets	$14,557	$(13,158)	$1,399	$(603)	$796
Offsetting of Financial Liabilities:
Derivatives	$27,154	$(22,973)	$4,181	$(3,775)	$406
Securities sold under agreements to repurchase	6,056	0	6,056	(5,811)	245
Total liabilities	$33,210	$(22,973)	$10,237	$(9,586)	$651
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

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(7)	$0	$0	$0	$0	$67	$74	$0
Currency	0	0	0	0	0	0	108	0
Total gains (losses) on derivatives designated as hedge instruments	(7)	0	0	0	0	67	182	0
Gains (losses) on the hedged item:
Interest Rate	7	0	3	0	0	(70)	(79)	0
Currency	0	0	0	0	0	0	(107)	0
Total gains (losses) on hedged item	7	0	3	0	0	(70)	(186)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	(94)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	(94)
Total gains (losses) on fair value hedges net of hedged item	0	0	3	0	0	(3)	(6)	(94)
Cash flow hedges
Interest Rate	0	0	(5)	0	0	0	0	19
Currency	0	0	0	0	0	0	0	(69)
Currency/Interest Rate	30	0	83	(230)	0	0	0	(755)
Total gains (losses) on cash flow hedges	30	0	78	(230)	0	0	0	(805)
Net investment hedges
Currency	0	0	0	0	0	0	0	(15)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(15)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	758	700	0	0	0	0	0	0
Currency	(19)	0	0	0	0	0	0	0
Currency/Interest Rate	(152)	0	0	(2)	0	0	0	0
Credit	33	0	0	0	0	0	0	0
Equity	641	(354)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(2,036)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(775)	346	0	(2)	0	0	0	0
Total	$(745)	$346	$81	$(232)	$0	$(3)	$(6)	$(914)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(1)	$0	$0	$0	$0	$(3)	$(8)	$0
Currency	0	0	0	0	0	0	93	0
Total gains (losses) on derivatives designated as hedge instruments	(1)	0	0	0	0	(3)	85	0
Gains (losses) on the hedged item:
Interest Rate	1	0	9	0	0	4	(16)	0
Currency	0	0	0	0	0	0	(93)	0
Total gains (losses) on hedged item	1	0	9	0	0	4	(109)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(7)	(103)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(7)	(103)
Total gains (losses) on fair value hedges net of hedged item	0	0	9	0	0	1	(31)	(103)
Cash flow hedges
Interest Rate	(14)	0	(12)	0	0	0	0	20
Currency	0	0	0	0	0	0	0	(45)
Currency/Interest Rate	58	0	241	(145)	0	0	0	(150)
Total gains (losses) on cash flow hedges	44	0	229	(145)	0	0	0	(175)
Net investment hedges
Currency	0	0	0	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(2)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(275)	(712)	0	0	0	0	0	0
Currency	(58)	0	0	(1)	0	0	0	0
Currency/Interest Rate	21	0	0	(2)	0	0	0	0
Credit	89	0	0	0	0	0	0	0
Equity	2,681	(914)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(2,671)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(213)	(1,626)	0	(3)	0	0	0	0
Total	$(169)	$(1,626)	$238	$(148)	$0	$1	$(31)	$(280)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$10	$0	$0	$0	$0	$(110)	$(141)	$0
Currency	0	0	0	0	0	0	(73)	0
Total gains (losses) on derivatives designated as hedge instruments	10	0	0	0	0	(110)	(214)	0
Gains (losses) on the hedged item:
Interest Rate	(9)	0	3	0	0	104	189	0
Currency	0	0	0	0	0	0	72	0
Total gains (losses) on hedged item	(9)	0	3	0	0	104	261	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	131
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	131
Total gains (losses) on fair value hedges net of hedged item	1	0	3	0	0	(6)	45	131
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	(40)
Currency	0	0	0	0	0	0	0	0
Currency/Interest Rate	3	0	75	144	0	0	0	(109)
Total gains (losses) on cash flow hedges	3	0	72	144	0	0	0	(149)
Net investment hedges
Currency	0	0	0	0	0	0	0	11
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	11
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,918)	(2,314)	0	0	0	0	0	0
Currency	70	0	0	(1)	0	0	0	0
Currency/Interest Rate	34	0	0	1	0	0	0	0
Credit	1	0	0	0	0	0	0	0
Equity	(461)	314	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	298	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,976)	(2,000)	0	0	0	0	0	0
Total	$(1,972)	$(2,000)	$75	$144	$0	$(6)	$45	$(7)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$11	$0	$0	$0	$0	$(126)	$(155)	$0
Currency	(1)	0	(1)	0	0	0	26	0
Total gains (losses) on derivatives designated as hedge instruments	10	0	(1)	0	0	(126)	(129)	0
Gains (losses) on the hedged item:
Interest Rate	(10)	0	9	0	0	105	185	0
Currency	0	0	0	0	0	0	(25)	0
Total gains (losses) on hedged item	(10)	0	9	0	0	105	160	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(6)	36
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(6)	36
Total gains (losses) on fair value hedges net of hedged item	0	0	8	0	0	(21)	25	36
Cash flow hedges
Interest Rate	(22)	0	(10)	0	0	0	0	(9)
Currency	8	0	0	0	0	0	0	(40)
Currency/Interest Rate	51	0	237	(2)	0	0	0	(620)
Total gains (losses) on cash flow hedges	37	0	227	(2)	0	0	0	(669)
Net investment hedges
Currency	0	0	0	0	0	0	0	27
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,693)	(3,069)	0	0	0	0	0	0
Currency	(440)	0	0	4	0	0	0	0
Currency/Interest Rate	(29)	0	0	(1)	0	0	0	0
Credit	86	0	0	0	0	0	0	0
Equity	689	(363)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(918)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,305)	(3,432)	0	3	0	0	0	0
Total	$(2,268)	$(3,432)	$235	$1	$0	$(21)	$25	$(606)
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $(122) million and $(21) million for the three and nine months ended September 30, 2024, respectively, and $15 million and $60 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $(543) million and $(71) million for the three and nine months ended September 30, 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2023	$869
Amount recorded in AOCI:
Interest Rate	(5)
Currency	(42)
Currency/Interest Rate	4
Total amount recorded in AOCI	(43)
Amount reclassified from AOCI to income:
Interest Rate	25
Currency	(3)
Currency/Interest Rate	(154)
Total amount reclassified from AOCI to income	(132)
Balance, September 30, 2024	$694

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2024 values, it is estimated that a pre-tax gain of $291 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2025.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(136) million and $(23) million for the three and nine months ended September 30, 2024, respectively, and $25 million and $86 million for the three and nine months ended September 30, 2023, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	35	0	0	0	0	584	45	3,949	80
Total	$0	$0	$0	$0	$3,365	$35	$0	$0	$0	$0	$584	$45	$3,949	$80

	December 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	2,723	19	0	0	89	5	634	40	3,446	64
Total	$0	$0	$0	$0	$2,723	$19	$0	$0	$89	$5	$634	$40	$3,446	$64
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 3% of the index reference name rated as NAIC 6 as of September 30, 2024 and December 31, 2023, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company has no purchased credit protection as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$25,648	$0	$	$25,648
Obligations of U.S. states and their political subdivisions	0	7,023	6		7,029
Foreign government securities	0	65,453	7		65,460
U.S. corporate public securities	0	110,143	65		110,208
U.S. corporate private securities(2)	0	40,838	3,641		44,479
Foreign corporate public securities	0	23,734	79		23,813
Foreign corporate private securities	0	34,104	1,829		35,933
Asset-backed securities(3)	0	14,861	1,362		16,223
Commercial mortgage-backed securities	0	8,364	908		9,272
Residential mortgage-backed securities	0	2,655	10		2,665
Subtotal	0	332,823	7,907		340,730
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	224	0		224
Foreign government securities	0	606	0		606
Corporate securities	0	75	0		75
Equity securities	1,353	1,396	0		2,749
Subtotal	1,353	2,301	0		3,654
Market risk benefit assets	0	0	2,134		2,134
Fixed maturities, trading	0	10,451	1,614		12,065
Equity securities	4,361	1,820	590		6,771
Commercial mortgage and other loans	0	1,098	0		1,098
Other invested assets(5)	23	15,888	928	(14,762)	2,077
Short-term investments	1,345	5,625	468		7,438
Cash equivalents	992	8,686	1		9,679
Reinsurance recoverables and deposit receivables	0	(186)	510		324
Other assets	0	0	0		0
Separate account assets(6)(7)	9,383	164,499	272		174,154
Total assets	$17,457	$543,005	$14,424	$(14,762)	$560,124
Market risk benefit liabilities	$0	$0	$5,178	$	$5,178
Policyholders’ account balances	0	0	11,977		11,977
Reinsurance and funds withheld payables	0	577	0		577
Other liabilities	45	26,723	2	(23,006)	3,764
Notes issued by consolidated VIEs	0	0	440		440
Total liabilities	$45	$27,300	$17,597	$(23,006)	$21,936

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,796	$0	$	$21,796
Obligations of U.S. states and their political subdivisions	0	8,451	7		8,458
Foreign government securities	0	70,182	8		70,190
U.S. corporate public securities	0	98,097	75		98,172
U.S. corporate private securities(2)	0	38,199	2,821		41,020
Foreign corporate public securities	0	19,576	67		19,643
Foreign corporate private securities	0	30,447	1,843		32,290
Asset-backed securities(3)	0	12,236	359		12,595
Commercial mortgage-backed securities	0	8,954	938		9,892
Residential mortgage-backed securities	0	2,265	0		2,265
Subtotal	0	310,203	6,118		316,321
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Foreign government securities	0	604	0		604
Corporate securities	0	79	0		79
Equity securities	1,004	1,275	0		2,279
Subtotal	1,004	2,164	0		3,168
Market risk benefit assets	0	0	1,981		1,981
Fixed maturities, trading	0	9,361	429		9,790
Equity securities(4)	5,953	1,538	512		8,003
Commercial mortgage and other loans	0	519	0		519
Other invested assets(5)	27	14,234	846	(13,158)	1,949
Short-term investments	125	3,746	29		3,900
Cash equivalents	2,240	8,058	4		10,302
Reinsurance recoverables and deposit receivables	0	(75)	224		149
Other assets	0	0	11		11
Separate account assets(6)(7)	8,925	161,793	1,094		171,812
Total assets	$18,274	$511,541	$11,248	$(13,158)	$527,905
Market risk benefit liabilities	$0	$0	$5,467	$	$5,467
Policyholders’ account balances	0	0	7,752		7,752
Reinsurance and funds withheld payables	0	490	0		490
Other liabilities	35	27,112	1	(22,973)	4,175
Notes issued by consolidated VIEs	0	0	778		778
Total liabilities	$35	$27,602	$13,998	$(22,973)	$18,662
__________
(1)“Netting” amounts represent cash collateral of $(8,244) million and $(9,815) million as of September 30, 2024 and December 31, 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $14,137 million (carrying amount of $14,126 million) and $12,370 million (carrying amount of $12,370 million) as of September 30, 2024 and December 31, 2023, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Equity securities excluded from the fair value hierarchy include a fund for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of this investment was $239 million.
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $4,984 million and $4,125 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $26,396 million and $27,076 million, respectively.
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

	As of September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,890	Discounted cash flow	Discount rate	0.92%	20.00%	11.15%	Decrease
		Market comparables	EBITDA multiples(4)	4.0X	8.8X	5.0X	Increase
		Liquidation	Liquidation value	0.00%	0.00%	0.00%	Increase
Commercial mortgage-backed securities	$908	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,134	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.37%	1.84%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$223	Discounted cash flow	Discount rate(5)	0.16%	40%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	12.2X	5.1X	Increase
		Net Asset Value	Share price	$3	$1,810	$842	Increase
Liabilities:
Market risk benefit liabilities(6)	$5,178	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.37%	1.84%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$11,974	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.37%	1.85%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,311	Discounted cash flow	Discount rate	0.57%	20.00%	8.65%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	3.55%	68.00%	57.63%	Increase
Commercial mortgage-backed securities	$938	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(6)	$1,981	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.41%	1.82%		Increase
			Utilization rate(10)	38%	95%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$246	Discounted cash flow	Discount rate(5)	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.0X	6.3X	Increase
		Net Asset Value	Share price	$3	$1,714	$733	Increase
Liabilities:
Market risk benefit liabilities(6)	$5,467	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.41%	1.82%		Decrease
			Utilization rate(10)	38%	95%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$7,752	Discounted cash flow	Lapse rate(8)	1%	80%		Decrease
			Spread over SOFR(9)	0.41%	1.85%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase
___________
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities, trading.
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of September 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$1	$0	$0	$0	$0	$0	$0	$(1)	$6	$0
Foreign government	7	0	0	0	0	1	0	(1)	0	7	0
Corporate securities(3)	5,003	(12)	694	(52)	0	(112)	28	81	(16)	5,614	(20)
Structured securities(4)	2,052	65	230	(55)	0	(7)	2	8	(15)	2,280	62
Other assets:
Fixed maturities, trading	1,520	49	322	(1)	0	(15)	1	65	(327)	1,614	49
Equity securities	556	7	47	(20)	0	0	0	0	0	590	7
Other invested assets	938	(15)	3	0	0	0	2	0	0	928	(14)
Short-term investments	9	0	456	0	0	0	3	0	0	468	0
Cash equivalents	4	0	0	0	0	0	(4)	0	1	1	0
Reinsurance recoverables and deposit receivables	363	10	63	0	0	(14)	88	0	0	510	(4)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	342	4	176	(208)	0	(3)	0	12	(51)	272	0
Liabilities:
Policyholders’ account balances(5)	(10,213)	(1,096)	0	0	(711)	0	43	0	0	(11,977)	274
Other liabilities	(1)	(1)	0	0	0	0	0	0	0	(2)	0
Notes issued by consolidated VIEs	(422)	3	0	0	(21)	0	0	0	0	(440)	3

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(72)	$0	$0	$119	$7	$(66)	$0	$0	$108
Other assets:
Fixed maturities, trading	0	49	0	0	0	0	49	0	0
Equity securities	0	7	0	0	0	0	7	0	0
Other invested assets	0	(15)	0	0	0	1	(15)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	10	0	0	0	0	(4)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	4	0	0	0	0	0	0
Liabilities:
Policyholders’ account balances	(1,096)	0	0	0	0	274	0	0	0
Other liabilities	(1)	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	3	0	0	0	0	3	0	0

	Nine Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$(1)	$6	$0
Foreign government	8	0	0	0	0	0	0	(1)	0	7	0
Corporate securities(3)	4,806	(101)	1,513	(85)	0	(620)	(126)	243	(16)	5,614	(120)
Structured securities(4)	1,297	58	1,822	(56)	0	(82)	(491)	67	(335)	2,280	51
Other assets:
Fixed maturities, trading	429	44	1,216	(23)	0	(131)	0	467	(388)	1,614	49
Equity securities	512	0	122	(36)	0	(5)	6	1	(10)	590	(3)
Other invested assets	846	(62)	125	(2)	0	0	21	0	0	928	(62)
Short-term investments	29	1	463	0	0	(6)	(19)	0	0	468	0
Cash equivalents	4	0	4	0	0	0	(8)	0	1	1	0
Reinsurance recoverables and deposit receivables	224	61	177	0	0	(40)	88	0	0	510	21
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(50)	312	(1,032)	0	(7)	0	12	(57)	272	(14)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(2,472)	0	0	(1,798)	0	45	0	0	(11,977)	1,023
Other liabilities	(1)	(1)	0	0	0	0	0	0	0	(2)	(1)
Notes issued by consolidated VIEs	(778)	(5)	0	0	(48)	0	391	0	0	(440)	(5)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(135)	$0	$0	$70	$22	$(124)	$0	$0	$55
Other assets:
Fixed maturities, trading	0	43	0	0	1	0	49	0	0
Equity securities	0	0	0	0	0	0	(3)	0	0
Other invested assets	0	(62)	0	0	0	0	(62)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	61	0	0	0	0	21	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(50)	0	0	0	0	(14)	0
Liabilities:
Policyholders’ account balances	(2,472)	0	0	0	0	1,023	0	0	0
Other liabilities	(1)	0	0	0	0	(1)	0	0	0
Notes issued by consolidated VIEs	0	(5)	0	0	0	0	(5)	0	0

	Three Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	4,461	(81)	393	(23)	0	(247)	14	289	(149)	4,657	(86)
Structured securities(4)	1,264	(45)	166	(1)	0	(5)	(1)	76	(114)	1,340	(45)
Other assets:
Fixed maturities, trading	302	(4)	32	(39)	0	(5)	9	0	2	297	(5)
Equity securities	773	11	19	(1)	0	(28)	0	2	(35)	741	12
Other invested assets	865	(7)	5	(2)	0	0	0	0	0	861	(7)
Short-term investments	25	1	12	0	0	(14)	0	0	0	24	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	217	26	34	0	0	(7)	0	0	0	270	19
Other assets(7)	12	0	(1)	0	0	0	0	0	0	11	0
Separate account assets	1,175	0	87	(82)	0	(2)	0	42	(60)	1,160	(12)
Liabilities:
Policyholders’ account balances(5)	(5,629)	(97)	0	0	(410)	0	28	0	0	(6,108)	(263)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	(392)	0	0	(392)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(4)	$0	$0	$(130)	$8	$(1)	$0	$0	$(130)
Other assets:
Fixed maturities, trading	0	(4)	0	0	0	0	(5)	0	0
Equity securities	0	11	0	0	0	0	12	0	0
Other invested assets	(5)	(2)	0	0	0	(5)	(2)	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	26	0	0	0	0	19	0	0	0
Other assets(7)	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0	(12)	0
Liabilities:
Policyholders’ account balances	(97)	0	0	0	0	(263)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	(46)	1,657	(198)	0	(747)	(6)	307	(168)	4,657	(47)
Structured securities(4)	1,289	(74)	405	(6)	0	(30)	(1)	113	(356)	1,340	(81)
Other assets:
Fixed maturities, trading	304	(1)	98	(39)	0	(18)	10	0	(57)	297	(5)
Equity securities	627	5	28	(68)	0	(34)	216	3	(36)	741	(5)
Other invested assets	539	(26)	359	(11)	0	0	0	0	0	861	(26)
Short-term investments	18	4	43	0	0	(41)	0	0	0	24	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	141	34	107	0	0	(12)	0	0	0	270	22
Other assets(7)	11	0	0	0	0	0	0	0	0	11	0
Separate account assets	1,081	88	396	(279)	0	(68)	0	45	(103)	1,160	75
Liabilities:
Policyholders’ account balances(5)	(3,492)	(1,368)	0	0	(1,249)	0	1	0	0	(6,108)	(525)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	(392)	0	0	(392)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(20)	$0	$0	$(111)	$11	$(3)	$0	$0	$(125)
Other assets:
Fixed maturities, trading	0	(2)	0	0	1	0	(5)	0	0
Equity securities	(1)	6	0	0	0	0	(5)	0	0
Other invested assets	(6)	(20)	0	0	0	(6)	(20)	0	0
Short-term investments	3	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	34	0	0	0	0	22	0	0	0
Other assets(7)	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	88	0	0	0	0	75	0
Liabilities:
Policyholders’ account balances	(1,368)	0	0	0	0	(525)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(6)Excludes MRB assets of $2,134 million and $2,200 million and MRB liabilities of $5,178 million and $4,660 million for the periods ended September 30, 2024 and 2023, respectively. See Note 11 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$23	$8,314	$2	$	$8,339
Currency	0	1,022	0		1,022
Credit	0	80	0		80
Currency/Interest Rate	0	2,182	0		2,182
Equity	0	4,290	0		4,290
Other	0	0	0		0
Netting(1)				(14,762)	(14,762)
Total derivative assets	$23	$15,888	$2	$(14,762)	$1,151
Derivative Liabilities:
Interest Rate	$44	$21,584	$2	$	$21,630
Currency	0	1,176	0		1,176
Credit	0	0	0		0
Currency/Interest Rate	0	883	0		883
Equity	1	3,080	0		3,081
Other	0	0	0		0
Netting(1)				(23,006)	(23,006)
Total derivative liabilities	$45	$26,723	$2	$(23,006)	$3,764

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$8,990	$1	$	$8,998
Currency	0	1,008	0		1,008
Credit	0	64	0		64
Currency/Interest Rate	0	2,454	0		2,454
Equity	19	1,718	0		1,737
Other	0	0	0		0
Netting(1)				(13,158)	(13,158)
Total derivative assets	$26	$14,234	$1	$(13,158)	$1,103
Derivative Liabilities:
Interest Rate	$26	$22,960	$1	$	$22,987
Currency	0	1,149	0		1,149
Credit	0	0	0		0
Currency/Interest Rate	0	840	0		840
Equity	10	2,168	0		2,178
Other	0	0	0		0
Netting(1)				(22,973)	(22,973)
Total derivative liabilities	$36	$27,117	$1	$(22,973)	$4,181
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

	Three Months Ended September 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	(1)	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2024
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Gains (Losses):
Commercial mortgage loans(1)	$0	$0	$0	$0
Investment real estate	$(9)	$0	$(12)	$(17)
Investment in JV/LP and Other	$0	$(10)	$(7)	$(65)

	September 30, 2024	December 31, 2023
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$34
Investment real estate(2)	$176	$113
Investment in JV/LP and Other(2)	$128	$186
__________
(1)Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.
(2)Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and September 30, 2024 for “Investment real estate.” Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and December 31, 2023 for “Investment in JV/LP and Other.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(3)	$0	$5	$0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Commercial mortgage and other loans:
Interest income	$7	$2	$10	$7
Notes issued by consolidated VIEs:
Interest expense	$4	$0	$14	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024	December 31, 2023
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,098	$519
Aggregate contractual principal as of period end	$1,089	$512
Other invested assets:
Fair value as of period end	$19	$0
Other assets:
Fair value as of period end	$0	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$440	$778
Aggregate contractual principal as of period end	$443	$787
__________
(1)As of September 30, 2024, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	September 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$37	$59,335	$59,372	$61,475
Policy loans	8	0	9,939	9,947	9,947
Other invested assets	0	95	0	95	95
Short-term investments	540	32	0	572	572
Cash and cash equivalents	9,815	704	0	10,519	10,519
Accrued investment income	0	3,566	0	3,566	3,566
Reinsurance recoverables and deposit receivables	0	8	5,656	5,664	5,664
Other assets	30	2,809	1	2,840	2,840
Total assets	$10,393	$7,251	$74,931	$92,575	$94,678
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,100	$43,633	$74,733	$79,503
Securities sold under agreements to repurchase	0	7,455	0	7,455	7,455
Cash collateral for loaned securities	0	8,471	0	8,471	8,471
Reinsurance and funds withheld payables(2)	0	10,312	(31)	10,281	10,281
Short-term debt(3)	0	519	440	959	950
Long-term debt(4)	565	17,975	406	18,946	19,076
Notes issued by consolidated VIEs	0	0	1,016	1,016	1,016
Other liabilities	0	6,892	32	6,924	6,924
Separate account liabilities—investment contracts	0	22,672	18,710	41,382	41,382
Total liabilities	$565	$105,396	$64,206	$170,167	$175,058

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$41	$55,611	$55,652	$58,786
Policy loans	8	0	10,039	10,047	10,047
Other invested assets	0	97	0	97	97
Short-term investments	1,092	13	0	1,105	1,105
Cash and cash equivalents	8,709	408	0	9,117	9,117
Accrued investment income	0	3,287	0	3,287	3,287
Reinsurance recoverables and deposit receivables	0	5	5,171	5,176	5,176
Other assets	43	3,059	0	3,102	3,102
Total assets	$9,852	$6,910	$70,821	$87,583	$90,717
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,089	$37,794	$68,883	$72,604
Securities sold under agreements to repurchase	0	6,056	0	6,056	6,056
Cash collateral for loaned securities	0	6,477	0	6,477	6,477
Reinsurance and funds withheld payables(2)	0	9,553	(23)	9,530	9,530
Short-term debt(3)	0	535	83	618	618
Long-term debt(4)	564	16,938	766	18,268	18,882
Notes issued by consolidated VIEs	0	0	596	596	596
Other liabilities	0	6,950	32	6,982	6,982
Separate account liabilities—investment contracts	0	24,050	21,315	45,365	45,365
Total liabilities	$564	$101,648	$60,563	$162,775	$167,110
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,902 million (carrying amount of $7,902 million) and $8,036 million (carrying amount of $8,036 million), a portion of which relates to insurance contracts as of September 30, 2024 and December 31, 2023, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $1,750 million (carrying amount of $1,750 million) and $2,000 million (carrying amount of $2,000 million) as of September 30, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.
(4)Excludes debt with fair value of $12,387 million (carrying amount of $12,376 million) and $10,370 million (carrying amount of $10,370 million) as of September 30, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$4,909	$4,442	$20,628
Capitalization	302	138	517	428	441	1,826
Amortization expense	(286)	(156)	(184)	(255)	(247)	(1,128)
Other adjustments(1)	0	0	(280)	(49)	4	(325)
Foreign currency adjustment	0	0	0	(93)	(22)	(115)
Balance, EOP	$3,692	$2,219	$5,417	$4,940	$4,618	20,886
Other businesses						296
Total DAC balance						$21,182
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

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Balance, BOP	$410	$446
Capitalization	2	2
Amortization expense	(27)	(28)
Balance, EOP	385	420
Other businesses	31	33
Total DSI balance	$416	$453

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Balance, BOP	$511	$597
Amortization expense	(31)	(37)
Foreign currency adjustment	(9)	(64)
Balance, EOP	471	496
Other businesses(1)	17	18
Total VOBA balance	$488	$514
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2024 (October-December)	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$12	$43	$39	$36	$32	$326	$488

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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” The liabilities related to the net amount at risk are reflected within “Future policy benefits” or “Market risk benefit liabilities” (or “assets,” if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses).”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,688	$4,411
Obligations of U.S. states and their political subdivisions	2,215	2,116
Foreign government bonds	98	101
U.S. corporate securities	11,782	12,782
Foreign corporate securities	3,173	3,288
Asset-backed securities	1,258	1,211
Mortgage-backed securities	15,017	14,253
Mutual funds:
Equity	94,457	88,397
Fixed Income	34,531	37,065
Other	5,576	5,587
Equity securities	5,088	5,410
Commercial mortgage and other loans	62	67
Other invested assets	18,788	20,739
Short-term investments	1,194	1,202
Cash and cash equivalents	2,623	2,259
Total	$200,550	$198,888

For the periods ended September 30, 2024 and December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	13,071	128	426	400	2,589	16,614
Investment performance	(277)	474	10,170	1,675	6,429	18,471
Policy charges	(58)	(9)	(1,690)	(218)	(861)	(2,836)
Surrenders and withdrawals	(12,571)	(961)	(10,315)	(346)	(776)	(24,969)
Benefit payments	(2,645)	(401)	(65)	(238)	(321)	(3,670)
Net transfers (to) from general account	(74)	(66)	(50)	(29)	(398)	(617)
Other	(763)	36	5	(244)	49	(917)
Balance, EOP	$29,331	$10,212	$92,611	$26,021	$45,934	$204,109
Other businesses(1)						(3,559)
Total separate account liabilities						$200,550

Cash surrender value(2)	$29,331	$10,212	$91,617	$25,919	$42,454	$199,533
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below:

•Benefit Reserves;
•Deferred Profit Liability (“DPL”); and
•Additional Insurance Reserves (“AIR”)

In 2024, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements. The impact was favorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Institutional Retirement Strategies and Long-Term Care, partially offset by unfavorable updates to policyholder behavior assumptions on certain life policies in International Businesses. Additionally, there was an unfavorable impact for direct and assumed AIR, primarily due to updates to policyholder behavior assumptions on universal life polices with secondary guarantees in Individual Life.

In 2023, the Company recognized an unfavorable impact to net income attributable to its annual reviews and update of assumptions and other refinements. The impact was unfavorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to policyholder behavior and claim assumptions in Long-Term Care. Additionally, there was an unfavorable impact for direct and assumed AIR, primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life polices with secondary guarantees in Individual Life.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$29,064	$26,367	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	596	622	16	13,331
Balance at original discount rate, BOP	83,276	11,502	29,660	26,989	3,302	154,729
Effect of assumption update	41	21	(328)	(535)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	534	(205)	(1,030)	(732)	147	(1,286)
Adjusted balance, BOP	83,851	11,318	28,302	25,722	3,173	152,366
Issuances	19,730	631	1,732	852	0	22,945
Net premiums / considerations collected	(20,691)	(1,039)	(2,849)	(2,528)	(241)	(27,348)
Interest accrual	2,150	397	634	526	113	3,820
Foreign currency adjustment	3,993	0	(521)	(245)	0	3,227
Other adjustments	0	3	95	0	0	98
Balance at original discount rate, EOP	89,033	11,310	27,393	24,327	3,045	155,108
Effect of cumulative changes in discount rate assumptions, EOP	(14,283)	(109)	(749)	(651)	6	(15,786)
Balance, EOP	$74,750	$11,201	$26,644	$23,676	$3,051	$139,322
Other businesses, EOP						94
Total balance, EOP						$139,416

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$79,822	$79,036	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	563	7,355	603	23,606
Balance at original discount rate, BOP	155,886	20,186	80,385	86,391	12,742	355,590
Effect of assumption update	(481)	21	(106)	(407)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	638	(240)	(1,023)	(715)	155	(1,185)
Adjusted balance, BOP	156,043	19,967	79,256	85,269	12,503	353,038
Issuances	19,730	631	1,732	852	0	22,945
Interest accrual	4,633	707	1,921	1,630	454	9,345
Benefit payments	(9,743)	(1,173)	(3,450)	(3,730)	(240)	(18,336)
Foreign currency adjustment	4,046	0	(1,190)	(743)	0	2,113
Other adjustments	17	(7)	208	(4)	0	214
Balance at original discount rate, EOP	174,726	20,125	78,477	83,274	12,717	369,319
Effect of cumulative changes in discount rate assumptions, EOP	(16,145)	(152)	(2,888)	(8,684)	(567)	(28,436)
Balance, EOP	$158,581	$19,973	$75,589	$74,590	$12,150	$340,883
Other businesses, EOP						1,709
Total balance, EOP						$342,592

	Nine Months Ended September 30, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$83,831	$8,773	$48,945	$50,915	$9,099	$201,563
Flooring impact, EOP	82	0	26	13	0	121
Balance, EOP, post-flooring	83,913	8,773	48,971	50,928	9,099	201,684
Less: Reinsurance recoverables	5,481	719	98	290	0	6,588
Balance after reinsurance recoverables, EOP, post-flooring	$78,432	$8,054	$48,873	$50,638	$9,099	$195,096
Other businesses, EOP(1)						1,551
Total balance after reinsurance recoverables, EOP						$196,647

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$64,789	$7,750	$45,304	$47,523	$7,299	$172,665
Flooring impact, EOP	0	2	27	31	0	60
Balance, EOP, post-flooring	64,789	7,752	45,331	47,554	7,299	172,725
Less: Reinsurance recoverables	4,810	696	96	189	0	5,791
Balance after reinsurance recoverables, EOP, post-flooring	$59,979	$7,056	$45,235	$47,365	$7,299	$166,934
Other businesses, EOP(1)						1,482
Total balance after reinsurance recoverables, EOP						$168,416
__________
(1)Reflects balance after reinsurance recoverables of $62 million and $69 million at September 30, 2024 and 2023, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30, 2024
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$145,066	$22,937	$63,514	$51,059	$6,758
Discounted expected future gross premiums (at original discount rate)	$96,557	$15,183	$49,274	$41,069	$4,488
Discounted expected future gross premiums (at current discount rate)	$80,840	$15,067	$48,327	$40,061	$4,502
Undiscounted expected future benefits and expenses	$274,739	$31,059	$132,310	$133,511	$29,908
Weighted-average duration of the liability in years (at original discount rate)	8	10	18	18	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	17	16	16
Weighted-average interest rate (at original discount rate)	4.74%	5.14%	3.43%	2.59%	4.91%
Weighted-average interest rate (at current discount rate)	4.96%	4.91%	3.36%	3.25%	5.24%

	Nine Months Ended September 30, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$108,863	$23,147	$68,665	$56,169	$6,854
Discounted expected future gross premiums (at original discount rate)	$75,372	$15,381	$53,078	$45,102	$4,496
Discounted expected future gross premiums (at current discount rate)	$56,962	$14,120	$50,753	$42,804	$4,167
Undiscounted expected future benefits and expenses	$217,931	$31,164	$137,378	$139,536	$30,897
Weighted-average duration of the liability in years (at original discount rate)	9	10	20	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	9	19	17	17
Weighted-average interest rate (at original discount rate)	4.57%	5.17%	3.46%	2.59%	4.91%
Weighted-average interest rate (at current discount rate)	6.02%	6.01%	3.37%	3.26%	6.30%

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

For both the first nine months of 2024 and 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Nine Months Ended September 30, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$3,956	$5,303	$14,874
Less: Flooring impact, BOP	0	1	1	2
Balance, BOP, pre-flooring	5,615	3,955	5,302	14,872
Effect of assumption update	370	(150)	(138)	82
Effect of actual variances from expected experience and other activity	(69)	(20)	(33)	(122)
Adjusted balance, BOP	5,916	3,785	5,131	14,832
Profits deferred	112	1,164	874	2,150
Interest accrual	177	122	116	415
Amortization	(441)	(851)	(737)	(2,029)
Foreign currency adjustment	14	(76)	(32)	(94)
Other adjustments	0	22	0	22
Balance, EOP, pre-flooring	5,778	4,166	5,352	15,296
Flooring impact, EOP	0	1	2	3
Balance, EOP, post-flooring	5,778	4,167	5,354	15,299
Less: Reinsurance recoverables	396	10	31	437
Balance after reinsurance recoverables, EOP, post-flooring	$5,382	$4,157	$5,323	14,862
Other businesses				156
Total balance after reinsurance recoverables, EOP				$15,018

	Nine Months Ended September 30, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP, post-flooring	$5,532	$3,379	$5,261	$14,172
Less: Flooring impact, BOP	0	0	1	1
Balance, BOP, pre-flooring	5,532	3,379	5,260	14,171
Effect of assumption update	35	(67)	(228)	(260)
Effect of actual variances from expected experience and other activity	4	(4)	(32)	(32)
Adjusted balance, BOP	5,571	3,308	5,000	13,879
Profits deferred	294	1,271	1,017	2,582
Interest accrual	170	109	114	393
Amortization	(424)	(869)	(765)	(2,058)
Foreign currency adjustment	2	(128)	(251)	(377)
Other adjustments	0	24	0	24
Balance, EOP, pre-flooring	5,613	3,715	5,115	14,443
Flooring impact, EOP	0	0	1	1
Balance, EOP, post-flooring	5,613	3,715	5,116	14,444
Less: Reinsurance recoverables	383	8	10	401
Balance after reinsurance recoverables, EOP, post-flooring	$5,230	$3,707	$5,106	14,043
Other businesses				145
Total balance after reinsurance recoverables, EOP				$14,188

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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$14,308	$12,684
Flooring impact and amounts in AOCI	843	1,285
Balance, excluding amounts in AOCI, BOP, pre-flooring	15,151	13,969
Effect of assumption update	153	23
Effect of actual variances from expected experience and other activity	315	(13)
Adjusted balance, BOP	15,619	13,979
Assessments collected(1)	852	836
Interest accrual	399	362
Benefits paid	(268)	(223)
Other adjustments	13	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	16,615	14,954
Flooring impact and amounts in AOCI	(352)	(1,737)
Balance, including amounts in AOCI, EOP, post-flooring	16,263	13,217
Less: Reinsurance recoverables	8,287	5,286
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,976	7,931
Other businesses	75	123
Total balance after reinsurance recoverables	$8,051	$8,054
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.40%	3.36%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Benefit reserves, EOP, post-flooring	$203,297	$174,276
Deferred Profit Liability EOP, post-flooring	15,455	14,589
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	16,338	13,340
Subtotal of amounts disclosed above	235,090	202,205
Other Future Policy Benefits reserves(1)	50,384	51,346
Total Future Policy Benefits	$285,474	$253,551
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company's Consolidated Statement of Operations as of the periods indicated:

	Nine Months Ended September 30, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$21,128	$1,384	$0	$4,359	$4,163	$419	$31,453
Deferred profit liability	(149)	0	0	(287)	(82)	(7)	(525)
Additional insurance reserves	0	0	2,455	0	0	0	2,455
Total	$20,979	$1,384	$2,455	$4,072	$4,081	$412	$33,383

	Nine Months Ended September 30, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$9,310	$1,384	$0	$4,849	$4,741	$415	$20,699
Deferred profit liability	(79)	0	0	(464)	(105)	37	(611)
Additional insurance reserves	0	0	2,357	0	0	0	2,357
Total	$9,231	$1,384	$2,357	$4,385	$4,636	$452	$22,445

	Nine Months Ended September 30, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$2,483	$310	$0	$1,287	$1,105	$379	$5,564
Deferred profit liability	177	0	0	122	116	3	418
Additional insurance reserves	0	0	399	1	0	0	400
Total	$2,660	$310	$399	$1,410	$1,221	$382	$6,382

	Nine Months Ended September 30, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses	Total
	(in millions)
Benefit reserves	$2,132	$303	$0	$1,297	$1,135	$366	$5,233
Deferred profit liability	170	0	0	109	114	3	396
Additional insurance reserves	0	0	362	1	0	0	363
Total	$2,302	$303	$362	$1,407	$1,249	$369	$5,992
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,738	$23,765	$7,095	$5,293	$27,439	$12,949	$38,450	$132,729
Deposits	5,824	5,902	4,188	871	1,837	1,540	5,393	25,555
Interest credited	555	359	174	110	577	528	684	2,987
Acquisitions and dispositions	0	0	0	0	0	0	0	0
Policy charges	(9)	(22)	(4)	(248)	(1,537)	(246)	(190)	(2,256)
Surrenders and withdrawals	(4,123)	(663)	(537)	(1,123)	(1,264)	(241)	(1,230)	(9,181)
Benefit payments	(461)	(60)	(62)	0	(98)	(199)	(1,618)	(2,498)
Net transfers (to) from separate account	0	61	0	29	443	0	0	533
Change in market value and other adjustments(1)	7	2,040	218	0	159	(347)	(11)	2,066
Foreign currency adjustment	0	0	0	0	0	(103)	(101)	(204)
Balance, EOP	$19,531	$31,382	$11,072	$4,932	$27,556	$13,881	$41,377	$149,731
Closed Block Division								4,391
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,849
Other(2)								4,117
Total Policyholders' account balance								$164,088
Weighted-average crediting rate	3.97%	1.73%	2.57%	2.86%	2.80%	5.25%	2.29%	2.82%
Net amount at risk(3)	$0	$0	$0	$73,883	$392,501	$21,532	$6,406	$494,322
Cash surrender value(4)	$19,531	$30,049	$9,528	$3,842	$23,692	$12,638	$37,769	$137,049

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, BOP	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	$118,377
Deposits	4,407	3,444	1,839	811	1,773	1,640	4,274	18,188
Interest credited	509	219	96	124	583	577	531	2,639
Acquisitions and Dispositions	0	0	0	0	0	0	0	0
Policy charges	(16)	(17)	(6)	(247)	(1,536)	(222)	(146)	(2,190)
Surrenders and withdrawals	(4,332)	(492)	(298)	(1,217)	(1,267)	(153)	(1,015)	(8,774)
Benefit payments	0	(58)	(58)	0	(119)	(203)	(1,462)	(1,900)
Net transfers (to) from separate account	0	22	0	2	1,282	0	0	1,306
Change in market value and other adjustments(1)	0	1,192	82	0	75	21	(7)	1,363
Foreign currency adjustment	0	0	0	0	0	(1,071)	(1,291)	(2,362)
Balance, EOP	$17,944	$21,834	$6,298	$5,312	$27,293	$11,757	$36,209	$126,647
Closed Block Division								4,528
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,109
Other(2)								4,504
Total Policyholders' account balance								$140,788
Weighted-average crediting rate	3.85%	1.48%	2.33%	2.97%	2.89%	6.72%	1.98%	2.87%
Net amount at risk(3)	$0	$0	$0	$73,260	$378,191	$17,400	$6,274	$475,125
Cash surrender value(4)	$17,944	$19,184	$5,038	$3,966	$23,101	$10,063	$31,144	$110,440
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,207 million and $5,621 million of Full Service account balances reinsured to Great-West as of September 30, 2024 and 2023, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.

“Policyholders’ account balances” for Institutional Retirement Strategies and Life Planner includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $6,061 million and $5,811 million at September 30, 2024 and 2023, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from two months to seven years. Included in the amounts at September 30, 2024 and 2023 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $3,969 million and $3,465 million, respectively, and short-term note liability of $2,127 million and $2,389 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both September 30, 2024 and 2023. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	83	0	0	0	83
3.00% - 4.00%	4,715	0	0	0	4,715
Greater than 4.00%	3,201	0	0	0	3,201
Total	$9,950	$0	$0	$0	$9,950
Retirement Strategies - Individual Variable
Less than 1.00%	$324	$622	$447	$0	$1,393
1.00% - 1.99%	156	211	3	0	370
2.00% - 2.99%	23	4	4	0	31
3.00% - 4.00%	1,763	5	8	0	1,776
Greater than 4.00%	85	0	0	0	85
Total	$2,351	$842	$462	$0	$3,655
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$3	$10	$967	$980
1.00% - 1.99%	474	82	226	75	857
2.00% - 2.99%	545	463	560	17	1,585
3.00% - 4.00%	1,565	83	10	3	1,661
Greater than 4.00%	85	0	0	0	85
Total	$2,669	$631	$806	$1,062	$5,168
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$966	$966
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	41	0	0	0	41
3.00% - 4.00%	1,432	0	0	63	1,495
Greater than 4.00%	68	0	0	0	68
Total	$1,541	$0	$0	$1,029	$2,570
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$309	$309
1.00% - 1.99%	262	0	1,692	1,875	3,829
2.00% - 2.99%	31	1,505	2,834	453	4,823
3.00% - 4.00%	4,244	3,811	1,344	33	9,432
Greater than 4.00%	5,406	0	0	0	5,406
Total	$9,943	$5,316	$5,870	$2,670	$23,799
International Businesses - Life Planner
Less than 1.00%	$315	$43	$82	$2,809	$3,249
1.00% - 1.99%	2,904	29	0	0	2,933
2.00% - 2.99%	2,085	0	0	0	2,085
3.00% - 4.00%	380	0	0	0	380
Greater than 4.00%	410	0	0	0	410
Total	$6,094	$72	$82	$2,809	$9,057
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,688	$0	$0	$0	$15,688
1.00% - 1.99%	8,425	54	0	0	8,479
2.00% - 2.99%	2,785	300	31	0	3,116
3.00% - 4.00%	5,962	0	0	0	5,962
Greater than 4.00%	8,001	0	0	0	8,001
Total	$40,861	$354	$31	$0	$41,246

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	551	0	0	0	551
3.00% - 4.00%	5,312	0	0	0	5,312
Greater than 4.00%	2,150	0	0	0	2,150
Total	$9,964	$0	$0	$0	$9,964
Retirement Strategies - Individual Variable
Less than 1.00%	$944	$821	$18	$0	$1,783
1.00% - 1.99%	224	2	1	0	227
2.00% - 2.99%	32	5	3	0	40
3.00% - 4.00%	2,046	8	10	0	2,064
Greater than 4.00%	97	0	0	0	97
Total	$3,343	$836	$32	$0	$4,211
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$20	$20
1.00% - 1.99%	544	129	246	82	1,001
2.00% - 2.99%	535	469	320	12	1,336
3.00% - 4.00%	343	9	0	0	352
Greater than 4.00%	97	0	0	0	97
Total	$1,519	$607	$566	$114	$2,806
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,221	$1,221
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	29	0	0	0	29
3.00% - 4.00%	1,565	0	0	0	1,565
Greater than 4.00%	73	0	0	0	73
Total	$1,667	$0	$0	$1,221	$2,888
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$408	$408
1.00% - 1.99%	185	0	2,528	884	3,597
2.00% - 2.99%	29	1,418	2,940	349	4,736
3.00% - 4.00%	4,478	4,189	1,315	14	9,996
Greater than 4.00%	5,533	0	0	0	5,533
Total	$10,225	$5,607	$6,783	$1,655	$24,270
International Businesses - Life Planner
Less than 1.00%	$320	$42	$90	$1,440	$1,892
1.00% - 1.99%	2,815	25	0	0	2,840
2.00% - 2.99%	2,013	0	0	0	2,013
3.00% - 4.00%	335	0	0	0	335
Greater than 4.00%	380	0	0	0	380
Total	$5,863	$67	$90	$1,440	$7,460
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,671	$0	$0	$0	$15,671
1.00% - 1.99%	8,864	0	0	0	8,864
2.00% - 2.99%	3,153	310	38	0	3,501
3.00% - 4.00%	4,145	0	0	0	4,145
Greater than 4.00%	3,873	0	0	0	3,873
Total	$35,706	$310	$38	$0	$36,054
____________
(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2024
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$4,613	$359	$95	$5,067
Unearned revenue	653	107	15	775
Amortization expense	(179)	(12)	(4)	(195)
Other adjustments	0	(56)	(1)	(57)
FX adjustment	0	1	0	1
Balance, EOP	5,087	399	105	5,591
Less: Reinsurance recoverables	409	0	0	409
Balance after reinsurance recoverables, EOP	$4,678	$399	$105	$5,182
Other businesses				56
Total balance after reinsurance recoverables, EOP				$5,238

	Nine Months Ended September 30, 2023
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$3,983	$231	$81	$4,295
Unearned revenue	622	100	16	738
Amortization expense	(154)	(7)	(4)	(165)
Other adjustments	0	2	0	2
FX adjustment	0	(22)	(5)	(27)
Balance, EOP	4,451	304	88	4,843
Less: Reinsurance recoverables	0	0	0	0
Balance after reinsurance recoverables, EOP	$4,451	$304	$88	$4,843
Other businesses				50
Total balance after reinsurance recoverables, EOP				$4,893

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Balance, BOP	$4,038	$4,987
Effect of cumulative changes in NPR	1,137	1,828
Balance, BOP, before effect of changes in NPR	5,175	6,815
Attributed fees collected	850	899
Claims paid	(61)	(83)
Interest accrual	187	255
Actual in force different from expected	16	54
Effect of changes in interest rates	54	(2,986)
Effect of changes in equity markets	(1,712)	(995)
Effect of assumption update	93	342
Issuances	52	15
Other adjustments	14	(24)
Balance, EOP, before effect of changes in NPR	4,668	4,292
Effect of cumulative changes in NPR	(996)	(1,301)
Balance, EOP	3,672	2,991
Less: Reinsured MRBs	681	610
Balance, EOP, net of reinsurance	2,991	2,381
Other businesses	53	79
Total net MRB balance	$3,044	$2,460

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

The following table presents accompanying information to the rollforward table above.

	September 30, 2024	September 30, 2023
	($ in millions)
Net amount at risk(1)	$7,878	$13,417
Weighted-average attained age of contractholders	71	70
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	September 30, 2024
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,308	$10	$1,318
Ceded	814	2	816
Total MRB assets	$2,122	$12	$2,134

Direct and assumed	$4,980	$65	$5,045
Ceded	133	0	133
Total MRB liabilities	$5,113	$65	$5,178

Net liability	$2,991	$53	$3,044

	September 30, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,430	$10	$1,440
Ceded	757	3	760
Total MRB assets	$2,187	$13	$2,200

Direct and assumed	$4,421	$92	$4,513
Ceded	147	0	147
Total MRB liabilities	$4,568	$92	$4,660

Net liability	$2,381	$79	$2,460

12. REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 30% of the Company’s statutory reserves on its in-force guaranteed universal life block of business as of December 31, 2023. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $363 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. Separately, effective September 2019, Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for under the deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

contracts. The deposit receivables were $2,523 million and $1,619 million as of September 30, 2024 and December 31, 2023, respectively, and the funds withheld liabilities were $2,425 million and $1,518 million as of September 30, 2024 and December 31, 2023, respectively.

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

Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Empower and any such novated contracts shall cease to be reinsured under this agreement.

Effective April 2022, in connection with the sale of the PALAC legal entity, now known as Fortitude Life Insurance and Annuity Company (“FLIAC”), the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC’s indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, reinsurance recoverables includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities with a guaranteed lifetime withdrawal income feature, which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Direct premiums	$11,983	$8,435	$33,656	$23,424
Reinsurance assumed	1,656	1,145	4,652	3,567
Reinsurance ceded	(594)	(5,407)	(1,906)	(6,546)
Premiums	$13,045	$4,173	$36,402	$20,445

Direct policy charges and fee income	$1,663	$969	$3,476	$2,862
Reinsurance assumed	295	308	894	923
Reinsurance ceded	(847)	(165)	(1,118)	(466)
Policy charges and fee income	$1,111	$1,112	$3,252	$3,319

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(130)	$(245)	$(319)	$(157)
Reinsurance assumed	(21)	65	58	148
Reinsurance ceded	5	(71)	(59)	(151)
Change in value of market risk benefits, net of related hedging gains (losses)	$(146)	$(251)	$(320)	$(160)

Direct policyholders’ benefits	$13,023	$9,303	$36,849	$25,161
Reinsurance assumed	2,007	1,596	5,788	5,383
Reinsurance ceded	(1,003)	(5,736)	(3,152)	(7,416)
Policyholders’ benefits	$14,027	$5,163	$39,485	$23,128

Direct change in estimates of liability for future policy benefits	$251	$(103)	$184	$326
Reinsurance assumed	19	(1)	77	(147)
Reinsurance ceded	(90)	55	(274)	52
Change in estimates of liability for future policy benefits	$180	$(49)	$(13)	$231

Reinsurance recoverables are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Individual and group annuities(1)	$7,415	$7,516
Life insurance(2)	10,763	8,806
Other reinsurance	413	415
Total reinsurance recoverables(3)(4)	$18,591	$16,737
__________
(1)Primarily represents $5,930 million and $5,981 million of reinsurance recoverables as of September 30, 2024 and December 31, 2023, respectively, established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $8,480 million and $8,543 million as of September 30, 2024 and December 31, 2023, respectively. Also includes reinsurance recoverables representing the modified coinsurance receivable established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,441 million and $1,485 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,085 million and $2,090 million as of September 30, 2024 and December 31, 2023, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,397 million and $1,396 million as of September 30, 2024 and December 31, 2023, respectively. Also includes net reinsurance recoverables of $818 million as of September 30, 2024 for the modified coinsurance receivable established under the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business.
(3)Net of $(11) million and $(12) million of allowance for credit losses as of September 30, 2024 and December 31, 2023, respectively.
(4)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $11,042 million and $10,574 million as of September 30, 2024 and December 31, 2023, respectively. Deposit receivables related to the reinsurance agreement with Prismic Re were $3,593 million and $3,771 million as of September 30, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 63% of the Company’s reinsurance recoverables as of September 30, 2024. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

As of September 30, 2024 and December 31, 2023, the Company recognized a policyholder dividend obligation of $2,470 million and $2,873 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,067) million and $(2,081) million at September 30, 2024 and December 31, 2023, respectively, with a corresponding amount reported in AOCI.

As of September 30, 2024, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024	December 31, 2023
	(in millions)
Closed Block liabilities
Future policy benefits	$42,683	$43,587
Policyholders’ dividends payable	661	648
Policyholders’ dividend obligation	1,403	792
Policyholders’ account balances	4,391	4,500
Other Closed Block liabilities	3,790	3,605
Total Closed Block liabilities	52,928	53,132
Closed Block assets
Fixed maturities, available-for-sale, at fair value	30,322	30,314
Fixed maturities, trading, at fair value	726	887
Equity securities, at fair value	1,824	1,970
Commercial mortgage and other loans	7,819	7,769
Policy loans	3,388	3,479
Other invested assets	4,710	4,513
Short-term investments	558	232
Total investments	49,347	49,164
Cash and cash equivalents	450	993
Accrued investment income	434	421
Other Closed Block assets	340	138
Total Closed Block assets	50,571	50,716
Excess of reported Closed Block liabilities over Closed Block assets	2,357	2,416
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,229)	(2,241)
Allocated to policyholder dividend obligation	1,067	2,081
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,195	$2,256

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2024
(in millions)
Balance, December 31, 2023	$792
Impact from earnings allocable to policyholder dividend obligation	(403)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,014
Balance, September 30, 2024	$1,403

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Premiums	$392	$392	$1,234	$1,228
Net investment income	502	508	1,521	1,485
Realized investment gains (losses), net	(232)	(231)	(531)	(361)
Other income (loss)	153	(58)	360	182
Total Closed Block revenues	815	611	2,584	2,534
Benefits and Expenses
Policyholders’ benefits	535	534	1,723	1,716
Interest credited to policyholders’ account balances	29	30	88	89
Dividends to policyholders	177	(20)	614	574
General and administrative expenses	67	68	201	212
Total Closed Block benefits and expenses	808	612	2,626	2,591
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	7	(1)	(42)	(57)
Income tax expense (benefit)	(13)	(23)	(100)	(109)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$20	$22	$58	$52

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $693 million, or 20.6% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first nine months of 2024, compared to an income tax expense of $254 million, or 18.0%, in the first nine months of 2023. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

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

On August 7, 2023, the IRS issued Notice 2023-55 which provided temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. Subsequently, on December 11, 2023 the IRS issued Notice 2023-80 which extended that relief to taxable years ending before the date that a notice or other guidance

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

withdrawing or modifying the temporary relief is issued and abolished certain changes that the Final Regulations had made to the credibility of a tax paid in lieu of a generally imposed foreign income tax. As a result of this guidance, the Company claimed a U.S. foreign tax credit for taxes paid to Brazil for its 2023 tax year and will be able to claim a U.S. foreign tax credit for taxes paid to Brazil in 2024.

GILTI High Tax Exclusion. The GILTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would limit the amount of deductions or credits permissible against GILTI.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allows an annual election to exclude from the U.S. tax return certain Global Intangible Low-Taxed Income (“GILTI”) amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2023 tax year and anticipates making the high-tax exception election for the 2024 tax year for its foreign affiliates that meet the 18.9% threshold. The Company reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2023 and 2024, respectively.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), (House of Representatives, 5376). One of the most significant provisions of the Inflation Reduction Act is a 15% corporate alternative minimum tax (“CAMT”) based on the Company’s GAAP income, with certain adjustments. This provision, which is applicable only to companies with average applicable financial statement income in excess of $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold. The Company became subject to CAMT beginning in 2023 which may or may not result in a CAMT cash tax liability and will have no impact to the full year effective tax rate.

Tax Audit and Unrecognized Tax Benefits. It is possible the Company will make a payment within the next 12 months of approximately $86 million related to unrecognized tax benefits for prior audit cycles, including an amount attributable to the Section 952 election for tax years 2017 through 2022, as the Company pursues resolution of the Section 952 matter. The payment will have no impact on the effective tax rate. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2024	December 31, 2023
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	494	510
Subtotal commercial paper	519	535
Current portion of long-term debt:
Surplus notes	347	0
Mortgage debt	84	83
Surplus notes subject to set-off arrangements(1)	1,750	2,000
Subtotal current portion of long-term debt	2,181	2,083
Subtotal	2,700	2,618
Less: assets under set-off arrangements(1)	1,750	2,000
Total short-term debt(2)	$950	$618
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$95	$110
Daily average commercial paper outstanding for the quarter ended	$1,671	$1,334
Weighted average maturity of outstanding commercial paper, in days	43	49
Weighted average interest rate on outstanding commercial paper	4.96%	5.50%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $25 million at both September 30, 2024 and December 31, 2023.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2024, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
Fixed-rate obligations:
Surplus notes	$0	$346
Surplus notes subject to set-off arrangements(1)(2)	11,796	9,790
Senior notes	10,165	10,112
Mortgage debt(3)	34	0
Floating-rate obligations:
Line of credit	255	255
Surplus notes subject to set-off arrangements(1)	580	580
Mortgage debt(3)	33	75
Junior subordinated notes(4)	8,589	8,094
Subtotal	31,452	29,252
Less: assets under set-off arrangements(1)	12,376	10,370
Total long-term debt(5)	$19,076	$18,882
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $6.8 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $67 million and $27 million of debt denominated in foreign currency at September 30, 2024 and December 31, 2023, respectively.
(4)Includes Prudential Financial debt of $8,546 million and $8,050 million at September 30, 2024, and December 31, 2023, respectively. Also includes subsidiary debt of $43 million and $44 million denominated in foreign currency at September 30, 2024, and December 31, 2023, respectively.
(5)Includes Prudential Financial debt of $18,711 million and $18,162 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These new notes will support the Company’s Institutional Retirement Strategies business through the purchase of funding agreements on which the segment will earn investment spread. As of September 30, 2024, the outstanding balance of the InterNotes® Retail Notes program, inclusive of notes that were issued in previous years, was $294 million, of which $55 million was utilized for Institutional Retirement Strategies, as described above.

Junior Subordinated Notes

In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due in March 2054, and also redeemed, in full, $0.5 billion in aggregate principal amount of 5.20% Fixed-to-Floating Rate Junior Subordinated Notes due in 2044.

Credit Facility Extensions

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2024, the Company refinanced its ¥100 billion five-year credit facility, on which Prudential Holdings of Japan, Inc. (“PHJ”) is a borrower, extending the term of the facility to September 2029. This facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrower’s credit ratings nor subject to material adverse change clauses. Borrowings under this credit facility may be used for general corporate purposes.

As of September 30, 2024, the Company was in compliance with the covenants under each of these credit facilities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$52	$51	$1	$2
Interest cost	135	138	12	17
Expected return on plan assets	(238)	(231)	(19)	(21)
Amortization of prior service cost	0	(1)	(16)	(2)
Amortization of actuarial (gain) loss, net	22	17	2	3
Settlements	1	1	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$(28)	$(25)	$(20)	$(1)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$155	$154	$5	$7
Interest cost	405	414	38	53
Expected return on plan assets	(715)	(694)	(57)	(64)
Amortization of prior service cost	(1)	(1)	(50)	(6)
Amortization of actuarial (gain) loss, net	67	51	6	8
Settlements	2	2	0	0
Special termination benefits	1	0	0	0
Net periodic (benefit) cost	$(86)	$(74)	$(58)	$(2)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2023	666.3	307.1	359.2
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.6	(6.6)
Stock-based compensation programs(1)	0.0	(3.3)	3.3
Balance, September 30, 2024	666.3	310.4	355.9
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2023, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

December 31, 2024. As of September 30, 2024, 6.6 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share of Common Stock	$1.30	$1.25	$3.90	$3.75

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	31	(1,440)	2,224	(142)	3	676
Amounts reclassified from AOCI	(34)	1,428	0	0	22	1,416
Income tax benefit (expense)	25	328	(780)	30	(35)	(432)
Balance, September 30, 2024	$(2,664)	$(10,897)	$9,991	$788	$(2,062)	$(4,844)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	(650)	(10,094)	5,529	(528)	15	(5,728)
Amounts reclassified from AOCI	1	615	0	0	52	668
Income tax benefit (expense)	(93)	2,213	(1,177)	111	(19)	1,035
Balance, September 30, 2023	$(3,016)	$(23,460)	$19,594	$1,031	$(1,980)	$(7,831)
__________
(1)Includes cash flow hedges of $694 million and $869 million as of September 30, 2024 and December 31, 2023, respectively, and $1,947 million and $2,616 million as of September 30, 2023 and December 31, 2022, respectively, and fair value hedges of $(164) million and $(60) million as of September 30, 2024 and December 31, 2023, respectively, and $(18) million and $(54) million as of September 30, 2023 and December 31, 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2024	2023	2024	2023
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$14	$0	$34	$(1)	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(5)	(3)	(25)	(32)	(3)
Cash flow hedges—Currency	(1)	3	3	11	(3)
Cash flow hedges—Currency/Interest rate	(117)	221	154	286	(3)
Fair value hedges—Currency	(2)	(2)	(7)	(6)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(836)	(453)	(1,553)	(874)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(961)	(234)	(1,428)	(615)	(4)
Amortization of defined benefit items:
Prior service cost	16	3	51	7	(5)
Actuarial gain (loss)	(24)	(20)	(73)	(59)	(5)
Total amortization of defined benefit items	(8)	(17)	(22)	(52)
Total reclassifications for the period	$(955)	$(251)	$(1,416)	$(668)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2023	$(72)	$(17,179)	$(484)	$1,306	$2,081	$3,135	$(11,213)
Net investment gains (losses) on investments arising during the period	(61)	36				(1)	(26)
Reclassification adjustment for (gains) losses included in net income	11	1,417				31	1,459
Reclassification due to allowance for credit losses recorded during the period	1	(1)				0	0
Impact of net unrealized investment (gains) losses			326	(727)	(1,014)	298	(1,117)
Balance, September 30, 2024	$(121)	$(15,727)	$(158)	$579	$1,067	$3,463	$(10,897)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$451			$(791)
Less: Income (loss) attributable to noncontrolling interests	3			11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	5			5
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$443	356.9	$1.24	$(807)	362.6	$(2.23)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$5			$5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	5			5
Stock options		0.2			0.0
Deferred and long-term compensation programs		1.6			0.0
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$443	358.7	$1.24	$(807)	362.6	$(2.23)
__________
(1)For the three months ended September 30, 2023, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended September 30, 2023, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,773			$1,182
Less: Income (loss) attributable to noncontrolling interests	(11)			11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	33			17
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,751	358.3	$7.68	$1,154	364.6	$3.17
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$33			$17
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	33			17
Stock options		0.2			0.2
Deferred and long-term compensation programs		1.4			1.0
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,751	359.9	$7.64	$1,154	365.8	$3.15

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2024 and 2023, as applicable, were based on 3.9 million and 4.1 million of such awards, respectively, and for the nine months ended September 30, 2024 and 2023, as applicable, were based on 4.0 million and 4.1 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.0	$0.00	1.1	$103.19
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.1
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.1
Total antidilutive stock options and shares	0.0		2.3

	Nine Months Ended September 30,
	2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$110.42	1.3	$101.72
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.1		1.4

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

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$241	$211	$616	$541
U.S. Businesses:
Institutional Retirement Strategies	438	439	1,429	1,263
Individual Retirement Strategies	528	502	1,488	1,391
Retirement Strategies(1)	966	941	2,917	2,654
Group Insurance	82	89	248	253
Individual Life(1)	60	58	(148)	(103)
Total U.S. Businesses	1,108	1,088	3,017	2,804
International Businesses:
Life Planner	464	527	1,409	1,536
Gibraltar Life and Other	302	284	955	899
Total International Businesses	766	811	2,364	2,435
Corporate and Other(2)	(487)	(438)	(1,293)	(1,381)
Total segment adjusted operating income before income taxes	1,628	1,672	4,704	4,399
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(2)	(805)	(2,491)	(774)	(2,879)
Change in value of market risk benefits, net of related hedging gains (losses)	(146)	(251)	(320)	(160)
Market experience updates	(127)	143	(112)	188
Divested and Run-off Businesses:
Closed Block division	2	2	(61)	(50)
Other Divested and Run-off Businesses(2)	47	(113)	50	(22)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(43)	(11)	(113)	(42)
Other adjustments(3)	(3)	(9)	(16)	(24)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities per Unaudited Interim Consolidated Financial Statements	$553	$(1,058)	$3,358	$1,410
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

	September 30, 2024	December 31, 2023
	(in millions)
Assets by segment:
PGIM	$37,878	$42,064
U.S. Businesses:
Institutional Retirement Strategies	131,755	111,308
Individual Retirement Strategies	152,002	139,934
Retirement Strategies	283,757	251,242
Group Insurance	40,201	39,214
Individual Life	122,526	116,449
Total U.S. Businesses	446,484	406,905
International Businesses:
Life Planner	82,645	81,164
Gibraltar Life and Other	110,651	110,060
Total International Businesses	193,296	191,224
Corporate and Other	31,712	29,842
Closed Block division	50,924	51,088
Total assets per Unaudited Interim Consolidated Financial Statements	$760,294	$721,123

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues by segment:
PGIM	$1,021	$976	$2,974	$2,723
U.S. Businesses:
Institutional Retirement Strategies	9,473	221	25,052	7,847
Individual Retirement Strategies	1,310	1,153	3,770	3,367
Retirement Strategies	10,783	1,374	28,822	11,214
Group Insurance	1,643	1,576	4,863	4,738
Individual Life	1,546	1,589	4,655	4,680
Total U.S. Businesses	13,972	4,539	38,340	20,632
International Businesses:
Life Planner	2,247	2,359	7,164	7,364
Gibraltar Life and Other	2,170	2,207	6,478	6,940
Total International Businesses:	4,417	4,566	13,642	14,304
Corporate and Other(1)	71	(37)	65	(50)
Total revenues on an adjusted operating income basis	19,481	10,044	55,021	37,609
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	(967)	(2,396)	(425)	(2,379)
Change in value of market risk benefits, net of related hedging gains (losses)	(146)	(251)	(320)	(160)
Market experience updates	(34)	39	(92)	58
Divested and Run-off Businesses:
Closed Block division	817	615	2,590	2,541
Other Divested and Run-off Businesses(1)	384	323	1,209	1,277
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(45)	(22)	(101)	(51)
Total revenues per Unaudited Interim Consolidated Financial Statements	$19,490	$8,352	$57,882	$38,895
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
PGIM segment intersegment revenues	$206	$201	$617	$604

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Asset-based management fees	$841	$799	$2,526	$2,377
Performance-based incentive fees	17	26	78	33
Other fees	126	127	380	377
Total asset management and service fees	$984	$952	$2,984	$2,787

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

The related party balances with Prismic and Prismic Re impacted the Company’s balance sheet as of the periods indicated as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Reinsurance recoverables and deposit receivables	$9,523	$9,752
Other assets	$130	$132
Reinsurance and funds withheld payables (includes $578 and $508 of embedded derivatives at fair value at September 30, 2024 and December 31, 2023, respectively)	$8,480	$8,544
Accumulated other comprehensive income (loss)	$291	$335

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both September 30, 2024 and December 31, 2023. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and Prismic Re impacted the Company’s results of operations and cash flows for the period indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Premiums	$(4)	$(4,814)	$11	$(4,814)
Net investment income	0	13	0	13
Asset management and service fees	9	3	27	3
Other income (loss)	40	0	114	0
Realized investment gains(losses), net	(710)	435	(392)	435
Policyholders’ benefits	(70)	(4,839)	(211)	(4,839)
Change in estimates of liability for future policy benefits	(4)	2	12	2
General and administrative expenses	9	7	28	7
Income (loss) from related parties, before income taxes	(600)	467	(69)	467
Other comprehensive income (loss), before tax	383	(394)	291	(394)
Total comprehensive income (loss), before tax	$(217)	$73	$222	$73

	Nine Months Ended September 30,
	2024	2023
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$392	$(435)
Change in:
Other, net	$(554)	$(25)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$285	$1

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2024	December 31, 2023
	(in millions)
Total outstanding mortgage loan commitments	$2,294	$1,798
Portion of commitment where prearrangement to sell to investor exists	$514	$366

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $2 million and $1 million as of September 30, 2024 and December 31, 2023, respectively. The change in allowance was an increase of $1 million and $0 million for both the three months and nine months ended September 30, 2024 and 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2024	December 31, 2023
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$10,816	$10,675
Expected to be funded from separate accounts	$66	$39
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months or nine months ended September 30, 2024 or 2023.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2024	December 31, 2023
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,263	$5,409
Fair value of related collateral associated with above indemnifications(1)	$6,398	$5,528
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $265 million and $0 million related to securities repurchase transactions as of September 30, 2024 and December 31, 2023, respectively.

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

Guarantees of Asset Values

	September 30, 2024	December 31, 2023
	(in millions)
Guaranteed value of third-parties’ assets	$75,271	$78,009
Fair value of collateral supporting these assets	$71,533	$73,186
Asset (liability) associated with guarantee, carried at fair value	$(1)	$(2)

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

Indemnification of Serviced Mortgage Loans

	September 30, 2024	December 31, 2023
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,189	$3,102
First-loss exposure portion of above	$922	$898
Accrued liability associated with guarantees(1)	$26	$28
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $12 million and $14 million as of September 30, 2024 and December 31, 2023, respectively. The change in allowance was a reduction of $1 million for both the three months ended September 30, 2024 and 2023, and a reduction of $2 million for both the nine months ended September 30, 2024 and 2023.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $25,299 million and $24,875 million of mortgages subject to these loss-sharing arrangements as of September 30, 2024 and December 31, 2023, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for either the nine months ended September 30, 2024 or 2023.

Other Guarantees

	September 30, 2024	December 31, 2023
	(in millions)
Other guarantees where amount can be determined	$292	$36
Accrued liability for other guarantees and indemnifications	$32	$32

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of September 30, 2024, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In October 2024, defendants’ motion to dismiss the Fourth Amended Complaint was denied.

Securities Litigation

City of Warren v. PFI, et al.

In March 2024, the court issued an order granting the motion for preliminary approval of the Settlement. In June 2024, the Court granted final approval of the Settlement and issued a final judgment dismissing the action with prejudice. This matter is now closed.

Daniel Plaut v. Prudential Financial, Inc.

In September 2024, the court issued an order consolidating this action with Kevin M. Frost et al. v. Prudential Financial, Inc., under the caption In re Prudential Financial, Inc. Derivative Litigation.

Kevin M. Frost et al. v. Prudential Financial, Inc.

In September 2024, the court issued an order consolidating this action with Daniel Plaut v. Prudential Financial, Inc., under the caption In re Prudential Financial, Inc. Derivative Litigation. Case updates will be consolidated with the Daniel Plaut action.

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In May 2024, the Court granted final approval of the Settlement and issued a final judgment dismissing the action with prejudice. This matter is now closed.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission (the “SEC”), concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

In September 2024, the SEC notified the Company that the SEC has concluded its investigation and is not recommending an enforcement action.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.558 trillion of assets under management as of September 30, 2024, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and have continued to sustain higher levels through the first nine months of 2024, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $217 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2024, with an average portfolio yield of approximately 4.9%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.1% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $217 billion of fixed maturity securities and commercial mortgage loans are approximately $179 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $179 billion, approximately 52% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2024
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$197
Contracts with adjustable crediting rates subject to guaranteed minimums	37
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$235

The $197 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in the first nine months of 2024.

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

The portion of the general account supporting our Japanese operations has approximately $155 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2024, with an average portfolio yield of approximately 3.0%. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.1% of the fixed maturity security and commercial mortgage loan portfolios through 2025.

Included in the $155 billion of fixed maturity securities and commercial mortgage loans are approximately $13 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $13 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2024
(in billions)
Insurance products with fixed and guaranteed terms	$119
Contracts with a market value adjustment if canceled before maturity	35
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$163

The $119 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $35 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$19,490	$8,352	$57,882	$38,895
Benefits and expenses	18,937	9,410	54,524	37,485
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	553	(1,058)	3,358	1,410
Income tax expense (benefit)	140	(251)	693	254
Income (loss) before equity in earnings of joint ventures and other operating entities	413	(807)	2,665	1,156
Equity in earnings of joint ventures and other operating entities, net of taxes	38	16	108	26
Net income (loss)	451	(791)	2,773	1,182
Less: Income attributable to noncontrolling interests	3	11	(11)	11
Net income (loss) attributable to Prudential Financial, Inc.	$448	$(802)	$2,784	$1,171

Three Month Comparison. The $1,250 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2024 compared to the third quarter of 2023 reflected the following notable items on a pre-tax basis:

•$1,686 million favorable variance from realized investment gains (losses), net, and related charges and adjustments;
•$160 million favorable variance from our Divested and Run-off Businesses; and
•$105 million favorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$270 million unfavorable variance from market experience updates; and
•$44 million unfavorable variance from lower adjusted operating income from our business segments (see “Segment Results of Operations” for additional information).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $391 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described above.

Nine Month Comparison. The $1,613 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2024 compared to the first nine months of 2023 reflected the following notable items on a pre-tax basis:

•$2,105 million favorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$305 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$300 million unfavorable variance from market experience updates; and
•$160 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $439 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$241	$211	$616	$541
U.S. Businesses:
Retirement Strategies	966	941	2,917	2,654
Group Insurance	82	89	248	253
Individual Life	60	58	(148)	(103)
Total U.S. Businesses	1,108	1,088	3,017	2,804
International Businesses	766	811	2,364	2,435
Corporate and Other(1)	(487)	(438)	(1,293)	(1,381)
Total segment adjusted operating income before income taxes(1)	1,628	1,672	4,704	4,399
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(805)	(2,491)	(774)	(2,879)
Change in value of market risk benefits, net of related hedging gains (losses)	(146)	(251)	(320)	(160)
Market experience updates	(127)	143	(112)	188
Divested and Run-off Businesses(3):
Closed Block division	2	2	(61)	(50)
Other Divested and Run-off Businesses(1)	47	(113)	50	(22)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(43)	(11)	(113)	(42)
Other adjustments(1)(5)	(3)	(9)	(16)	(24)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$553	$(1,058)	$3,358	$1,410
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

Segment results for the period presented above reflect the following:

PGIM. Results for both the third quarter and the first nine months of 2024 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees and net other related revenues. The increase for the first nine months of 2024 was partially offset by higher expenses.

Retirement Strategies. Results for the third quarter of 2024 increased in comparison to the prior year period, driven by higher net investment spread results and more favorable reserve experience, partially offset by higher expenses and lower net fee income. Results for the first nine months of 2024 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher net investment spread results, partially offset by higher expenses and lower net fee income.

Group Insurance. Results for the third quarter of 2024 decreased in comparison to the prior year period, primarily driven by higher expenses, partially offset by higher net investment spread results. Results for the first nine months of 2024 decreased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher underwriting results and higher net investment spread results, partially offset by higher expenses.

Individual Life. Results for the third quarter of 2024 increased in comparison to the prior year period, primarily reflecting a favorable impact from the first quarter 2024 reinsurance transaction with Somerset Reinsurance Ltd. (“Somerset Re”). Results for the first nine months of 2024 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the first nine months of 2024 increased, primarily reflecting the ongoing favorable impact from the first quarter 2024 reinsurance transaction.

International Businesses. Results for the third quarter of 2024 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates. Excluding this item, results for the third quarter of 2024 decreased, primarily driven by lower underwriting results and higher expenses, partially offset by higher earnings from joint ventures and other operating entities and higher net investment spread results. Results for the first nine months of 2024 decreased, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the first nine months of 2024 increased, primarily driven by higher earnings from joint ventures and other operating entities, higher net investment spread results, partially offset by lower underwriting results.

Corporate and Other. Results for the third quarter of 2024 reflected increased losses in comparison to the prior year period, primarily driven by higher net charges from other corporate activities. Results for the first nine months of 2024 reflected decreased losses in comparison to the prior year period, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for the third quarter of 2024 remained unchanged while results for the first nine months of 2024 decreased in comparison to the prior year periods. The decrease was primarily driven by an increase in dividends to policyholders, partially offset by higher net investment activity results.

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

	September 30, 2024	December 31, 2023
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.2	$7.2
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$6.5	$7.5
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $86.4 billion and $80.0 billion as of September 30, 2024 and December 31, 2023, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(9)	$(3)	$(3)	$(12)
PGIM	1	0	1	0
Impact of intercompany arrangements(1)	(8)	(3)	(2)	(12)
Corporate and Other:
Impact of intercompany arrangements(1)	8	3	2	12
Settlement gains (losses) on forward currency contracts(2)	(4)	(13)	(13)	(17)
Net benefit (detriment) to Corporate and Other	4	(10)	(11)	(5)
Net impact on consolidated revenues and adjusted operating income	$(4)	$(13)	$(13)	$(17)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of September 30, 2024 and 2023, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion and $0.9 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.1 billion and $1.4 billion as of September 30, 2024 and December 31, 2023, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 5% of the $1.1 billion balance as of September 30, 2024 will be recognized throughout the remainder of 2024, approximately 3% will be recognized in 2025, and the remaining balance will be recognized from 2026 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2024, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.7% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 0.6% near-term mean reversion equity expected rate of return.

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

•In July 2024, the Company decided to exit PGIM Wadhwani LLP (“PGIMW”), our London-based managed futures investment management firm. The results of PGIMW, beginning in the second quarter of 2024, are reflected in Divested and Run-off Businesses included within our Corporate and Other operations.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating results(1):
Revenues	$1,021	$976	$2,974	$2,723
Expenses	780	765	2,358	2,182
Adjusted operating income	241	211	616	541
Realized investment gains (losses), net, and related charges and adjustments	0	1	0	0
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	11	48	29	14
Other adjustments(2)	(3)	(8)	(16)	(24)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$249	$252	$629	$531
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $30 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses. These impacts were partially offset by lower service, distribution and other revenues.

Nine Month Comparison. Adjusted operating income increased $75 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses. These impacts were partially offset by higher compensation expenses, as well as lower service, distribution and other revenues.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$385	$363	$1,140	$1,082
Retail customers(1)	293	261	850	757
General account	125	114	364	345
Total asset management fees	803	738	2,354	2,184
Other related revenues by source:
Incentive fees	20	26	80	33
Transaction fees	5	3	19	10
Seed and co-investments	37	29	108	100
Commercial mortgage(2)	28	13	47	38
Total other related revenues	90	71	254	181
Service, distribution and other revenues	128	167	366	358
Total revenues	$1,021	$976	$2,974	$2,723
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

Three Month Comparison. Revenues increased $45 million. Asset management fees increased, primarily reflecting equity market appreciation, the impact of lower interest rates and strong investment performance, as well as the impact of the Deerpath acquisition. Other related revenues were favorable, primarily reflecting higher commercial mortgage origination revenues driven by higher loan production, as well as higher seed and co-investments results driven by strong investment performance, partially offset by lower incentive fees. These increases were partially offset by lower service, distribution and other revenues, primarily reflecting lower revenues from certain consolidated funds (which were fully offset by lower expenses related to noncontrolling interests in these funds).

Expenses increased $15 million, primarily reflecting higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance. These increases were partially offset by lower operating expenses. Variable expenses were relatively flat, reflecting an increase in overall segment earnings offset by lower revenues from certain consolidated funds, as discussed above.

Nine Month Comparison. Revenues increased $251 million. Asset management fees increased, primarily reflecting equity market appreciation and strong investment performance, as well as the impact of the Deerpath acquisition. Other related revenues were favorable, primarily reflecting higher incentive fees due to the impact of the Deerpath acquisition and strong investment performance, higher commercial mortgage origination revenues driven by higher loan production, and higher seed and co-investments results driven by strong investment performance.

Expenses increased $176 million, primarily reflecting higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance. The increase also reflects higher variable expenses related to performance-based incentive fees and an increase in overall segment earnings.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	September 30, 2024	December 31, 2023	September 30, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$213.7	$183.6	$167.9
Public fixed income	863.4	799.8	747.4
Real estate	131.8	129.2	127.1
Private credit and other alternatives	119.2	112.1	105.2
Multi-asset	71.8	73.4	71.0
Total PGIM assets under management	$1,399.9	$1,298.1	$1,218.6

Assets under management within other reporting segments(2)	158.0	151.5	142.7
Total PFI assets under management	$1,557.9	$1,449.6	$1,361.3
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

The following table sets forth assets under management by source as of the dates indicated:

	September 30, 2024	December 31, 2023	September 30, 2023
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$630.4	$582.6	$547.6
Retail customers	361.9	330.3	312.5
General account	407.6	385.2	358.5
Total PGIM assets under management	$1,399.9	$1,298.1	$1,218.6

Assets under management within other reporting segments(2)	158.0	151.5	142.7
Total PFI assets under management	$1,557.9	$1,449.6	$1,361.3
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023	2024
	(in billions)
Beginning assets under management	$1,328.1	$1,265.8	$1,298.1	$1,228.4	$1,218.6
Institutional third-party flows	(4.5)	(3.8)	12.7	(17.0)	6.4
Retail third-party flows	1.3	(1.9)	1.2	(7.9)	(6.0)
Total third-party flows	(3.2)	(5.7)	13.9	(24.9)	0.4
Affiliated flows(1)	6.4	1.9	15.3	(0.1)	9.9
Market appreciation (depreciation)(2)	64.8	(37.8)	88.2	27.9	178.6
Foreign exchange rate impact	8.9	(3.2)	(1.1)	(9.6)	4.2
Net money market activity and other increases (decreases)	(5.1)	(2.4)	(14.5)	(3.1)	(11.8)
Ending assets under management	$1,399.9	$1,218.6	$1,399.9	$1,218.6	$1,399.9
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.

PGIM’s assets under management as of September 30, 2024 increased $181 billion in comparison to the prior year quarter, primarily driven by the impact of lower interest rates, equity market appreciation and strong investment performance. PGIM’s assets under management as of September 30, 2024 increased $102 billion in comparison to the prior year end, primarily driven by equity market appreciation, the impact of lower interest rates, strong investment performance and fixed income net inflows.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2024, these asset classes increased $9.7 billion compared to December 31, 2023, primarily reflecting private capital net inflows and market appreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in billions)
Private capital deployed:
Real estate debt and equity	$7.4	$4.6	$14.9	$12.2
Private credit and equity	4.3	3.4	12.8	10.1
Total private capital deployed	$11.7	$8.0	$27.7	$22.3

Seed and Co-Investments

As of September 30, 2024 and December 31, 2023, PGIM had approximately $1,114 million and $1,088 million of seed investments and $523 million and $443 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, real estate investments, and private credit and other alternatives.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$966	$941	$2,917	$2,654
Group Insurance	82	89	248	253
Individual Life	60	58	(148)	(103)
Total U.S. Businesses	1,108	1,088	3,017	2,804
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	(882)	(1,849)	(954)	(2,379)
Change in value of market risk benefits, net of related hedging gains (losses)	(145)	(262)	(331)	(174)
Market experience updates	(86)	50	(155)	163
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(1)	1	0	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(6)	$(972)	$1,577	$415
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $20 million primarily due to:

•Higher underwriting results, primarily reflecting favorable mortality experience and the impact of the first quarter 2024 reinsurance transaction of certain guaranteed universal life policies in our Individual Life business; and

•Higher net investment spread results, primarily reflecting higher reinvestment rates and business growth, partially offset by lower income on non-coupon investments and the impact of assets transferred as part of the first quarter 2024 reinsurance transaction, as discussed above.

Partially offsetting these increases were:

•Higher expenses, primarily driven by higher operating expenses in our Group Insurance and Institutional Retirement Strategies businesses and higher amortization of acquisition costs in our Individual Retirement Strategies business driven by business growth.

Nine Month Comparison. Adjusted operating income for our U.S. Businesses increased by $213 million primarily due to:

•Higher net investment spread results, primarily reflecting higher reinvestment rates and business growth, partially offset by the impact of assets transferred as part of the first quarter 2024 reinsurance transaction, as discussed above;

•Higher underwriting results, primarily reflecting favorable mortality experience and the impact of the first quarter 2024 reinsurance transaction, as discussed above, as well as more favorable mortality experience in our Group Insurance business; and

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net benefit from these updates in the second quarter of 2024 in our Institutional Retirement Strategies business, partially offset by a net charge in our Individual Life business.

Partially offsetting these increases were:

•Higher expenses, primarily driven by higher operating expenses in our Group Insurance and Institutional Retirement Strategies businesses and higher amortization of acquisition costs in our Individual Retirement Strategies business driven by business growth; and

•Lower fee income, net of distribution expenses, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows, partially offset by favorable equity markets.

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

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$9,473	$221	$25,052	$7,847
Individual Retirement Strategies	1,310	1,153	3,770	3,367
Total revenues	10,783	1,374	28,822	11,214
Benefits and expenses:
Institutional Retirement Strategies	9,035	(218)	23,623	6,584
Individual Retirement Strategies	782	651	2,282	1,976
Total benefits and expenses	9,817	433	25,905	8,560
Adjusted operating income:
Institutional Retirement Strategies	438	439	1,429	1,263
Individual Retirement Strategies	528	502	1,488	1,391
Total adjusted operating income	966	941	2,917	2,654
Realized investment gains (losses), net, and related charges and adjustments(1)	(370)	(1,366)	(319)	(1,771)
Change in value of market risk benefits, net of related hedging gains (losses)	(145)	(262)	(331)	(174)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(1)	1	0	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$450	$(686)	$2,267	$710
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $1 million, reflecting higher operating expenses mostly offset by more favorable reserve experience and higher net investment spread results, primarily reflecting business growth and higher reinvestment rates, partially offset by lower income on non-coupon investments.

Adjusted operating income from our Individual Retirement Strategies business increased $26 million, primarily driven by higher net investment spread results due to growth in indexed variable annuities and higher reinvestment rates. This increase was partially offset by higher amortization costs as well as lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows partially offset by favorable equity markets.

Nine Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $166 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 and 2023 included net benefits from this update of $132 million and $6 million, respectively. Excluding this item, adjusted operating income increased $40 million, driven by higher net investment spread results, primarily reflecting business growth and higher reinvestment rates, partially offset by lower income on non-coupon investments. This increase was partially offset by higher operating expenses.

Adjusted operating income from our Individual Retirement Strategies business increased $97 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a net benefit of $8 million while the results for 2023 had no net impact from our annual reviews and update of assumptions. Excluding this item, adjusted operating income increased $89 million, primarily driven by higher net investment spread results due to the growth in indexed variable annuities and higher reinvestment rates. This increase was partially offset by lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets and higher amortization costs.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business increased $9,252 million, primarily reflecting the impact of the reinsurance of certain structured settlement annuity contracts in the prior year period and higher pension risk transfer premiums due to new sales in the current period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $9,253 million. Policyholders’ benefits, including changes in reserves, increased primarily driven by the impact of the reinsurance of certain structured settlement annuity contracts and higher pension risk transfer premiums, discussed above.

Revenues from our Individual Retirement Strategies business increased $157 million, primarily driven by higher net investment income due to growth in indexed variable annuities and higher reinvestment rates.

Benefits and expenses of our Individual Retirement Strategies business increased $131 million, primarily driven by higher interest credited to policyholders’ account balances and higher general and administrative expenses, net of capitalization.

Nine Month Comparison. Revenues from our Institutional Retirement Strategies business increased $17,205 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $17,505 million. This increase primarily reflected higher pension risk transfer premiums due to significant sales in the current period, and the impact of the reinsurance of certain structured settlement annuity contracts in the prior year period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $17,039 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $17,465 million. Policyholders’ benefits, including changes in reserves, increased primarily related to the higher pension risk transfer premiums and the impact of the reinsurance of certain structured settlement annuity contracts, discussed above.

Revenues from our Individual Retirement Strategies business increased $403 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $411 million primarily driven by higher net investment income due to growth in indexed variable annuities and higher reinvestment rates.

Benefits and expenses of our Individual Retirement Strategies business increased $306 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $322 million primarily driven by higher interest credited to policyholders’ account balances and higher general and administrative expenses, net of capitalization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023	2024
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$274,128	$258,533	$267,654	$251,818	$254,933
Additions(2)	11,081	4,697	26,082	14,211	40,369
Withdrawals and benefits	(6,619)	(7,781)	(19,200)	(19,120)	(25,363)
Change in market value, interest credited and interest income	4,476	878	9,050	5,157	11,615
Other(3)	4,763	(1,394)	4,243	2,867	6,275
Ending total account value, gross	287,829	254,933	287,829	254,933	287,829
Reinsurance ceded	(9,062)	(9,273)	(9,062)	(9,273)	(9,062)
Ending total account value, net	$278,767	$245,660	$278,767	$245,660	$278,767
__________
(1)Beginning total account values, net, were $264,999 million and $258,533 million for the three months ended September 30, 2024 and 2023, respectively, $258,417 million and $251,818 million for the nine months ended September 30, 2024 and 2023, respectively, and $245,660 million for the twelve months ended September 30, 2024.
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
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2024 and 2023, “Other” activity also includes $865 million in receipts offset by $736 million in payments and $1,109 million in receipts offset by $788 million in payments, respectively, and for the nine months ended September 30, 2024 and 2023, includes $2,548 million in receipts offset by $2,587 million in payments and $2,818 million in receipts offset by $2,559 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The increases in Institutional Retirement Strategies net account values for the three months, nine months and twelve months ended September 30, 2024 reflect net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, the positive impact of foreign exchange rate changes, and an increase in the market values of assets and interest credited on customer funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023	2024
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$135,375	$126,297	$129,708	$120,022	$121,090
Sales	3,624	1,950	10,424	5,526	12,533
Full surrenders and death benefits	(2,861)	(1,752)	(8,215)	(4,891)	(10,090)
Sales, net of full surrenders and death benefits	763	198	2,209	635	2,443
Partial withdrawals and other benefit payments	(1,221)	(1,062)	(3,732)	(3,239)	(5,024)
Net flows	(458)	(864)	(1,523)	(2,604)	(2,581)
Change in market value, interest credited and other activity	6,478	(3,792)	14,307	5,402	24,529
Policy charges	(550)	(551)	(1,647)	(1,730)	(2,193)
Ending total account value, gross	140,845	121,090	140,845	121,090	140,845
Reinsurance ceded	(12,020)	(10,984)	(12,020)	(10,984)	(12,020)
Ending total account value, net(2)	$128,825	$110,106	$128,825	$110,106	$128,825
__________
(1)Beginning total account values, net, were $123,899 million and $114,713 million for the three months ended September 30, 2024 and 2023, respectively, $117,911 million and $119,205 million for the nine months ended September 30, 2024 and 2023, respectively, and $110,106 million for the twelve months ended September 30, 2024.
(2)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $119,267 million and $104,104 million as of September 30, 2024 and 2023, respectively. Fixed annuity account values were $9,558 million and $6,002 million as of September 30, 2024 and 2023, respectively.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months and nine months ended September 30, 2024 increased in comparison to the prior year period driven by higher sales of indexed variable and fixed annuities products, partially offset by higher full surrenders.

The increase in Individual Retirement Strategies net account values for the three months, nine months and twelve months ended September 30, 2024 was primarily driven by market value appreciation, partially offset by policy charges on contractholder accounts and net outflows.

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

	September 30, 2024		December 31, 2023		September 30, 2023
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$68,928	54%	$70,013	58%	$66,483	59%
ALM strategy only(3)	1,901	1%	1,933	2%	1,849	2%
Automatic rebalancing only	77	0%	80	0%	79	0%
External reinsurance(4)	11,597	9%	12,418	10%	11,701	10%
PDI	1,456	1%	1,536	1%	1,430	1%
Other products	1,603	1%	1,585	1%	1,499	1%
Total living benefit/GMDB features	85,562		87,565		83,041
GMDB features and other(5)	43,231	34%	33,873	28%	30,495	27%
Total variable annuity account value	$128,793		$121,438		$113,536
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

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$(499)	$1,707	$1,297	$3,191
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	(320)	(570)	533	(383)
Change in the NPR adjustment, excluding changes recognized in OCI	(5)	(17)	(70)	20
Change in the fair value of hedge assets(4)(5)	347	(2,000)	(1,625)	(3,658)
Other(6)	(58)	(48)	(215)	(122)
Total Individual Retirement Strategies results excluded from adjusted operating income	(535)	(928)	(80)	(952)
Total Institutional Retirement Strategies results excluded from adjusted operating income	19	(699)	(570)	(992)
Total results excluded from adjusted operating income	$(516)	$(1,627)	$(650)	$(1,944)
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
(5)Results for the nine months ended September 30, 2023 include changes in the fair value of equity derivatives related to the capital hedge program of $(225) million that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, deferred policy acquisition costs (“DAC”) amortization, trading gains or losses, and other activity.

For the three months ended September 30, 2024, the loss of $516 million was primarily driven by the net impact of lower interest rates on MRBs and other liabilities, net of hedging, partially offset by favorable equity market performance. For the nine months ended September 30, 2024, the loss of $650 million was primarily driven by realized losses on asset sales, and the impact of higher interest rates on derivatives.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Operating results:
Revenues	$1,643	$1,576	$4,863	$4,738
Benefits and expenses	1,561	1,487	4,615	4,485
Adjusted operating income	82	89	248	253
Realized investment gains (losses), net, and related charges and adjustments	(18)	(31)	(48)	(80)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$64	$58	$200	$173
Benefits ratios(1)(4):
Group life(2)	85.0%	84.8%	86.8%	86.9%
Group disability(2)	78.9%	76.2%	71.4%	69.6%
Total Group Insurance(2)	83.4%	82.4%	82.5%	82.3%
Administrative operating expense ratios(3)(4):
Group life	11.0%	11.8%	11.6%	11.8%
Group disability	26.5%	24.1%	26.3%	24.9%
Total Group Insurance	15.1%	15.1%	15.6%	15.2%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 86.8%, 73.5% and 83.1% for the nine months ended September 30, 2024, respectively; and 87.6%, 70.7% and 83.1% for the nine months ended September 30, 2023, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $7 million, primarily reflecting higher operating and variable expenses, largely supporting business growth, partially offset by higher net investment spread results driven by higher reinvestment rates. Underwriting results in our group disability business were lower, reflecting less favorable claims experience on long-term and short-term disability contracts, partially offset by an increase in supplemental health product sales. This impact was mostly offset by higher underwriting results in our group life business driven by more favorable mortality experience.

Nine Month Comparison. Adjusted operating income decreased $5 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 and 2023 included net benefits from this update of $25 million and $36 million, respectively. Excluding this item, adjusted operating income increased $6 million, primarily reflecting higher underwriting results in our group life business driven by more favorable mortality experience, and higher net investment spread results driven by higher reinvestment rates. These increases were partially offset by higher operating and variable expenses, largely supporting business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $67 million, primarily reflecting higher premiums and policy charges and fee income driven by lower premium returns on experience-rated contracts in our group life business due to less favorable mortality, with offsets in policyholders’ benefits and changes in reserves, as discussed below.

Benefits and expenses increased $74 million, primarily reflecting the impact of higher mortality on experience-rated contracts in our group life business, as discussed above, less favorable claims experience on long-term and short-term disability contracts, and higher general and administrative expenses, largely supporting business growth.

Nine Month Comparison. Revenues increased $125 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $128 million. The increase primarily reflected higher premiums and policy charges and fee income, driven by business growth in our group disability business, including supplemental health products, and higher net investment income driven by higher reinvestment rates.

Benefits and expenses increased $130 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $122 million. The increase primarily reflected higher policyholders’ benefits, driven by less favorable claims experience on long-term disability contracts, as well as higher general and administrative expenses, largely supporting business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Annualized new business premiums(1):
Group life	$35	$61	$251	$255
Group disability	28	34	236	216
Total	$63	$95	$487	$471
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2024 decreased $32 million compared to the prior year period, driven by lower sales in both our group life and group disability businesses primarily in the National Market segment reflecting the timing of enrollments, partially offset by higher sales in the Association Market segment.

Total annualized new business premiums for the nine months ended September 30, 2024 increased $16 million compared to the prior year period, primarily driven by higher sales in our group disability business, including an increase in supplemental health product sales in the National Market and Association Market segments. This increase was partially offset by lower sales in the Premier Market segment in both our group disability and group life businesses, reflecting the absence of outsized sales in the prior year period.

Individual Life

Business Updates

We have entered into the following two external reinsurance agreements that we expect will reduce, in aggregate, the Company’s previously established statutory reserves on its in-force guaranteed universal life block of business by approximately 60% upon completion:

•In July 2023, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represented approximately 30% of the Company’s statutory reserves on its in-force guaranteed universal life block of business. The transaction was completed in March 2024 with an effective date of January 1, 2024. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

•In August 2024, the Company entered into an agreement with Wilton Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ. These policies represent approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business, following the close of the reinsurance transaction with Somerset Re, as discussed above. The transaction is structured on an indemnity coinsurance basis and contains significant structural protections, including overcollateralization by the counterparty and agreed upon investment guidelines, and is subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues	$1,546	$1,589	$4,655	$4,680
Benefits and expenses	1,486	1,531	4,803	4,783
Adjusted operating income	60	58	(148)	(103)
Realized investment gains (losses), net, and related charges and adjustments(1)	(494)	(452)	(587)	(528)
Market experience updates	(86)	50	(155)	163
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(520)	$(344)	$(890)	$(468)
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $2 million, primarily driven by higher underwriting results due to favorable mortality experience and the impact of the first quarter 2024 reinsurance transaction of certain guaranteed universal life policies, as discussed above. These increases were partially offset by lower net investment spread results reflecting the impact of assets transferred as part of this reinsurance transaction.

Nine Month Comparison. Adjusted operating income decreased $45 million, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a net charge of $98 million while 2023 included a net charge of $26 million. Excluding this item, adjusted operating income increased $27 million primarily driven by higher underwriting results reflecting favorable mortality experience and the impact from the first quarter 2024 reinsurance transaction, as discussed above. These increases were partially offset by lower net investment spread results reflecting the impact of assets transferred as part of this reinsurance transaction, partially offset by higher reinvestment rates and higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $43 million, primarily driven by lower investment results reflecting the ceding of investment results related to the first quarter 2024 reinsurance transaction, as discussed above, partially offset by higher net investment income reflecting higher reinvestment rates.

Benefits and expenses decreased $45 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower interest credited on policyholders’ account balances as a result of the first quarter 2024 reinsurance transaction discussed above. These decreases were partially offset by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above, and higher general and administrative expenses reflecting the absence of a reduction in legal reserves in the prior year period.

Nine Month Comparison. Revenues decreased $25 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $24 million, primarily driven by lower investment results reflecting the ceding of investment results related to the first quarter 2024 reinsurance transaction, as discussed above. This decrease was partially offset by higher net investment income reflecting higher reinvestment rates and higher income on non-coupon investments, as well as higher policy charges and fee income due to business growth.

Benefits and expenses increased $20 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $51 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower interest credited on policyholders’ account balances as a result of the first quarter 2024 reinsurance transaction discussed above, as well as favorable changes in estimates of the liability for future policy benefits. These decreases were largely offset by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above, and higher general and administrative expenses associated with the first quarter 2024 reinsurance transaction, as discussed above, as well as the absence of a reduction in legal reserves in the prior year period.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$37	$120	$157	$29	$107	$136
Term Life	5	29	34	5	28	33
Universal Life	1	18	19	1	16	17
Total	$43	$167	$210	$35	$151	$186

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$105	$315	$420	$88	$303	$391
Term Life	14	85	99	15	72	87
Universal Life	3	58	61	3	51	54
Total	$122	$458	$580	$106	$426	$532

Total annualized new business premiums for the three and nine months ended September 30, 2024 increased $24 million and $48 million, respectively, reflecting higher third-party sales across all products as well as higher Prudential Advisors variable life sales.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Revenues:
Life Planner	$2,247	$2,359	$7,164	$7,364
Gibraltar Life and Other	2,170	2,207	6,478	6,940
Total revenues	4,417	4,566	13,642	14,304
Benefits and expenses:
Life Planner	1,783	1,832	5,755	5,828
Gibraltar Life and Other	1,868	1,923	5,523	6,041
Total benefits and expenses	3,651	3,755	11,278	11,869
Adjusted operating income:
Life Planner	464	527	1,409	1,536
Gibraltar Life and Other	302	284	955	899
Total adjusted operating income	766	811	2,364	2,435
Realized investment gains (losses), net, and related charges and adjustments(1)	350	(805)	312	(482)
Change in value of market risk benefits, net of related hedging gains (losses)	(1)	11	11	14
Market experience updates	(44)	97	37	32
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(44)	(19)	(93)	(42)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,027	$95	$2,631	$1,957
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $63 million, including a net unfavorable impact of $12 million from currency fluctuations. Excluding this item, adjusted operating income decreased $51 million, primarily reflecting lower underwriting results, driven by the decline of business in force in Japan and unfavorable mortality experience, partially offset by the growth of business in force in Brazil. The decrease also reflects higher variable expenses driven by business growth in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations increased $18 million, including a net favorable impact of $8 million from currency fluctuations. Excluding this item, adjusted operating income increased $10 million, primarily reflecting higher earnings from joint ventures and other operating entities, higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower underwriting results primarily driven by the decline of business in force in Japan.

Nine Month Comparison. Adjusted operating income from our Life Planner operations decreased $127 million, including a net unfavorable impact of $34 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $56 million net charge in 2024 compared to a $5 million net charge in 2023.

Excluding these items, adjusted operating income decreased $42 million, reflecting lower underwriting results, primarily due to the decline in business in force in Japan, partially offset by the growth of business in force in Brazil. Also contributing to the decrease were higher expenses, including higher variable expenses driven by business growth in Brazil. These decreases were partially offset by higher net investment spread results driven by higher reinvestment rates, partially offset by lower income on non-coupon investments.

Adjusted operating income from our Gibraltar Life and Other operations increased $56 million, including a net favorable impact of $17 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in 2024 compared to a $18 million net benefit in 2023.

Excluding these items, adjusted operating income increased $56 million, primarily reflecting higher earnings from joint ventures and other operating entities, higher net investment spread results, primarily driven by higher income on non-coupon investments, and lower operating expenses. These increases were partially offset by lower underwriting results, driven by the decline of business in force in Japan.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations decreased $112 million, including a net unfavorable impact of $44 million from currency fluctuations. Excluding this item, revenues decreased $68 million, primarily reflecting lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil. This decrease was partially offset by higher net investment income driven by higher reinvestment rates and portfolio growth.

Benefits and expenses of our Life Planner operations decreased $49 million, including a net favorable impact of $32 million from currency fluctuations. Excluding this item, benefits and expenses decreased $17 million, primarily reflecting lower policyholder benefits, including changes in reserves, due to the decline of business in force in Japan, as discussed above. This decrease was partially offset by higher interest credited to policyholders’ account balances reflecting growth in both variable and investment products in Japan, as well as higher general and administrative expenses driven by business growth in Brazil.

Revenues from our Gibraltar Life and Other operations decreased $37 million, including a net unfavorable impact of $19 million from currency fluctuations. Excluding this item, revenues decreased $18 million, primarily reflecting lower premiums due to the decline of business in force, as well as higher investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income driven by higher reinvestment rates and portfolio growth, and higher earnings from joint ventures and other operating entities.

Benefits and expenses of our Gibraltar Life and Other operations decreased $55 million, including a net favorable impact of $27 million from currency fluctuations. Excluding this item, benefits and expenses decreased $28 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force, as discussed above. This decrease was partially offset by higher interest credited to policyholders’ account balances, reflecting growth in investment products in Japan.

Nine Month Comparison. Revenues from our Life Planner operations decreased $200 million, including a net unfavorable impact of $253 million from currency fluctuations and a net benefit of $74 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $21 million, primarily reflecting lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil, and lower investment gains from less favorable derivative settlements. These decreases were partially offset by higher net investment income driven by portfolio growth and higher reinvestment rates, and higher policy charges and fee income reflecting growth in both variable and investment products in Japan.

Benefits and expenses of our Life Planner operations decreased $73 million, including a net favorable impact of $219 million from currency fluctuations and a net charge of $125 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $21 million, primarily reflecting higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan, unfavorable changes in estimates of the liability for future policy benefits, and higher general and administrative expenses driven by business growth in Brazil. These increases were partially offset by lower policyholder benefits, including changes in reserves, due to the decline of business in force in Japan, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $462 million, including a net unfavorable impact of $203 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $177 million, primarily reflecting lower premiums attributable to ceded reinsurance, which is mostly offset in policyholders’ benefits below, and to the decline of business in force, as well as higher investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income from higher income on non-coupon investments, portfolio growth and higher reinvestment rates, as well as higher earnings from joint ventures and other operating entities.

Benefits and expenses of our Gibraltar Life and Other operations decreased $518 million, including a net favorable impact of $220 million from currency fluctuations and a net benefit of $65 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $233 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to ceded reinsurance and the decline of business in force, as discussed above, and lower general and administrative expenses. These decreases were partially offset by higher interest credited on policyholders’ account balances, reflecting growth in investment products in Japan.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$264	$255	$808	$781
Gibraltar Life and Other	324	236	816	708
Total	$588	$491	$1,624	$1,489
On a constant exchange rate basis:
Life Planner	$269	$238	$817	$738
Gibraltar Life and Other	331	241	835	716
Total	$600	$479	$1,652	$1,454

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$138	$23	$67	$41	$269	$130	$20	$58	$30	$238
Gibraltar Life and Other:
Life Consultants	29	5	20	86	140	35	5	8	84	132
Banks	3	0	1	106	110	7	0	0	61	68
Independent Agency	5	3	24	49	81	13	5	23	0	41
Subtotal	37	8	45	241	331	55	10	31	145	241
Total	$175	$31	$112	$282	$600	$185	$30	$89	$175	$479
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $31 million, primarily driven by Japan, reflecting higher investment contract, retirement and life product sales. Also contributing to the increase were higher life product sales in Brazil.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $90 million. Bank and Independent Agency channel sales increased $42 million and $40 million, respectively, both reflecting higher investment contract sales, partially offset by lower life product sales. Life Consultant sales increased $8 million, reflecting higher retirement product sales, partially offset by lower life product sales.

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$401	$64	$219	$133	$817	$376	$58	$198	$106	$738
Gibraltar Life and Other:
Life Consultants	81	14	47	230	372	102	16	19	269	406
Banks	11	0	1	232	244	25	0	1	148	174
Independent Agency	23	10	66	120	219	44	26	65	1	136
Subtotal	115	24	114	582	835	171	42	85	418	716
Total	$516	$88	$333	$715	$1,652	$547	$100	$283	$524	$1,454
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $79 million, primarily driven by Japan, reflecting higher investment contract and retirement product sales. Also contributing to the increase were higher life product sales in Brazil.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $119 million. Independent Agency and Bank channel sales increased $83 million and $70 million, respectively, reflecting higher investment contract sales, partially offset by lower life product sales. Independent Agency also reflects lower accident and health product sales. Life Consultant sales decreased $34 million, reflecting lower investment contract and life product sales, partially offset by higher retirement product sales.

Corporate and Other

Business Updates

•In March 2024, the Company committed to a plan to exit the operations of Assurance IQ (“AIQ”); therefore, beginning with the first quarter of 2024, AIQ is classified as a divested business within our Corporate and Other operations. AIQ’s results are excluded from adjusted operating income and historical results have been updated to conform to current period presentation.
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

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating results:
Investment income	$50	$55	$143	$147
Interest expense on debt	(213)	(201)	(631)	(628)
Pension and employee benefits	94	81	285	258
Other corporate activities(1)	(418)	(373)	(1,090)	(1,158)
Adjusted operating income(1)	(487)	(438)	(1,293)	(1,381)
Realized investment gains (losses), net, and related charges and adjustments	(273)	162	(132)	(18)
Market experience updates	3	(4)	6	(7)
Divested and Run-off Businesses(1)	47	(113)	50	(22)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(9)	(41)	(49)	(15)
Other adjustments	0	(1)	0	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(719)	$(435)	$(1,418)	$(1,443)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $49 million primarily driven by higher net charges from other corporate activities of $45 million, reflecting higher net expenses, including costs for corporate initiatives. Interest expense on debt increased $12 million, primarily driven by higher average debt balances. Pension and employee benefits results were favorable by $13 million, primarily reflecting a change in the postretirement retiree medical plan.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $88 million, primarily driven by lower net charges from other corporate activities of $68 million, reflecting a decrease in legal reserves and lower costs related to corporate initiatives, partially offset by higher costs for long-term compensation plans and unfavorable foreign exchange rate impacts. Pension and employee benefits results were favorable by $27 million, primarily reflecting a change in the postretirement retiree medical plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Long-Term Care	$104	$(117)	$390	$(3)
Other(1)	(57)	4	(340)	(19)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$47	$(113)	$50	$(22)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included herein. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2024, the results of PGIMW are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care

Three Month Comparison. Results increased $221 million compared to the prior year period, primarily reflecting favorable impacts from changes in the market value of equity securities and favorable impacts from changes in the market value of derivatives used for duration management.

Nine Month Comparison. Results increased $393 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a $111 million net benefit from these updates, while results for 2023 included a $79 million net charge from these updates. Excluding this item, results increased $203 million compared to the prior year period, primarily reflecting more favorable impacts from changes in the market value of equity securities and less unfavorable impacts from changes in the market value of derivatives used for duration management.

Other Divested and Run-off Businesses

Results for the third quarter of 2024 decreased $61 million, primarily reflecting unfavorable results related to the Full Service Retirement business due to the absence of accelerated deferred gain amortization from higher surrenders in the prior year period, partially offset by less unfavorable results related to AIQ. Results for the first nine months of 2024 decreased $321 million, primarily reflecting unfavorable results related to the Full Service Retirement business, as discussed above, as well as impairments and charges related to management’s decisions to exit AIQ and PGIMW (and their subsequent classifications as divested businesses in the first and second quarter of 2024, respectively).

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

As of September 30, 2024, the excess of actual cumulative earnings over the expected cumulative earnings was $2,470 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of September 30, 2024, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,067 million at September 30, 2024, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
U.S. GAAP results:
Revenues	$817	$615	$2,590	$2,541
Benefits and expenses	815	613	2,651	2,591
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$2	$2	$(61)	$(50)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Three Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities remained unchanged. Net investment activity results increased reflecting higher other income primarily driven by favorable changes in the market value of equity and fixed income securities. As a result of these and other factors, a $157 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2024, compared to a $334 million reduction in the third quarter of 2023.

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities decreased $11 million. Net investment activity results increased, primarily reflecting higher other income driven by more favorable changes in the market value of equity securities, and higher net investment income driven by non-coupon investments, partially offset by higher realized investment losses from the sale of fixed income securities. As a result of these and other factors, a $403 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2024, compared to a $397 million reduction in the first nine months of 2023.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $202 million primarily driven by an increase in other income, as discussed above.

Benefits and expenses increased $202 million primarily driven by an increase in dividends to policyholders, reflecting less of a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Nine Month Comparison. Revenues increased $49 million primarily driven by an increase in other income and net investment income, partially offset by higher realized investment losses, as discussed above.

Benefits and expenses increased $60 million primarily driven by an increase in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld as of the dates indicated:

	September 30, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$230,708	58.1%	$20,206	$6,466	$257,380
Private, available-for-sale, at fair value	69,891	17.6	10,288	2,718	82,897
Fixed maturities, trading, at fair value	4,031	1.0	726	6,831	11,588
Assets supporting experience-rated contractholder liabilities, at fair value	3,654	0.9	0	0	3,654
Equity securities, at fair value	4,394	1.1	1,824	5	6,223
Commercial mortgage and other loans, at book value, net of allowance	53,500	13.5	7,819	156	61,475
Policy loans, at outstanding balance	6,559	1.7	3,388	0	9,947
Other invested assets, net of allowance(1)	16,803	4.2	4,710	1,445	22,958
Short-term investments, net of allowance	7,378	1.9	558	67	8,003
Total general account investments	396,918	100.0%	49,519	17,688	464,125
Invested assets of other entities and operations(2)	4,992		0	0	4,992
Total investments	$401,910		$49,519	$17,688	$469,117

	December 31, 2023
	PFI Excluding Closed Block Division and Funds Withheld(3)		Closed Block Division	Funds Withheld(3)	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$217,469	58.9%	$20,483	$3,270	$241,222
Private, available-for-sale, at fair value	61,861	16.7	10,003	2,678	74,542
Fixed maturities, trading, at fair value	4,954	1.3	887	2,944	8,785
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	0.9	0	0	3,168
Equity securities, at fair value	5,664	1.5	1,970	0	7,634
Commercial mortgage and other loans, at book value, net of allowance	50,994	13.8	7,769	23	58,786
Policy loans, at outstanding balance	6,568	1.8	3,479	0	10,047
Other invested assets, net of allowance(1)	13,934	3.8	4,513	1,007	19,454
Short-term investments, net of allowance	4,709	1.3	232	51	4,992
Total general account investments	369,321	100.0%	49,336	9,973	428,630
Invested assets of other entities and operations(2)	6,103		0	0	6,103
Total investments	$375,424		$49,336	$9,973	$434,733
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first nine months of 2024 was primarily due to net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the U.S. dollar strengthening against the yen and an increase in Japan interest rates. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2024 and December 31, 2023, 43% and 44%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2024	December 31, 2023
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$113,574	$113,737
Private, available-for-sale, at fair value	22,963	20,891
Fixed maturities, trading, at fair value	515	669
Assets supporting experience-rated contractholder liabilities, at fair value	3,654	3,168
Equity securities, at fair value	1,179	1,614
Commercial mortgage and other loans, at book value, net of allowance	16,717	17,980
Policy loans, at outstanding balance	2,702	2,670
Other invested assets(1)	5,841	5,617
Short-term investments, net of allowance	1,638	421
Total Japanese general account investments	$168,783	$166,767
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2024 was primarily due to the reinvestment of net investment income and net business inflows, partially offset by the translation impact of the U.S. dollar strengthening against the yen and an increase in Japan interest rates.

As of September 30, 2024, our Japanese insurance operations had $91.6 billion, at carrying value, of investments denominated in U.S. dollars, including $0.8 billion that were hedged to yen through third-party derivative contracts and $83.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2023, our Japanese insurance operations had $86.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $77.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $5.1 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2023 was primarily attributable to reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $3.0 billion and $4.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2024 and December 31, 2023, respectively. The $1.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2023 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended September 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.68%	$2,183	3.18%	$1,115	4.48%	$3,298	$373	$200	$3,871
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	10	1.11	10	0	0	10
Equity securities	2.81	22	1.90	6	2.55	28	8	0	36
Commercial mortgage and other loans	4.59	411	3.71	153	4.31	564	79	3	646
Policy loans	5.31	51	3.71	24	4.66	75	53	(1)	127
Short-term investments and cash equivalents	6.02	217	5.25	35	5.92	252	15	2	269
Gross investment income	5.53	2,884	3.21	1,343	4.49	4,227	528	204	4,959
Investment expenses	(0.16)	(183)	(0.13)	(90)	(0.15)	(273)	(73)	(1)	(347)
Investment income after investment expenses	5.37%	2,701	3.08%	1,253	4.34%	3,954	455	203	4,612
Other invested assets(3)		122		121		243	49	134	426
Investment results of other entities and operations(4)		17		0		17	0	0	17
Total net investment income		$2,840		$1,374		$4,214	$504	$337	$5,055

	Three Months Ended September 30, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.17%	$2,066	2.96%	$1,009	4.15%	$3,075	$390	$32	$3,497
Assets supporting experience-rated contractholder liabilities	0.00	0	1.04	8	1.04	8	0	0	8
Equity securities	2.92	25	1.12	5	2.32	30	8	0	38
Commercial mortgage and other loans	4.19	333	3.67	162	4.01	495	80	0	575
Policy loans	4.90	47	3.89	25	4.50	72	52	0	124
Short-term investments and cash equivalents	6.66	205	5.20	27	6.48	232	12	0	244
Gross investment income	5.21	2,676	3.05	1,236	4.28	3,912	542	32	4,486
Investment expenses	(0.13)	(138)	(0.12)	(79)	(0.13)	(217)	(64)	(1)	(282)
Investment income after investment expenses	5.08%	2,538	2.93%	1,157	4.15%	3,695	478	31	4,204
Other invested assets(3)		197		76		273	33	17	323
Investment results of other entities and operations(4)		44		0		44	0	0	44
Total net investment income		$2,779		$1,233		$4,012	$511	$48	$4,571
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
(5)The total yield was 4.11% and 4.21% for the three months ended September 30, 2024 and 2023, respectively.
(6)Prior period amounts have been restated to conform to current period presentation.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $69.2 billion and $61.1 billion for the three months ended September 30, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $2.8 billion and $4.3 billion for the three months ended September 30, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

	Nine Months Ended September 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.48%	$6,313	3.10%	$3,235	4.34%	$9,548	$1,119	$627	$11,294
Assets supporting experience-rated contractholder liabilities	0.00	0	1.10	28	1.10	28	0	0	28
Equity securities	3.04	76	3.06	33	3.04	109	25	0	134
Commercial mortgage and other loans	4.57	1,168	3.78	478	4.31	1,646	242	8	1,896
Policy loans	5.12	146	3.76	73	4.57	219	153	(3)	369
Short-term investments and cash equivalents	6.47	651	5.88	92	6.40	743	57	9	809
Gross investment income	5.37	8,354	3.17	3,939	4.38	12,293	1,596	641	14,530
Investment expenses	(0.18)	(560)	(0.12)	(246)	(0.16)	(806)	(221)	(2)	(1,029)
Investment income after investment expenses	5.19%	7,794	3.05%	3,693	4.22%	11,487	1,375	639	13,501
Other invested assets(3)		384		347		731	152	293	1,176
Investment results of other entities and operations(4)		(9)		0		(9)	0	0	(9)
Total net investment income		$8,169		$4,040		$12,209	$1,527	$932	$14,668

	Nine Months Ended September 30, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.13%	$6,135	2.88%	$2,981	4.09%	$9,116	$1,118	$33	$10,267
Assets supporting experience-rated contractholder liabilities	0.00	0	1.14	25	1.14	25	0	0	25
Equity securities	2.98	72	2.84	37	2.93	109	34	0	143
Commercial mortgage and other loans	4.11	951	3.66	484	3.95	1,435	239	0	1,674
Policy loans	5.02	142	3.88	74	4.56	216	156	0	372
Short-term investments and cash equivalents	5.97	572	4.76	71	5.84	643	39	0	682
Gross investment income	5.15	7,872	3.00	3,672	4.22	11,544	1,586	33	13,163
Investment expenses	(0.13)	(412)	(0.13)	(241)	(0.13)	(653)	(186)	(1)	(840)
Investment income after investment expenses	5.02%	7,460	2.87%	3,431	4.09%	10,891	1,400	32	12,323
Other invested assets(3)		505		213		718	91	38	847
Investment results of other entities and operations(4)		197		0		197	0	0	197
Total net investment income		$8,162		$3,644		$11,806	$1,491	$70	$13,367
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
(5)The total yield was 4.12% and 4.14% for the nine months ended September 30, 2024 and 2023, respectively.
(6)Prior period amounts have been restated to conform to current period presentation.

Nine Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on increases in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily the result of higher fixed income reinvestment rates and higher returns on short-term investments based on increases in short-term rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $68.8 billion and $60.1 billion for the nine months ended September 30, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $3.4 billion and $4.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type as well as “Related charges and adjustments” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(54)	$25	$(65)	$(131)
Write-downs on fixed maturities(1)	(440)	(21)	(449)	(25)
Net gains (losses) on sales and maturities	(32)	(282)	(292)	(342)
Fixed maturity securities(2)	(526)	(278)	(806)	(498)
(Addition to) release of allowance for credit losses on loans	(27)	(68)	(121)	(105)
Write-offs on mortgage loans	(5)	0	(5)	0
Net gains (losses) on sales and maturities	(10)	0	(10)	0
Commercial mortgage and other loans	(42)	(68)	(136)	(105)
Derivatives	12	(2,063)	102	(2,412)
OTTI losses on other invested assets recognized in earnings	(9)	(10)	(16)	(45)
(Addition to) release of allowance for credit losses on other invested assets	0	5	0	4
Other net gains (losses)	51	38	109	100
Other	42	33	93	59
Subtotal	(514)	(2,376)	(747)	(2,956)
Investment results of other entities and operations(3)	(5)	38	1	27
Total — PFI excluding Closed Block Division and Funds Withheld(4)	(519)	(2,338)	(746)	(2,929)
Related charges and adjustments	(828)	(25)	(262)	178
Realized investment gains (losses), net, and related charges and adjustments(4)	$(1,347)	$(2,363)	$(1,008)	$(2,751)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(13)	$13	$(35)	$31
Write-downs on fixed maturities(1)	0	0	0	(6)
Net gains (losses) on sales and maturities	(204)	(99)	(447)	(311)
Fixed maturity securities(2)	(217)	(86)	(482)	(286)
(Addition to) release of allowance for credit losses on loans	(11)	(22)	(22)	(23)
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	(11)	(22)	(22)	(23)
Derivatives	(5)	(123)	(28)	(53)
(Addition to) release of allowance for credit losses on other invested assets	0	2	0	2
Other net gains (losses)	0	(2)	0	(1)
Other	0	0	0	1
Subtotal — Closed Block Division	$(233)	$(231)	$(532)	$(361)
Funds Withheld(4):
Realized investment gains (losses), net:

(Addition to) release of allowance for credit losses on fixed maturities	$0	$0	$0	$0
Write-downs on fixed maturities(1)	0	(32)	0	(32)
Net gains (losses) on sales and maturities	(92)	(58)	(261)	(58)
Fixed maturity securities(2)	(92)	(90)	(261)	(90)
Commercial mortgage and other loans	0	0	0	0
Derivatives	(750)	183	(215)	183
(Addition to) release of allowance for credit losses on other invested assets	0	0	0	0
Other net gains (losses)	(250)	74	(564)	74
Other	(250)	74	(564)	74
Subtotal — Funds Withheld	(1,092)	167	(1,040)	167
Related charges and adjustments	1,634	(295)	1,274	(295)
Realized investment gains (losses), net, and related charges and adjustments(4)	$542	$(128)	$234	$(128)
Consolidated PFI realized investment gains (losses), net	$(1,844)	$(2,402)	$(2,318)	$(3,123)
_________
(1)Amounts represent securities actively marketed for sale, securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis, and write-downs of credit adverse securities.
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $32 million for the third quarter of 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $282 million for the third quarter of 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized gains on derivative instruments of $12 million for the third quarter of 2024 primarily included:

•$554 million of gains on interest rate derivatives due to a decrease in swap and U.S. Treasury rates;
•$28 million of gains on credit default swaps due to spreads tightening; and
•$25 million of gains on Synthetic Guarantees.

Partially offsetting these gains were:

•$495 million of losses on product-related embedded derivatives and related hedge positions; and
•$109 million of losses on foreign currency hedges primarily due to U.S. dollar depreciation versus the euro and British pound.

Net realized losses on derivative instruments of $2,063 million for the third quarter of 2023 primarily included:

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

Nine Month Comparison. Net losses on sales and maturities of fixed maturity securities were $292 million for the first nine months of 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $342 million for the first nine months of 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized gains on derivative instruments of $102 million for the first nine months of 2024 primarily included:

•$272 million of gains on product-related hedge positions and related embedded derivatives;
•$77 million of gains on credit default swaps due to spreads tightening;
•$76 million of gains on Synthetic Guarantees; and
•$41 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Brazilian real.

Partially offsetting these gains were:

•$359 million of losses on interest rate derivatives due to increases in U.S. Treasury and Japanese yen swap rates.

Net realized losses on derivative instruments of $2,412 million for the first nine months of 2023 primarily included:

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2024					December 31, 2023
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$44,379	$815	$2,367	$5	$42,822	$39,542	$485	$3,255	$10	$36,762
Consumer non-cyclical	33,523	842	2,449	39	31,877	32,392	697	2,998	11	30,080
Utility	29,664	920	2,031	7	28,546	27,548	635	2,610	3	25,570
Capital goods	19,409	537	1,075	8	18,863	17,357	412	1,284	0	16,485
Consumer cyclical	12,180	367	463	32	12,052	10,739	287	574	5	10,447
Foreign agencies	2,118	40	134	0	2,024	2,795	80	210	0	2,665
Energy	12,960	338	613	10	12,675	11,157	270	730	0	10,697
Communications	7,286	323	381	77	7,151	6,648	272	541	60	6,319
Basic industry	7,490	213	410	1	7,292	6,678	174	498	3	6,351
Transportation	11,818	401	656	0	11,563	10,858	326	785	0	10,399
Technology	5,771	155	295	9	5,622	4,935	101	333	0	4,703
Industrial other	4,840	59	652	5	4,242	5,018	49	726	6	4,335
Total corporate securities	191,438	5,010	11,526	193	184,729	175,667	3,788	14,544	98	164,813
Foreign government(2)	69,646	2,643	7,497	0	64,792	71,130	3,878	5,169	54	69,785
Residential mortgage-backed(3)	2,549	30	148	0	2,431	2,305	22	190	0	2,137
Asset-backed	13,698	210	51	0	13,857	9,799	190	79	0	9,910
Commercial mortgage-backed	5,874	56	253	0	5,677	6,159	23	434	0	5,748
U.S. Government	25,096	1,022	3,319	0	22,799	21,434	1,072	3,402	0	19,104
State & Municipal	6,468	210	364	0	6,314	8,018	244	429	0	7,833
Total fixed maturities, available-for-sale	$314,769	$9,181	$23,158	$193	$300,599	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2024 and December 31, 2023, based on amortized cost, 89% and 88% represent Japanese government bonds held by our Japanese insurance operations, respectively. No other individual country represented more than 4% and 5% of the balance as of September 30, 2024 and December 31, 2023, respectively.
(3)As of September 30, 2024 and December 31, 2023, based on amortized cost, 93% and 100% were rated A or higher, respectively.

The decrease in net unrealized losses from December 31, 2023 to September 30, 2024 was primarily due to spreads tightening and a decrease in U.S. interest rates, partially offset by an increase in Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	September 30, 2024					December 31, 2023
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$208,039	$6,068	$17,478	$0	$196,629	$199,226	$6,923	$17,232	$1	$188,916
2	89,188	2,669	4,859	0	86,998	77,919	1,900	6,190	0	73,629
Subtotal High or Highest Quality Securities(4)	297,227	8,737	22,337	0	283,627	277,145	8,823	23,422	1	262,545
3	11,216	274	569	0	10,921	10,346	261	484	5	10,118
4	4,410	94	132	29	4,343	4,877	78	188	55	4,712
5	1,451	50	98	20	1,383	1,762	34	132	10	1,654
6	465	26	22	144	325	382	21	21	81	301
Subtotal Other Securities(5) (6)	17,542	444	821	193	16,972	17,367	394	825	151	16,785
Total fixed maturities, available-for-sale	$314,769	$9,181	$23,158	$193	$300,599	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of September 30, 2024 and December 31, 2023, 875 securities with amortized cost of $8,545 million (fair value, $8,531 million) and 639 securities with amortized cost of $7,242 million (fair value, $7,227 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2024, includes gross unrealized losses of $494 million on public fixed maturities and $327 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2023, includes gross unrealized losses of $416 million on public fixed maturities and $409 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2024, includes $235,313 million of public fixed maturities and $61,914 million of private fixed maturities and, as of December 31, 2023, includes $221,463 million of public fixed maturities and $55,682 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2024, includes $7,521 million of public fixed maturities and $10,021 million of private fixed maturities and, as of December 31, 2023, includes $7,684 million of public fixed maturities and $9,683 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2024, securities considered below investment grade based on low issue composite ratings total $14,810 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	September 30, 2024				December 31, 2023
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,978	$7,029	$4,584	$4,493	$5,449	$5,523	$4,683	$4,432
AA	4,736	4,746	1,286	1,180	3,327	3,314	1,475	1,315
A	1,700	1,740	4	4	814	816	1	1
BBB	210	218	0	0	68	70	0	0
BB and below	74	124	0	0	141	187	0	0
Total(4)	$13,698	$13,857	$5,874	$5,677	$9,799	$9,910	$6,159	$5,748
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both September 30, 2024 and December 31, 2023, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	September 30, 2024		December 31, 2023
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,665	$5,702	$4,744	$4,828
AA	4,296	4,311	2,968	2,967
A	14	14	14	13
BBB	15	15	15	14
BB and below	12	12	11	11
Total(2)(3)	$10,002	$10,054	$7,752	$7,833
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2024 and December 31, 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both September 30, 2024 and December 31, 2023.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
Commercial mortgage and agricultural property loans	$52,876	$50,786
Uncollateralized loans	674	425
Residential property loans	23	30
Other collateralized loans	420	125
Total recorded investment gross of allowance(1)	53,993	51,366
Allowance for credit losses	(493)	(372)
Total commercial mortgage and other loans, net	$53,500	$50,994
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both September 30, 2024 and December 31, 2023.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	September 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,738	35.4%	$18,515	36.5%
South Atlantic	7,885	14.9	7,340	14.4
Middle Atlantic	6,109	11.6	5,681	11.2
East North Central	3,011	5.7	2,668	5.3
West South Central	5,420	10.3	5,762	11.2
Mountain	2,668	5.0	2,516	5.0
New England	1,210	2.3	1,248	2.5
West North Central	521	1.0	503	1.0
East South Central	1,243	2.4	1,229	2.4
Subtotal-U.S.	46,805	88.6	45,462	89.5
Europe	3,776	7.1	3,498	6.9
Asia	762	1.4	773	1.5
Other	1,533	2.9	1,053	2.1
Total commercial mortgage and agricultural property loans	$52,876	100.0%	$50,786	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	September 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$14,915	28.2%	$13,731	27.1%
Retail	4,329	8.2	4,323	8.5
Office	6,885	13.0	7,059	13.9
Apartments/Multi-Family	14,738	27.9	14,296	28.1
Agricultural properties	6,384	12.1	6,051	11.9
Hospitality	1,738	3.3	1,805	3.6
Other	3,887	7.3	3,521	6.9
Total commercial mortgage and agricultural property loans	$52,876	100.0%	$50,786	100.0%

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

As of September 30, 2024, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.42 times and a weighted-average loan-to-value ratio of 60%. As of September 30, 2024, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2024, the weighted-average debt service coverage ratio was 1.62 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.8 billion and $1.5 billion of such loans as of September 30, 2024 and December 31, 2023, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of September 30, 2024 and December 31, 2023, there was $0 million and $1 million of allowance related to these loans, respectively. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2024
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,670	$765	$164	$26,599
60%-69.99%	15,341	373	105	15,819
70%-79.99%	4,732	538	258	5,528
80% or greater	2,655	1,288	987	4,930
Total commercial mortgage and agricultural property loans	$48,398	$2,964	$1,514	$52,876

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	September 30, 2024
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2024	$4,954	9.4%
2023	5,562	10.5
2022	4,565	8.6
2021	7,208	13.6
2020	3,323	6.3
2019	6,029	11.4
2018	5,379	10.2
2017 & Prior	15,735	29.8
Revolving Loans	121	0.2
Total commercial mortgage and agricultural property loans	$52,876	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
Allowance, beginning of year	$372	$172
Addition to (release of) allowance for credit losses	127	227
Write-downs charged against the allowance	(5)	(29)
Other	(1)	2
Allowance, end of period	$493	$372

The allowance for credit losses as of September 30, 2024 increased in comparison to December 31, 2023 primarily related to increases in the loan-specific reserves within agricultural property loans and commercial mortgage loans within the office sector, along with the establishment of general reserves for both the collateralized and uncollateralized consumer loan portfolios.

Equity Securities

The equity securities portfolio consists principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,007	$978	$6	$1,979	$932	$697	$11	$1,618
Other Common Stocks	1,681	724	50	2,355	3,056	971	43	3,984
Non-redeemable Preferred Stocks	43	36	19	60	39	42	19	62
Total equity securities, at fair value	$2,731	$1,738	$75	$4,394	$4,027	$1,710	$73	$5,664

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $169 million and $(163) million during the three months ended September 30, 2024 and 2023, respectively, and $525 million and $172 million during the nine months ended September 30, 2024 and 2023, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,446	$6,821
Hedge funds	2,277	2,440
Real estate-related	1,749	1,621
Subtotal equity method	11,472	10,882
Fair value:
Private equity	1,648	785
Hedge funds	1,278	1,050
Real estate-related	407	147
Subtotal fair value	3,333	1,982
Total LPs/LLCs	14,805	12,864
Real estate held through direct ownership(1)(2)	1,476	591
Derivative instruments	(221)	(260)
Other(3)	743	739
Total other invested assets	$16,803	$13,934
__________
(1)September 30, 2024 balance includes approximately $870 million that was transferred from PGIM into the general account in the first quarter of 2024.
(2)As of September 30, 2024 and December 31, 2023, real estate held through direct ownership had mortgage debt of $151 million and $158 million, respectively.
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

	September 30, 2024	December 31, 2023
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$448	$557
Private, available-for-sale, at fair value	5	0
Fixed maturities, trading, at fair value(1)	477	1,005
Equity securities, at fair value	548	608
Commercial mortgage and other loans, at book value(2)	1,098	519
Other invested assets(3)	2,409	3,401
Short-term investments	7	13
Total investments	$4,992	$6,103
__________
(1)As of September 30, 2024 and December 31, 2023, balances include investments in CLOs with fair value of $296 million and $298 million, respectively.
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

	As of September 30, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$301,051	$6,685	$30,495	$911	$9,184	$311
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	905	0	0	0	0	0
Equity securities	2,749	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,654	0	0	0	0	0
Market risk benefit assets	2,134	2,134	0	0	0	0
Fixed maturities, trading	4,508	380	726	17	6,831	1,217
Equity securities	4,942	525	1,824	60	5	5
Commercial mortgage and other loans	1,098	0	0	0	0	0
Other invested assets(3)	2,056	927	1	1	20	0
Short-term investments	6,882	390	489	75	67	3
Cash equivalents	8,742	1	391	0	546	0
Reinsurance recoverables and deposit receivables	(54)	0	0	0	378	510
Other assets	0	0	0	0	0	0
Separate account assets	174,154	272	0	0	0	0
Total assets	$509,167	$11,314	$33,926	$1,064	$17,031	$2,046
Market risk benefit liabilities	$5,178	$5,178	$0	$0	$0	$0
Policyholders’ account balances	11,977	11,977	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	604	0
Other liabilities(3)	3,763	2	0	0	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	440	440	0	0	0	0
Total liabilities	$21,331	$17,597	$0	$0	$605	$0

	As of December 31, 2023
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$279,887	$5,241	$30,486	$868	$5,948	$9
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	889	0	0	0	0	0
Equity securities	2,279	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,168	0	0	0	0	0
Market risk benefit assets	1,981	1,981	0	0	0	0
Fixed maturities, trading	5,959	409	887	20	2,944	0
Equity securities	6,112	451	1,891	61	0	0
Commercial mortgage and other loans	519	0	0	0	0	0
Other invested assets(3)	1,949	846	0	0	0	0
Short-term investments	3,714	19	135	10	51	0
Cash equivalents	8,930	4	966	0	406	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	224	224
Other assets	11	11	0	0	0	0
Separate account assets	171,812	1,094	0	0	0	0
Total assets	$483,967	$10,056	$34,365	$959	$9,573	$233
Market risk benefit liabilities	$5,467	$5,467	$0	$0	$0	$0
Policyholders’ account balances	7,752	7,752	0	0	0	0
Reinsurance and funds withheld payables	(24)	0	0	0	514	0
Other liabilities(3)	4,174	1	1	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	778	778	0	0	0	0
Total liabilities	$18,147	$13,998	$1	$0	$514	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.2%, 3.1%, and 12.0%, respectively, as of September 30, 2024, and 2.1%, 2.8%, and 2.4%, respectively, as of December 31, 2023.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1.3 billion of public fixed maturities as of September 30, 2024, with values primarily based on indicative broker quotes, and approximately $7.3 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

•In March, we closed our reinsurance transaction with Somerset Re for a portion of the guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, both of which are wholly-owned subsidiaries of Prudential Financial. These reinsured policies represent approximately 30% of the Company’s previously established statutory reserves on its in-force guaranteed universal life block of business. As a result of the transaction, our financing of Guideline AXXX reserves in the form of Credit-Linked Notes Structures has been reduced by $5,040 million from December 31, 2023. See “—Term and Universal Life Reserve Financing” below for additional information.

•In July, we amended and restated our $4.0 billion five-year credit facility, extending the term of the facility to July 2029. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

•In August, we entered into an agreement with Wilton Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represent approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business, following the March reinsurance agreement with Somerset Re, discussed above. The transaction, which is subject to regulatory approvals and customary closing conditions, is expected to result in proceeds of $350 million.

•In September, we refinanced our ¥100 billion five-year credit facility, on which PHJ is a borrower, extending the term of the facility to September 2029. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2024, the Company had $48.8 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2024	December 31, 2023
	(in millions)
Equity(1)	$35,260	$34,324
Junior subordinated debt (including hybrid securities)	8,589	8,094
Other capital debt	4,918	4,869
Total capital	$48,767	$47,287
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2024, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	762%
Gibraltar Life consolidated(2)	947%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2024.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2024	$1.30	$476	2.3	$250
June 30, 2024	$1.30	$475	2.2	$250
September 30, 2024	$1.30	$471	2.1	$250

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

As of September 30, 2024, Prudential Financial had highly liquid assets with a carrying value totaling $5,095 million, an increase of $524 million from December 31, 2023. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,348 million as of September 30, 2024, an increase of $253 million from December 31, 2023.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$4,095	$4,535
Dividends and/or returns of capital from subsidiaries(1)	2,072	3,154
Affiliated (borrowings)/loans - (capital activities)(2)	702	604
Capital contributions to subsidiaries(3)	(162)	(751)
Total Business Capital Activity	2,612	3,007
Share repurchases(4)	(746)	(754)
Common Stock dividends(5)	(1,424)	(1,391)
Business dispositions	0	0
Total Share Repurchases, Dividends and Business Disposition Activity	(2,170)	(2,145)
Proceeds from the issuance of debt(6)	1,045	495
Repayments of debt	(511)	(1,510)
Total Debt Activity	534	(1,015)
Net interest expense	(805)	(786)
Affiliated (borrowings)/loans - (operating activities)(7)	(572)	362
Other, net(8)	654	347
Total Other Activity	(723)	(77)
Net increase/(decrease) in highly liquid assets	253	(230)
Highly Liquid Assets, end of period	$4,348	$4,305
__________
(1)2024 includes $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $650 million from PICA, $568 million from international insurance subsidiaries, $46 million from PGIM subsidiaries, and $8 million from other subsidiaries. 2023 includes $1,750 million from PICA, $900 million from a rabbi trust, $433 million from international insurance subsidiaries (including $332 million in the form of in-kind dividends), $45 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company, and $8 million from other subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries. 2023 includes $604 million from international insurance subsidiaries.
(3)2024 includes capital contributions of $74 million to PGIM subsidiaries (which is completely offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $49 million to other subsidiaries and $39 million to international insurance subsidiaries. 2023 includes capital contributions of $394 million to PGIM subsidiaries (of which $324 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $244 million to international insurance subsidiaries and $113 million to other subsidiaries.
(4)Excludes cash payments made on trades that settled in the subsequent period.
(5)Includes cash payments made on dividends declared in prior periods.

(6)2024 includes $55 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA.
(7)Represents loans to and from subsidiaries to support business operating needs.
(8)2024 primarily includes $265 million of proceeds from stock-based compensation and exercise of stock options, $197 million for net income tax receipts and $192 million from internal affiliated settlements. 2023 includes $199 million of proceeds from stock-based compensation and exercise of stock options, $146 million of income on investments and $119 million of net income tax receipts, partially offset by a payment of $205 million for the equity investment in Prismic.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2024, Prudential Financial received dividends of $650 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the second quarter of 2024, a domestic captive insurance subsidiary entered into an affiliated loan with a holding company to facilitate a return of capital of $800 million, which included proceeds from the reinsurance of a portion of the Company’s guaranteed universal life policies.

International insurance subsidiaries. During the first nine months of 2024, Prudential Financial received dividends of $568 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2024, Prudential Financial received dividends of $46 million from PGIM subsidiaries and $8 million from other subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2024
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$7.9	$1.1	$3.9	$12.9	$10.8
Fixed maturity investments(2):
High or highest quality	126.5	27.7	35.5	189.7	163.6
Other than high or highest quality	7.2	2.5	2.8	12.5	12.6
Subtotal	133.7	30.2	38.3	202.2	176.2
Public equity securities, at fair value	0.7	1.8	0.6	3.1	4.1
Total	$142.3	$33.1	$42.8	$218.2	$191.1
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2024
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$1.1	$3.4	$3.1	$7.6	$6.7
Fixed maturity investments(3):
High or highest quality(4)	29.9	56.4	26.1	112.4	111.8
Other than high or highest quality	0.4	0.6	3.0	4.0	4.2
Subtotal	30.3	57.0	29.1	116.4	116.0
Public equity securities	3.0	0.8	0.1	3.9	3.9
Total	$34.4	$61.2	$32.3	$127.9	$126.6
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2024, $70.7 billion, or 63%, were invested in government or government agency bonds.

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

	Nine Months Ended September 30,
Cash Settlements Received (Paid):	2024	2023
	(in millions)
Internal Hedges(1)	$395	$964
External Hedges(2)	(23)	(531)
Total Cash Settlements	$372	$433

Assets (Liabilities):	September 30, 2024	December 31, 2023
	(in millions)
Internal Hedges(1)	$910	$875
External Hedges(3)	195	134
Total Assets (Liabilities)(4)	$1,105	$1,009
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $(13) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $(26) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes non-yen related assets (liabilities) of $7 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of September 30, 2024 and $(74) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2023.

(4)As of September 30, 2024, approximately $164 million, $519 million, $183 million and $239 million of the net market values are scheduled to settle in 2024, 2025, 2026, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	September 30, 2024			December 31, 2023
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,200	$2,255	$7,455	$3,803	$2,253	$6,056
Cash collateral for loaned securities	7,082	1,389	8,471	5,173	1,304	6,477
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$12,282	$3,644	$15,926	$8,976	$3,557	$12,533
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$11,231	$3,603	$14,834	$8,217	$3,457	$11,674
Weighted average maturity, in days(3)	9	3		8	4
__________
(1)The daily average outstanding balance for the three and nine months ended September 30, 2024 was $11,139 million and $10,565 million, respectively, for PFI excluding the Closed Block division, and $3,718 million and $3,719 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of September 30, 2024, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $105.5 billion, of which $16.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2024, we believe approximately $16.8 billion of the remaining eligible assets are readily lendable, including approximately $14.1 billion relating to PFI excluding the Closed Block division, of which $6.7 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.7 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2024, total short-term and long-term debt of the Company on a consolidated basis was $20 billion, an increase of $0.5 billion from December 31, 2023. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2024			December 31, 2023
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$494	$519	$25	$510	$535
Current portion of long-term debt	0	347	347	0	0	0
Subtotal	25	841	866	25	510	535
General obligation long-term debt:
Senior debt	10,165	0	10,165	10,112	0	10,112
Junior subordinated debt	8,546	43	8,589	8,050	44	8,094
Surplus notes(1)	0	0	0	0	346	346
Subtotal	18,711	43	18,754	18,162	390	18,552
Total general obligations	18,736	884	19,620	18,187	900	19,087
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	84	84	0	83	83
Long-term debt	0	322	322	0	330	330
Total limited and non-recourse borrowings	0	406	406	0	413	413
Total borrowings	$18,736	$1,290	$20,026	$18,187	$1,313	$19,500
__________
(1)Amounts are net of assets under set-off arrangements of $14,126 million and $12,370 million as of September 30, 2024 and December 31, 2023, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $151 million and $157 million as of September 30, 2024 and December 31, 2023, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both September 30, 2024 and December 31, 2023.

As of September 30, 2024, and December 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of September 30, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $11,250 million, of which $8,780 million was outstanding, compared to December 31, 2023, where we had an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2024:

	Surplus Notes		Outstanding as of September 30, 2024
Credit-Linked Note Structures(1):	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2021	2036	$1,600		$1,750
XXX	2014-2016	2025-2034	1,750	(2)	1,750
XXX	2014-2017	2024-2037	2,330		2,400
XXX	2018	2038	1,000		1,600
AXXX	2020	2049	2,100		3,750
Total Credit-Linked Note Structures			$8,780		$11,250
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

As of September 30, 2024, we also had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing $700 million of Regulation XXX and $1,900 million of Guideline AXXX non-economic reserves. In addition, as of September 30, 2024, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2023, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2024, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2024 through July 31, 2024	684,393	$122.66	679,202
August 1, 2024 through August 31, 2024	737,269	$113.54	733,874
September 1, 2024 through September 30, 2024	706,847	$118.44	704,220
Total	2,128,509		2,117,296	$250,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted or terminated.

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

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

AIQ	Assurance IQ / Assurance IQ LLC	PLNJ	Pruco Life Insurance Company of New Jersey
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PGIMW	PGIM Wadhwani LLP	Prudential Insurance/PICA	The Prudential Insurance Company of America
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Allstate	The Allstate Corporation	Inflation Reduction Act	The Inflation Reduction Act of 2022
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Moody's	Moody's Investors Service, Inc.
Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Deerpath	Deerpath Capital Management, LP	Prismic	Prismic Life Holding Company LP
Exchange Act	The Securities Exchange Act of 1934	Prismic Re	Prismic Life Reinsurance, Ltd.
Farmer Mac	Federal Agricultural Mortgage Corporation	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Fortitude	Fortitude Group Holdings, LLC	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Great-West	Great-West Life & Annuity Insurance Company	U.S. GAAP	Generally accepted accounting principles in the United States of America
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Hartford Financial	Hartford Financial Services Group, Inc.

Acronyms

ACL	Allowance for Credit Losses	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AIR	Additional Insurance Reserves	MRBs	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CAMT	Corporate Alternative Minimum Tax	OTTI	Other-Than-Temporary Impairments
CECL	Current Expected Credit Loss	PALAC	Prudential Annuities Life Assurance Corporation
CLO	Collateralized Loan Obligations	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	PHJ	Prudential Holdings of Japan, Inc.
DOL	U.S. Department of Labor	POA	Prudential of Argentina
DPL	Deferred Profit Liability	POT	The Prudential Life Insurance Company of Taiwan Inc.
DSI	Deferred Sales Inducements	PRIAC	Prudential Retirement Insurance and Annuity Company
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PTE	Prohibited Transaction Class Exemptions
FANIP	Funding Agreement Notes Issuance Program	RAF	Risk Appetite Framework
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBNY	Federal Home Loan Bank of New York	SEC	Securities and Exchange Commission
FLIAC	Fortitude Life Insurance and Annuity Company	SOFR	Secured Overnight Financing Rate
FSA	Financial Services Agency (an agency of the Japanese government)	SVO	Securities Valuation Office
GICs	Guaranteed Investment Contracts	TBA	To-Be-Announced
GILTI	Global Intangible Low-Taxed Income	TDR	Troubled Debt Restructuring
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
IRA	Individual Retirement Account	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: October 31, 2024