Form 10-K
period 2024-12-31
PRUDENTIAL FINANCIAL INC
filed 2025-02-13
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $41.91 billion and 358 million shares of the Common Stock were outstanding. As of January 31, 2025, 354 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) the costs, effects, timing, or success of our plans to execute our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a global financial services leader and premier active global investment manager with approximately $1.512 trillion of assets under management as of December 31, 2024, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU.”

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

Our strategy centers on leveraging our mutually-reinforcing business system to become a higher growth, less market-sensitive and more nimble company. Our business system includes a mix of high-quality protection, retirement and investment management businesses which creates growth potential by capitalizing on long-term, durable trends to provide customers with integrated cross-business solutions, as well as generate capital benefits from a balanced risk profile. We believe that we are well-positioned to meet the needs of customers and tap into significant market opportunities through PGIM, our U.S. Businesses and our International Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

PGIM

Provides investment management services and solutions related to public fixed income, public equity, real estate debt and equity, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients globally, as well as our insurance and retirement businesses.

Products

Our products and services are offered through the following businesses:

•PGIM Fixed Income—provides global active asset management services across public fixed income markets, as well as alternatives.
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
•PGIM Multi-Asset Solutions—provides public and private multi-asset class liability-driven investment solutions to institutional clients.

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

U.S. Businesses—Group Insurance
Provides and distributes a full range of group life, long-term and short-term group disability and group corporate bank and trust-owned life insurance across the U.S. to institutional clients, professional associations and affinity groups to enhance employee and membership benefit plans. Additionally, we offer voluntary products including accident, critical illness and hospital indemnity. Our services also include plan administration and absence management, covering employee paid and unpaid leave including the Family Medical Leave Act, the Americans with Disabilities Act and Paid Family Leave. In 2024, we expanded into the medical stop loss market, with coverage effective dates starting from January 1, 2025.

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

Group Disability Insurance & Other

•Short-term and long-term group disability insurance, which protect against loss of wages due to illness or injury. Short-term disability generally provides weekly benefits for three to six months while long-term disability benefits are typically paid monthly, following a waiting period, and generally continue until the insured either returns to work or reaches normal retirement age.

•Other supplemental health solutions, including accident, critical illness and hospital indemnity plans which help offset expenses associated with medical events.

•Plan administration and absence management services. State, federal and company paid-leave solutions that assist employers in minimizing the administrative workload of managing their leave programs while ensuring compliance with complex state legislation.
•Medical stop loss insurance, which is a risk management product aimed at helping protect self-insured employers against catastrophic medical claims that exceed predetermined levels. Our stop loss product offerings include both specific and aggregate stop loss coverage. Specific stop loss covers claims for an individual at a set deductible level while aggregate stop loss limits total claims paid by an employer for an entire group of employees during a contract period.

Marketing and Distribution

We primarily distribute products through a proprietary sales force organized around market segments in conjunction with employee benefit brokers and consultants. We define our market segments as follows:

•National Market—employer groups having over 5,000 benefit eligible employees.

•Premier Market—employer groups having between 100 and 5,000 benefit eligible employees.

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

Competition

We compete with many large, well-established life and health insurance providers in mature markets. Our primary competitive advantages include brand recognition, financial strength and a diverse range of product offerings that help employers create comprehensive benefits programs that support the well-being of their employees. Additionally, we emphasize customer relationships and overall experience. While the majority of our premiums are derived from the National Market segment, we continue to diversify our book through growth of the Premier Market and Association segments.

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

•Trusted Partnerships, via embedded digital solutions through:

◦Credit Unions;
◦Mortgage originators;
◦Affinities; and
◦Digital marketing affiliates/paid media efforts.

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

International Businesses

Develops and distributes life insurance, retirement products, investment products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil and Mexico. Our Gibraltar Life and Other operations also provide similar products, as well as advisory and administration services, through multiple distribution channels (including Life Consultants, banks and independent agencies) to broad middle income and mass affluent customers across Japan, through our joint ventures in Chile, China, India and Indonesia, and through our strategic investments in Ghana, Kenya and South Africa.

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

Investment Products—primarily represented by U.S. dollar- and yen-denominated investment contracts sold by our operations in Japan and include:
•Single-pay products where credited interest rates are guaranteed for a specified period of time and impose a market value adjustment if the contract is not held to maturity.
•Variable and indexed annuities that provide a non-guaranteed return or a return based on a selected index with performance subject to certain contractual maximums and minimums providing downside protection.

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

•Third-party channels:

◦Bank Distribution Channel—sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as investment and annuity products primarily denominated in U.S. dollars. We view this channel as an adjunct to our core Life Planner and Life Consultant distribution channels. We have relationships with Japan’s major banks, as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

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
We price our products based on:
•Local regulation, which is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each international insurance operation has its own underwriting department that employs variations of U.S. practices in underwriting individual policy risks. To the extent permitted by local regulation, we base premiums and policy charges for our products on expected death and morbidity benefits, surrender benefits, expenses, required reserves, interest rates, investment returns, policy persistency and premium payment patterns. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

•Achieving a targeted rate of return for each operation, while taking into account the country-specific costs of capital, risks, and competitive environment. The profitability of our products is impacted by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Changes in local tax laws may also affect profitability.

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

In both of these markets, rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength.

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

Corporate Operations—Consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, primarily including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) results of certain consolidated investment funds managed by our PGIM business; (12) Prudential Advisors, Prudential’s proprietary nationwide sales organization; (13) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured with Prismic Re via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (14) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Divested and Run-off Businesses—Reflects the results of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. Divested and Run-off Businesses primarily include:

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
•PGIM Wadhwani LLP (“PGIMW”)—In the third quarter of 2024, we exited PGIMW, our London-based managed futures investment management firm. The results of this business were transferred from the PGIM segment to Divested and Run-off Businesses at that time.
•Assurance IQ, LLC (“AIQ”)—In the first quarter of 2024, we committed to a plan to exit the operations of AIQ. The results of this business were reflected in Divested and Run-off Businesses, and all prior period amounts were restated at that time.
•Prudential of Argentina (“POA”)—In the first quarter of 2024, we entered into a definitive agreement to sell POA. The results of this business and the impact of its anticipated sale were transferred from the International Businesses segment to Divested and Run-off Businesses at that time. The sale was completed in the second quarter of 2024.
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

We enter into reinsurance agreements as the ceding entity for a variety of reasons, but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth, facilitate the disposition of a block of business, and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a companywide basis, we evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

We enter into reinsurance agreements as the assuming entity as part of our normal product offering process (e.g., certain pension risk transfer products in our Institutional Retirement Strategies business) or in order to facilitate an acquisition of a block of business.

The following table summarizes our current uses of third-party reinsurance in each of the applicable reporting segments and our Corporate and Other operations. For additional details related to certain of these agreements, see Note 15 to the Consolidated Financial Statements.

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
Ceded reinsurance covering a variety of products to reduce market sensitivity and mitigate mortality risk. On policies sold since 2000, we have reinsured a significant portion of our mortality risk externally, with that portion varying over time depending on market factors and strategic objectives. During 2024, we reinsured a significant portion of our in-force guaranteed universal life block of business in two separate transactions.

Assumed reinsurance in conjunction with our 2013 acquisition of The Hartford’s individual life insurance business.

International Businesses	Ceded	Ceded reinsurance to mitigate mortality and morbidity risk for certain products and also for capital management purposes.

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
•Artificial Intelligence
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

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status. For some of the services we provide to employee benefit plans subject to ERISA, we rely on an exemption from the prohibited transaction rules available, under certain circumstances, to qualified professional asset managers (“QPAMs”). Were we to lose our status as a QPAM, our investment management business could be adversely impacted. The loss of QPAM status could result from, among other things, us or an affiliate (potentially including a joint venture partner over whom we exercise no or limited control) being convicted of a “covered” crime in the U.S. or in a foreign jurisdiction. In June 2024, the U.S. Department of Labor (“DOL”) expanded the definition of “prohibited misconduct” that could result in the loss of QPAM status to include conduct that is the subject of non-prosecution or deferred prosecution agreements.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the DOL fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) and Japanese Financial Services Agency (“FSA”) Standard of Care regulations.

DOL Fiduciary Rule

The DOL fiduciary rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs.

In April 2024, the DOL adopted a final rule, which had been proposed in October 2023, titled the “Retirement Security Rule,” and issued final amendments to several prohibited transaction class exemptions (“PTEs”) available to investment advice fiduciaries. Key aspects of the final rule include, among other things: (1) a broader definition of “investment advice fiduciary,” which includes financial service providers who give compensated investment advice to individual retirement account owners, participants in workplace plans such as 401(k)s, and plan officials responsible for administering plans and managing plan assets; and (2) when relying on the amended PTEs, the requirement to comply with various conditions such as providing clients with certain information about their investment recommendations and complying with a best interest standard of care. The amended PTEs allow fiduciaries to engage in certain transactions that would otherwise be prohibited, provided they meet certain conditions designed to protect retirement investors.

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

SEC Regulation Best Interest

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain products offered by our PGIM, Retirement Strategies and Individual Life businesses, and have resulted in increased compliance costs, which we include in the results of our Corporate and Other operations.

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

Japan Standard of Care

Outside the U.S., in 2017 the Japanese Financial Services Agency (“FSA”) announced the “Principles for Customer-Oriented Business Conduct,” a set of recommended fiduciary principles for financial institutions to adopt when performing client related financial services. The principles were further amended in 2021 to enhance details thereof, such as adopting a common information form that enables customers to compare product details of different financial institutions. In 2024, the principles were expanded to introduce product governance. The principles have been adopted by The Prudential Life Insurance Company Ltd. (“Prudential of Japan”), Gibraltar Life, and The Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”). The FSA encourages voluntary adoption of these principles as a best practice but adoption is not required by regulation, except for the principle of conducting business in good faith and with fairness while considering the best interests of customers, which is a statutory obligation. Companies’ policies regarding their own principles can be tailored based on their specific business, such as target clients and complexity of products. Once companies adopt the principles and establish a policy, they are required to publicly disclose the policy, implement measures to ensure their employees fulfill their principles, periodically assess the measures’ effectiveness and publish the progress of these measures.

U.S. State Insurance Holding Company Regulation

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona and Indiana, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system, including an assessment of the group’s risk management and current and future solvency position. Generally, all transactions among affiliates, including an insurer in the holding company system, must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

State insurance laws and regulations, including the NAIC’s Insurance Holding Company Act Model #440, require our U.S. insurance companies to file financial statements with the domestic regulators for each insurer, in accordance with accounting practices and procedures prescribed or permitted by the department. The operations of our U.S. insurance companies and accounts are subject to financial examination by the domiciliary department at any time. In accordance with Model #440, other states typically defer to the primary domestic supervisor on financial statements and oversight, so long as that domestic supervisor’s state is accredited.

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

Generator of Economic Scenarios (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. NAIC expects implementation to occur no earlier than 2026. Due to the ongoing nature of the NAIC’s activities regarding the Generator, we cannot predict what impact a new Generator may ultimately have on our businesses.

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

Variable Annuities Framework Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

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

Yearly Renewable Term Reinsurance Reserve Credit. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposal Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year ended December 31, 2021. The amendment allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022.

Reinsurance. The NAIC is working on several initiatives related to the use of reinsurance, including asset adequacy testing. Due to the ongoing nature of this work, we cannot predict what, if any, impact these initiatives will have on our businesses.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. For the years ended December 31, 2024, 2023 and 2022, we paid $71 million, $0.7 million and $0.4 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $29 million as of December 31, 2024, for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Bermuda, Brazil and Mexico, and have insurance operations in China, India and Indonesia through joint ventures. We also have strategic investments in insurance operations in Ghana, Kenya and South Africa. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; (8) insurance reserves; (9) privacy; and (10) anti-money laundering and financial crimes, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in certain jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of the insurance companies organized under their laws.

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

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In certain jurisdictions, we cannot predict the timing of future assessments and they may materially affect the results of operations of our international insurance operations, in particular quarterly or annual periods. Under the Japanese insurance business law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its premium income and policy reserves. There were no payments made for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, we paid approximately $12 million, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

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

International Investment and Retirement Products and Investment Management Operations

Our non-insurance international operations are supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Ireland, India, Hong Kong, Mexico, Germany, Luxembourg, the Netherlands, Switzerland, China and Singapore, and participate in investment-related joint ventures in China and South Africa and in a retirement related joint venture with operations in Chile, Peru and Colombia. These businesses may provide products such as investment management products and services, funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of investment product sales staff; (3) sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities, retirement, pension and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

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

Privacy, Data Protection and Cybersecurity Regulation

We are subject to U.S. federal laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related, and customer information, which they may handle and process, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross-border transfer or use of personal information.

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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in

May 2018, and the U.K.’s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. Prudential business units (regardless of whether they are located in the E.U.) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the E.U. or if we were to monitor the activities of individuals within the E.U. The E.U.’s Digital Operational Resilience Act came in force in January 2023 and became effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws, and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals, including expanded privacy protections and control over the collection, use and sharing of their personal information, and corresponding obligations on businesses, including requirements to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for any unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from a violation of the duty to maintain reasonable security procedures and practices. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA, the CPRA and their regulations. Additionally, privacy laws in the United States continue to evolve, with states such as Colorado, Connecticut, Utah, and Virginia recently enacting comprehensive privacy and information security laws and regulations similar in scope to the CCPA and CPRA, and which, to the extent they apply, impose compliance obligations applicable to our business. Additional U.S. states are considering similar legislation, and there are ongoing discussions regarding a National Privacy Law. New laws similar to the GDPR and the CCPA are expected to be enacted in coming years in various countries and jurisdictions in which we operate.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that, among other things, insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation, and include additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations. More than 20 U.S. states have either enacted the NAIC Insurance Data Security Model Law or are anticipated to enact it or similar laws in the near future and we expect more states to follow. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Item 1C. Cybersecurity.”

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes (1) a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later; and (2) a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. Both provisions are effective in taxable years beginning after December 31, 2022. On September 12, 2024, the U.S. Department of the Treasury and the Internal Revenue Service (IRS) issued proposed regulations providing guidance on the implementation of the CAMT. The proposed regulations address various aspects of the tax, including definitions, adjustments to financial statement income, and applicable reporting requirements. The Company will continue to monitor regulatory updates and assess their potential effects on our tax obligations. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income.

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

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, the Organization of Economic Cooperation and Development (“OECD”) continues to study and make recommendations with respect to model global base erosion tax options. In 2021, as part of its Global Anti-Base Erosion Model Rules (Pillar Two), the OECD recommended a 15% global minimum tax on adjusted financial reported income. Many jurisdictions in which the Company operates, including the European Union, and the United Kingdom, have adopted a Qualified Domestic Minimum Top up Tax or Income Inclusion Rule as part of Pillar Two for tax years beginning in 2024. Other jurisdictions in which the Company operates, including Japan, Hong Kong and Singapore have announced the adoption of Pillar Two that may apply to the Company beginning in 2025. While guidance is still being provided with respect to the Pillar Two rules, the Company does not expect the Pillar Two taxes to have a material impact on the Company.

In December 2023, the Government of Bermuda enacted a corporate income tax. The Bermuda corporate income tax imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the OECD Pillar Two rules. The Bermuda corporate income tax is effective for tax years beginning on or after January 1, 2025. U.S. income tax paid by a Section 953(d) Bermuda insurance company may be claimed as a foreign tax credit to offset Bermuda income tax, while an election is available to exclude the income of a Bermuda entity that is a controlled foreign corporation, within the meaning of U.S. tax rules, from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. Therefore, the Company does not expect that the Bermuda income tax will have a material impact on the Company.

The applicable Japan national corporate statutory tax rate is 23.2%. In addition, there are local income taxes that are applied to our income earned in Japan. Insurance commissions paid to our Life Planners and Life Consultants are subject to a 10% consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums. In December 2024, the Japanese government proposed a 4% surtax on corporate tax liabilities, effective April 1, 2026. This measure would increase the tax rate in Japan from the current rate of 23.2% to about 24.1%. It is uncertain if this proposal will be enacted.

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

Human Capital Resources

As of December 31, 2024, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)	Full-time Equivalent Positions(2)
U.S.	14,087	13,868
Non-U.S.	24,109	24,068
Total	38,196	37,936
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

Attracting Employees

Hiring and retaining a best-in-class workforce is part of how Prudential fulfills its purpose and creates value for its stakeholders, and building an inclusive organization that integrates diverse backgrounds and perspectives is an important component of our strategic business initiative. Prudential’s inclusive culture—one that respects and values the differing backgrounds, perspectives and lived experiences of our employees—is foundational to our ability to attract, hire and retain the best talent to develop innovative products and solutions and best serve the needs of our customers and clients.

Developing Employees

We believe that our success is linked with the success of our employees. When they have the development tools and support they need to do their best work, the Company benefits. The talent practices and platforms we utilize have been designed to ensure all employees have the resources necessary to enhance their skills. Available resources include, among other things, on-demand learning content, coaching circles and live learning events. Eligible U.S. employees are also required to participate in a suite of training courses on critical topics including, among other things, our code of conduct, security and safety, social media standards and digital communication.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our diverse and inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee engagement survey, entitled the “EQ Survey.” The EQ Survey solicits employee feedback addressing our culture, management, career opportunities, compensation and benefits. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2024, 89% of our eligible global employees responded to the EQ Survey.

Prudential’s annual turnover rate among its U.S. workforce (including voluntary and involuntary terminations) in 2024 was 15.3%. Voluntary turnover among Prudential’s U.S. workforce was 4.7%. In 2024, Prudential filled approximately 1,900 positions in the United States and 37% of those positions were filled internally.

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 13, 2025, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	67	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	65	Vice Chair	None
Ann M. Kappler	66	Executive Vice President, General Counsel and Chief Compliance Officer	None
Yanela C. Frias	52	Executive Vice President and Chief Financial Officer	None
Andrew F. Sullivan	54	Executive Vice President and Head of International Businesses and Global Investment Management	None
Caroline A. Feeney	55	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	65	Executive Vice President and Chief Human Resources Officer	None
Scott E. Case	54	Executive Vice President and Head of Global Technology and Operations	None
Timothy L. Schmidt	66	Senior Vice President and Chief Investment Officer	None

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

Yanela C. Frias was elected Executive Vice President and Chief Financial Officer of Prudential Financial and PICA in March 2024. Prior to this role, she was President of Prudential’s Group Insurance business from October 2021 to March 2024. Previously, she served as President of Prudential Retirement from 2019 to 2021 and as Head of Investment & Pension Solutions from 2017 to 2019. She also held various positions within Prudential, including serving as Chief Financial Officer for Prudential’s Individual Annuities and Individual Life Insurance businesses. Ms. Frias joined Prudential in 1997.

Andrew F. Sullivan was elected Executive Vice President and Head of International Businesses and Global Investment Management for Prudential Financial and PICA in January 2023. Previously, he served as Executive Vice President and Head of U.S. Businesses from December 2019 to December 2022. He also served as CEO of Prudential’s Workplace Solutions

Group, which consisted of Prudential Retirement and Prudential Group Insurance. Before joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

Caroline A. Feeney was elected Executive Vice President and Head of U.S. Businesses for Prudential Financial and PICA in January 2023. Prior to this role, she served as CEO of U.S. Insurance & Retirement Businesses from January 2021 to December 2022, which consisted of Group Insurance, Individual Life Insurance, Prudential Retirement Strategies, the Retail Advice and Solutions organization, as well as key support functions which include Enabling Solutions and Enterprise Capabilities. Previously, she was CEO of Individual Solutions, and prior to that, she was President of Prudential Individual Life Insurance and Prudential Advisors. Ms. Feeney joined Prudential in 1993.

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

Scott E. Case was elected Executive Vice President and Head of Global Technology and Operations for Prudential Financial and PICA in November 2024. Previously, he served as Chief Information Officer at Truist from 2019 to 2024. Prior to Truist, he served as Chief Technology Officer at SunTrust for the company’s consumer segment. He also held various positions at John Hancock, First Union National Bank, and Bank of America.

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

Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses (e.g., replacement costs) will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g., strategic reinsurance) may not be replicable with any degree of certainty, possibly causing us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. Losses are likely to be higher under stressed conditions.

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

We manage mortality risk primarily through our underwriting practices. We use a variety of strategies to further manage our mortality risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual mortality experience emerges and on future changes in the level of premiums we pay to reinsurers. We may also benefit from offsetting impacts between our mortality and longevity products in adverse mortality or longevity scenarios; however, the extent of this offset may vary.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence, utilization or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are exposed to morbidity incidence risk primarily through short-term disability, long-term disability and long-term care products in the U.S., and through accident and health products in Japan.
•Morbidity utilization is the risk that policyholder morbidity benefit utilization (relative to available maximum benefits) deviates adversely from our expectations. This risk relates primarily to our long-term care products.
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

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings and capital through its impact on estimated future profits.
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

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life and international insurance products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position. Certain of our products, particularly our variable annuity products and to a lesser extent certain international insurance products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly our variable annuity and variable life products, include minimum death benefits or “no-lapse guarantees” that guarantee a death benefit as long as the “no-lapse guarantee” premium is paid. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in “Realized investment gains (losses), net” on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded primarily in “Accumulated other comprehensive income.”

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
•External Events: External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

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

We, or third parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector, and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:

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
•Nation-state sponsored or affiliated organizations, or politically motivated actors, are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes. Our increased adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.
•We rely on third parties to provide services, as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have become subject to security breaches, including as a result of their failure to perform in accordance with their contractual obligations.
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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence, increase our information security risks and exposure.

The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, some of the potential risks of Generative AI are currently unknowable; however, specific risks relating to AI and Generative AI could include, among others:

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
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things, the compromise of personal and confidential information, including sensitive health information, of our employees, customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or of that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with, among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

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

We may be subject to claims by third parties for (i) copyright, trademark or patent infringement; (ii) breach of copyright, trademark or license usage rights; or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Actions by foreign governments could adversely affect the value and long-term growth prospects of our businesses, particularly in emerging markets. For example, pension system reforms being proposed in some jurisdictions (including Chile, Colombia and Peru) may limit the role of private companies, fundamentally changing our business in these markets. Likewise, geopolitical tensions (including those between China and Taiwan) may cause governments to take actions such as the implementation of sanctions or other measures to restrict commercial activity in or among markets where we operate or have other interests. The timing and magnitude of any potential actions is uncertain, as is the effectiveness of any measures we may take to help limit the impact of these actions.

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

Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business see Note 2 to the Consolidated Financial Statements.

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
•Medical Advances. The Company is exposed to the impact of medical advances. The unequal availability of detailed medical information (e.g., genetic testing) to consumers and insurers can create asymmetrical information and create anti-selection risks. Also, technologies that extend lives will challenge our actuarial assumptions particularly related to mortality and longevity risk.

The following items are examples of other factors which could have a meaningful impact on our business.

•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.” For example, a downgrade in our financial strength or credit ratings may negatively affect the statutory capital position of our Japanese insurance subsidiaries and reduce their ability to return capital to Prudential Financial due to affiliate transactions involving our Japan insurance subsidiaries. For additional information, see “Item 1. Business—Regulation—International Insurance Regulation—Solvency Regulation” and “Item 7. Management Discussion and Analysis—Liquidity and Capital Resources—Dividends and Returns of Capital from Subsidiaries.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries.
•The changing competitive landscape may adversely affect the Company. In each of our businesses, we face intense competition from insurance companies, asset managers, private equity firms and other diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data, or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players. For example, in PGIM, we expect to see continued pressure on fees given the focus on passive investment and the growth of the robo-advice channel.
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
•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
◦A change in market conditions, such as higher inflation and higher interest rates could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

Cybersecurity risk management is integrated within our risk management framework. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional information on our risk management processes. We conduct risk identification through several processes at the business unit, corporate, senior management, and Board levels. This framework includes escalation points to Prudential’s risk committees, allowing cyber risk and control matters to be elevated to the Board of Directors or its Audit Committee for oversight.

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

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader cybersecurity community and monitor cyber threat information.

To address risks associated with third parties, Prudential has established an enterprise-wide Third-Party Risk Management Program. This program’s features include, among other things, identifying, assessing and managing cybersecurity risks throughout the life of our third-party relationships.

We also maintain an incident response plan, which specifies escalation and evaluation processes for cyber events. This plan is executed in close coordination with our corporate functions, including a dedicated cyber and privacy law function, external affairs, and risk management, and is designed to ensure, among other things, appropriate and timely reporting and disclosure.

When we do experience cybersecurity incidents, like the cybersecurity incident we disclosed in February 2024, we aim to utilize that experience to inform and strengthen our information security program.

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of risks related to cybersecurity.

Governance

The Company’s information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for, and informing management of, cybersecurity incidents impacting Prudential’s systems. We believe that our employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company’s material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional. For a description of the relevant expertise of the HGTO, see “Item 1. Business—Information About our Executive Officers.”

The Audit Committee of the Board of Directors, which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, the Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential’s annual external integrated audit.

The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international operations of PGIM, which are discussed below, as of December 31, 2024, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2024, we own and lease home offices located in Japan, Brazil and Mexico. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international operations, as of December 31, 2024, we lease home offices located in Japan, Taiwan, the United Kingdom, India and Ireland. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in Brazil and Japan, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey has been awarded LEED Gold Certification from the U.S. Green Building Council.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2025, there were 1,019,340 registered holders of record for the Common Stock and 354 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2024, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 1, 2024 through October 31, 2024	679,420	$123.85	672,930
November 1, 2024 through November 30, 2024	666,408	$125.74	662,617
December 1, 2024 through December 31, 2024	687,131	$121.86	684,318
Total	2,032,959		2,019,865	$0
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

On December 10, 2024, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025.

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2023 in comparison to the year ended December 31, 2022 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As part of our continuous improvement process, we are working to become a leaner and more agile company by simplifying our management structure, empowering our employees with faster decision-making processes and investing in technology and data platforms. As part of this, we implemented changes to our organizational structure and recorded a restructuring charge of $200 million in the fourth quarter of 2023. We expect these continued actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen our competitiveness and fuel future growth.

During the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024 and each of the four quarters of 2023. As a result, the Company has voluntarily revised its historical adjusted operating income for the relevant periods, resulting in decreases in pre-tax adjusted operating income of $149 million (unaudited) for the nine months ended September 30, 2024, and $55 million for the year ended December 31, 2023. These revisions had no impact to “Net income (loss)” for any period as determined in accordance with GAAP. See Note 23 for additional information regarding adjusted operating income.

Outlook

We feel confident about our prospects for the future based on the foundation of our integrated and complementary businesses. We plan to continue our transformation towards becoming less market-sensitive, including efforts to further de-risk, such as through reinsurance transactions, and to deliver sustainable long-term growth, including investing in products and solutions that meet the evolving needs of our customers. Our plan remains to allocate capital across the businesses with the intention of increasing the earnings contribution from our higher-growth businesses and reducing capital allocated to lower-growth, more capital-intensive businesses.

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.375 trillion of assets under management and diversified global operations. We are broadening our distribution channels and asset management capabilities through acquisitions and organic initiatives to better serve our clients and support growth as well as providing asset management services to Prismic. In addition to serving third-party clients, we provide our U.S. and International businesses with a competitive advantage through our investment expertise across a broad array of asset classes, including public and private asset class capabilities. Underpinning our growth strategy is our ability to continue to deliver robust investment performance and to attract and retain high-caliber investment talent.

•Retirement Strategies. We remain focused on helping customers meet their investment and retirement needs by expanding access to retirement security and broadening distribution through new relationships, platforms and advisors. Our Institutional Retirement Strategies business continues to be focused on providing products that respond to the needs of plan sponsors, retirees, and annuitants while maintaining appropriate pricing and return expectations under changing market conditions. We expect our differentiated capabilities and execution to drive our business momentum in the pension risk transfer and international reinsurance markets; however, we expect that growth will not be linear due to the episodic nature of these transactions. In Individual Retirement Strategies, we continue to execute on our strategy to pivot to less interest rate-sensitive products to ensure we realize appropriate returns within the current economic environment. We expect to continue to shift our focus to products that provide protected growth and outcomes for our customers across a wide range of economic environments through simpler, technology-enabled channels.

•Group Insurance. We are a leading group benefits provider with a focus on further diversifying our portfolio by expanding our Premier Market and Association segments and growing voluntary supplemental health, including entering the medical stop loss market with coverage effective dates starting from January 1, 2025, while maintaining leadership in the National Market segment. We also continue to focus on deepening employer and participant relationships and investing in a best-in-class customer experience.

•Individual Life. We continue to focus on making life insurance solutions more accessible to financial professionals, partners and customers by providing a broad product portfolio, including growing the amount of accumulation and simplified protection product options, coupled with our multi-channel distribution capabilities. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates.

•International Businesses. We remain focused on meeting customers’ protection and financial needs as well as maintaining the underlying strength of our distribution channels. Our strategy is to strengthen our position in Japan while expanding our footprint in select high-growth emerging markets. We remain committed to enhancing our existing operations while exploring acquisition opportunities to expand scale and complement our portfolio of businesses in emerging markets in support of our long-term growth objectives.

Industry Trends

Our businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment:

•PGIM. After a long period of low interest rates and benign economic conditions, 2022 and 2023 experienced a sharp rise in rates, combined with higher equity market volatility and a downturn in the commercial real estate industry. While the economic outlook has improved, interest rates remain elevated and the real estate market is still in the early stages of recovery. We expect that a stabilized or declining rate environment over time will positively impact PGIM, particularly as investors reallocate record-high money market assets to fixed income, real estate, and other higher-yielding asset classes. Conversely, a deterioration in market conditions (e.g., equity market declines, higher interest rates, credit spread widening or real estate value declines) could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses in our seed and co-investments. An economic downturn could also have impacts on real estate prices as well as transaction volumes in certain private asset classes. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds.

•U.S. Businesses. As discussed further under “—Impact of Changes in the Interest Rate Environment” below, interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023 and 2024. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our businesses from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations,” where applicable, and more broadly in “Item 1A. Risk Factors.”

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

Demographics:

•PGIM. An aging global population has led to more de-risking across institutional and individual investor portfolios as well as increased demand for higher-yielding investments that deliver income to meet retirement needs. As a result, investors are increasing their allocations to public and private fixed income assets, where PGIM is a global market leader. As employers, particularly in the U.S. and the U.K., continue to transition from defined benefit pensions to defined contribution plans as their primary retirement vehicles, there is a growing need for personalized retirement solutions that can help improve individual retirement security. Asset managers, such as PGIM, will play a critical role in partnering with governments, corporations, and individuals globally to deliver the investment and advice capabilities required to address this challenge.

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

•International Businesses. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension and healthcare programs, have led to a growing demand for products that provide financial solutions for retirement, investment and wealth transfer, as well as for health-related products. Brazil has the largest population in South America and has recently experienced a modest increase in population. The nation is undergoing a rapid demographic transition characterized by a growing proportion of aging and middle class populations. This demographic transition has driven demand for diverse life insurance products, particularly tailored to financial security and wealth protection.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and have continued to sustain higher levels throughout 2024, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $205 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2024, with an average portfolio yield of approximately 4.9%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.4% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $205 billion of fixed maturity securities and commercial mortgage loans are approximately $170 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $170 billion, approximately 55% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2024
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$194
Contracts with adjustable crediting rates subject to guaranteed minimums	37
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$232

The $194 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

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

Closed Block Division

Substantially all of the $47 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 16 to the Consolidated Financial Statements for additional information regarding the Closed Block.

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in 2024.

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

The portion of the general account supporting our Japanese operations has approximately $142 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2024, with an average portfolio yield of approximately 3.0%. Our Japanese operations have continued to invest in U.S. dollar (“USD”)-denominated assets supporting our USD-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.1% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $142 billion of fixed maturity securities and commercial mortgage loans are approximately $12 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $12 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2024
(in billions)
Insurance products with fixed and guaranteed terms	$108
Contracts with a market value adjustment if canceled before maturity	36
Contracts with adjustable crediting rates subject to guaranteed minimums	8
Total	$152

The $108 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $36 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $8 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 13 to the Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues	$70,405	$53,979	$56,881
Benefits and expenses	67,196	50,907	58,773
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	3,209	3,072	(1,892)
Income tax expense (benefit)	507	613	(279)
Income (loss) before equity in earnings of joint ventures and other operating entities	2,702	2,459	(1,613)
Equity in earnings of joint ventures and other operating entities, net of taxes	144	49	(62)
Net income (loss)	2,846	2,508	(1,675)
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	119	20	(28)
Net income (loss) attributable to Prudential Financial, Inc.	$2,727	$2,488	$(1,647)

2024 to 2023 Annual Comparison. The $239 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items on a pre-tax basis:

•$360 million favorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$327 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$453 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses); and
•$162 million unfavorable variance from market experience updates.

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $106 million favorable variance from income taxes, primarily reflecting an increase in the non-taxable pre-tax items included above.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” below for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as presented in the Consolidated Statements of Operations.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$875	$713	$843
U.S. Businesses:
Retirement Strategies(1)	3,619	3,513	4,529
Group Insurance	314	319	(16)
Individual Life	(205)	(95)	(1,802)
Total U.S. Businesses(1)	3,728	3,737	2,711
International Businesses	3,106	3,183	3,205
Corporate and Other(2)	(1,783)	(2,034)	(1,561)
Total segment adjusted operating income before income taxes(1)(2)	5,926	5,599	5,198
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)(3)	(2,150)	(2,510)	(6,325)
Change in value of market risk benefits, net of related hedging gains (losses)	(397)	56	(443)
Market experience updates	(52)	110	642
Divested and Run-off Businesses(4):
Closed Block division	(113)	(100)	(18)
Other Divested and Run-off Businesses(2)(5)	30	21	(887)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(6)	(16)	(68)	(36)
Other adjustments(2)(7)	(19)	(36)	(23)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$3,209	$3,072	$(1,892)
__________
(1)The amount for 2023 reflects the correction of an error related to indexed variable and fixed annuity products within the Retirement Strategies segment. See “—Overview” above for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)See “—General Account Investments” and Note 23 to the Consolidated Financial Statements for additional information.
(4)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(5)Includes goodwill impairments of $177 million and $903 million recorded in the fourth quarters of 2023 and 2022, respectively, related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.
(6)Equity in earnings of joint ventures and other operating entities is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as they are reflected on a U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(7)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for 2024 presented above reflect the following:

PGIM. Results for 2024 increased in comparison to 2023, primarily reflecting higher net asset management fees and net other related revenues, partially offset by higher expenses.

Retirement Strategies. Results for 2024 increased in comparison to 2023, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily driven by higher expenses and lower net fee income, partially offset by higher net investment spread results.

Group Insurance. Results for 2024 decreased in comparison to 2023, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher underwriting results and higher net investment spread results, partially offset by higher expenses.

Individual Life. Results for 2024 decreased in comparison to 2023, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily driven by higher expenses, including costs associated with the recent guaranteed universal life reinsurance transactions as well as from the consolidation of our internal captive reinsurance arrangements, partially offset by the ongoing favorable impacts from these reinsurance transactions.

International Businesses. Results for 2024 decreased in comparison to 2023, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily driven by higher net investment spread results and higher earnings from joint ventures and other operating entities, partially offset by lower underwriting results.

Corporate and Other. Results for 2024 reflected decreased losses in comparison to 2023, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for 2024 decreased in comparison to 2023, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze the operating performance of our segments and our Corporate and Other operations using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses.

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

Impact of Foreign Currency Exchange Rates

Foreign currency exchange rate movements and related hedging strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our USD-equivalent shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including holding USD-denominated assets in certain of our foreign subsidiaries.

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

	December 31,
	2024	2023
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.1	$7.2
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$6.4	$7.5
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $83.2 billion and $80.0 billion as of December 31, 2024 and 2023, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

In addition, specific to our International Businesses where we hedge certain currencies utilizing forward currency contracts with third parties, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from these contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for our International Businesses, PGIM and Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(8)	$(28)	$(57)
PGIM	3	1	11
Impact of intercompany arrangements(1)	(5)	(27)	(46)
Corporate and Other:
Impact of intercompany arrangements(1)	5	27	46
Settlement gains (losses) on forward currency contracts(2)	(11)	(31)	21
Net benefit (detriment) to Corporate and Other	(6)	(4)	67
Net impact on consolidated revenues and adjusted operating income	$(11)	$(31)	$21
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of December 31, 2024, 2023, and 2022, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion, $0.8 billion and $0.7 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.1 billion and $1.4 billion as of December 31, 2024 and 2023, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the $1.1 billion balance as of December 31, 2024 will be recognized in 2025, approximately 5% will be recognized in 2026, and the remaining balance will be recognized from 2027 through 2051.

Highly inflationary economies

Our former insurance operations in Argentina, Prudential of Argentina (“POA”), historically utilized the Argentine peso as its functional currency given it is the currency of the primary economic environment in which the entity operated. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary, resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA were remeasured and/or translated into USD, the impact to our financial statements was not material given the relative size of those operations. As discussed further in “—International Businesses” below, in March 2024, the Company entered into a definitive agreement to sell POA and transferred these operations into the Divested and Run-off Businesses that are included within our Corporate and Other operations. The transaction was completed in May 2024.

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

•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders’ account balances deposited to fixed and indexed funds and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long term.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2024, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 0.2% near-term mean reversion equity expected rate of return.

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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2024, represented 37% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and interest rate assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of December 31, 2024, represented 32% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, and interest rate assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Retirement Strategies. The reserves for future policy benefits of our Individual Retirement Strategies segment, which as of December 31, 2024, represented less than 1% of our total future policy benefit reserves, primarily relate to reserves for life contingent payout annuity contracts for which a deferred profit liability is established for the amount of gross premiums received in excess of net premiums, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality and interest rate assumptions.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2024, represented 10% of our total future policy benefit reserves, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2024, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate and Other operations, which as of December 31, 2024, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include morbidity, mortality, mortality improvement, persistency, premium rate increases, inflation, and interest rate assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2024, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

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

Market Risk Benefits (“MRBs”)

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits in the Individual Retirement Strategies segment including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses),” except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income (“OCI”). The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points (“bps”) would result in an increase and a decrease to OCI of $650 million and $700 million, respectively. For additional information regarding the valuation of MRBs, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical impact on December 31, 2024 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance, including the impacts from the recently completed transactions with Somerset Reinsurance Ltd. (“Somerset Re”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”). See Note 15 to the Consolidated Financial Statements for additional information regarding these reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:
Long-term interest rate:
Increase by 25 bps	$10
Decrease by 25 bps	$(10)
Long-term equity expected rate of return:
Increase by 50 bps	$15
Decrease by 50 bps	$(15)
Mortality:
Increase by 1%	$95
Decrease by 1%	$(95)
Lapse(2):
Increase by 10%	$200
Decrease by 10%	$(185)
Long-term care disability claim incidence:
Increase by 5%	$(80)
Decrease by 5%	$85
__________
(1)“Market risk benefits” reflects the net impact of market risk benefit assets and liabilities prior to hedging.
(2)Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

Goodwill

As of December 31, 2024, our goodwill balance of $1,053 million is primarily reflected in the following reporting units: $946 million for PGIM and $96 million for Gibraltar Life and Other.

We test goodwill for impairment on an annual basis as of December 31 and more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. Although the accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, the Company performed the quantitative test for all reporting units and compared each reporting unit’s estimated fair value to its carrying value as of December 31, 2024. The carrying value represents the capital that the business would require if operating as a standalone entity.

The fair value of PGIM as of December 31, 2024 was estimated by utilizing a market approach based on an earnings multiple. The average of forward earnings multiples of comparable publicly traded companies based on independent analysts’ consensus estimates for each company’s forecasted earnings was applied to PGIM’s forecasted results and an implied control premium was added. The fair value for Gibraltar and Other was also estimated using a similar approach. The estimated fair values of both PGIM and Gibraltar and Other significantly exceeded their carrying values, resulting in no goodwill impairment as of December 31, 2024.

The Company recorded pre-tax impairment charges of $177 million and $903 million in 2023 and 2022, respectively, both related to the Assurance IQ (“AIQ”) reporting unit, within Corporate and Other operations, resulting in no remaining goodwill assigned to AIQ as of December 31, 2023.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Unanticipated changes in business performance or the regulatory environment, market declines and other events impacting the fair value of the reporting units with assigned goodwill, or increases in the level of equity required to support these businesses, could cause goodwill impairment charges in future periods. For additional information regarding goodwill and our reporting segments, see Note 2 and Note 10 to the Consolidated Financial Statements.

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

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities and for commercial mortgage and other loans. For additional information regarding our policies with respect to the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 19 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2024 was 7.50% for our domestic pension plans and 6.75% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2023, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the Year Ended December 31, 2024
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 bps	$(126)	$(11)
Decrease in expected rate of return by 100 bps	$126	$11

Foreign pension plans represent 3% of plan assets at the beginning of 2024. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $3 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $3 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 19 to the Consolidated Financial Statements for information regarding the December 31, 2023 methodology we employed to determine our discount rate for 2024. Our assumed discount rate for 2024 was 5.30% for our domestic pension plans and 5.20% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2023, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the Year Ended December 31, 2024
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 bps	$(53)	$(2)
Decrease in discount rate by 100 bps	$103	$2

Foreign pension plans represent 11% of plan obligations at the beginning of 2024. An increase in discount rate by 100 bps would result in an increase in net periodic pension costs of $1 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $0 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2024, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2025, we increased the discount rate to 5.85% from 5.30% in 2024. The expected rate of return on plan assets increased to 8.00% in 2025 from 7.50% in 2024, and the assumed rate of increase in compensation remained unchanged at 6.25%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2024, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2024
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
	(in millions)
Increase in discount rate by 100 bps	$(849)	$(64)
Decrease in discount rate by 100 bps	$984	$74

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, tax credits, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Dividend Received Deduction (“DRD”) is a significant reason for the difference between the Company’s effective tax rate and the U.S. federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2024 “Total income tax expense (benefit)” of $32 million.

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

Commission Revenue

For digital insurance brokerage placement services provided by AIQ, the Company earns both initial and renewal commissions as compensation for the placement of insurance policies with insurance carriers. At the effective date of the policy, the Company records within “Other income (loss)” the expected lifetime revenue for the initial and renewal commissions considering estimates of the timing of future policy cancellations. These estimates are reassessed each reporting period and any changes in estimates are reflected in the current period. In March 2024, the Company committed to a plan to exit the operations of AIQ.

Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2024. See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment
PGIM

Business Updates

•In December 2023, we completed the acquisition of a majority stake in Deerpath Capital Management, LP (“Deerpath”), a leading U.S.-based private credit and direct lending manager with approximately $5 billion in assets under management.

•In July 2024, the Company exited PGIM Wadhwani LLP (“PGIMW”), our London-based managed futures investment management firm. The results of PGIMW, beginning in the second quarter of 2024, are reflected in Divested and Run-off Businesses included within our Corporate and Other operations.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating results(1):
Revenues	$4,092	$3,638	$3,622
Expenses	3,217	2,925	2,779
Adjusted operating income	875	713	843
Realized investment gains (losses), net, and related charges and adjustments	0	0	(8)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	132	16	(4)
Other adjustments(2)	(19)	(36)	(22)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$988	$693	$809
__________
(1)Certain of PGIM’s investment activities are based in currencies other than the USD and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s USD-equivalent earnings. For additional information regarding this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.
(2)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

2024 to 2023 Annual Comparison. Adjusted operating income increased $162 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses. These impacts were partially offset by higher compensation expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,530	$1,448	$1,443
Retail customers(1)	1,153	1,014	1,081
General account	496	457	508
Total asset management fees	3,179	2,919	3,032
Other related revenues by source:
Incentive fees	202	46	85
Transaction fees	24	17	14
Seed and co-investments	135	127	3
Commercial mortgage(2)	69	57	127
Total other related revenues	430	247	229
Service, distribution and other revenues	483	472	361
Total revenues	$4,092	$3,638	$3,622
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

2024 to 2023 Annual Comparison. Revenues increased $454 million. Asset management fees increased, primarily reflecting equity market appreciation and strong investment performance, as well as the impact of the Deerpath acquisition. Other related revenues were favorable, primarily reflecting higher incentive fees due to strong investment performance and the impact of the Deerpath acquisition.

Expenses increased $292 million, primarily reflecting higher variable expenses related to performance-based incentive fees and an increase in overall segment earnings. The increase also reflects higher compensation expenses due to business growth, including the impact of the Deerpath acquisition, and increases related to certain long-term employee compensation plans tied to investment performance.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	December 31,
	2024	2023	2022
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$215.7	$183.6	$147.8
Public fixed income	832.2	799.8	776.8
Real estate	127.2	129.2	129.6
Private credit and other alternatives	118.0	112.1	103.4
Multi-asset	82.1	73.4	70.8
Total PGIM assets under management	$1,375.2	$1,298.1	$1,228.4

Assets under management within other reporting segments(2)	137.2	151.5	148.9
Total PFI assets under management	$1,512.4	$1,449.6	$1,377.3
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

The following table sets forth assets under management by source as of the dates indicated:

	December 31,
	2024	2023	2022
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$620.2	$582.6	$549.2
Retail customers	370.9	330.3	299.6
General account	384.1	385.2	379.6
Total PGIM assets under management	$1,375.2	$1,298.1	$1,228.4

Assets under management within other reporting segments(2)	137.2	151.5	148.9
Total PFI assets under management	$1,512.4	$1,449.6	$1,377.3
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	December 31,
	2024	2023	2022
	(in billions)
Beginning assets under management	$1,298.1	$1,228.4	$1,523.8
Institutional third-party flows	12.2	(23.3)	3.0
Retail third-party flows	1.4	(15.1)	(23.2)
Total third-party flows	13.6	(38.4)	(20.2)
Affiliated flows(1)	24.1	(5.6)	13.2
Market appreciation (depreciation)(2)	60.6	118.3	(240.9)
Foreign exchange rate impact	(9.4)	(4.3)	(16.0)
Net money market activity and other increases (decreases)(3)	(11.8)	(0.3)	(31.5)
Ending assets under management	$1,375.2	$1,298.1	$1,228.4
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the year ended December 31, 2022 include a reduction in assets under management from the sales of the Full Service Retirement business and Prudential Annuities Life Assurance Corporation (“PALAC”).

2024 to 2023 Annual Comparison. PGIM’s assets under management increased $77 billion in 2024, primarily driven by equity market appreciation, fixed income net inflows and strong investment performance.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management—by asset class table” above. As of December 31, 2024, these assets increased approximately $3.9 billion compared to December 31, 2023, primarily reflecting private capital net inflows, partially offset by unfavorable foreign exchange rate impacts.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	December 31,
	2024	2023	2022
	(in billions)
Private capital deployed:
Real estate debt and equity	$20.9	$17.6	$26.9
Private credit and equity	22.4	14.0	16.1
Total private capital deployed	$43.3	$31.6	$43.0

Seed and Co-Investments

As of December 31, 2024 and 2023, PGIM had approximately $1,079 million and $1,088 million of seed investments and $415 million and $443 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, real estate investments, and private credit and other alternatives.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies(1)	$3,619	$3,513	$4,529
Group Insurance	314	319	(16)
Individual Life	(205)	(95)	(1,802)
Total U.S. Businesses(1)	3,728	3,737	2,711
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(1,389)	(2,023)	(4,188)
Change in value of market risk benefits, net of related hedging gains (losses)	(414)	42	(469)
Market experience updates	(143)	154	439
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	2	0	2
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,784	$1,910	$(1,505)
__________
(1)The amount for 2023 reflects the correction of an error related to indexed variable and fixed annuity products within the Retirement Strategies segment. See “—Overview” above for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.

2024 to 2023 Annual Comparison. Adjusted operating income for our U.S. Businesses decreased by $9 million primarily due to:

•Higher expenses, primarily driven by higher operating expenses in our Individual Life, Group Insurance, and Institutional Retirement Strategies businesses and higher amortization of acquisition costs in our Individual Retirement Strategies business driven by business growth; and
•Lower fee income, net of distribution expenses, primarily in our Individual Retirement Strategies business due to a reduction in account values resulting from net outflows, partially offset by favorable equity markets.

Largely offsetting these decreases were:

•Higher underwriting results, primarily reflecting the impacts of the reinsurance transactions of certain guaranteed universal life policies in our Individual Life business and improved mortality experience in both our Individual Life and Group Insurance businesses;
•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net benefit from these updates in the second quarter of 2024 in our Institutional Retirement Strategies business, partially offset by a net charge in our Individual Life business; and
•Higher net investment spread results, primarily reflecting business growth, higher reinvestment rates, and higher income on non-coupon investments, partially offset by the absence of income on assets included in the recent reinsurance transactions in our Individual Life and Institutional Retirement Strategies businesses.

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

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating results:(1)
Revenues:
Institutional Retirement Strategies	$28,195	$11,030	$19,116
Individual Retirement Strategies	5,125	4,532	5,470
Total revenues	33,320	15,562	24,586
Benefits and expenses:
Institutional Retirement Strategies	26,339	9,335	17,569
Individual Retirement Strategies	3,362	2,714	2,488
Total benefits and expenses	29,701	12,049	20,057
Adjusted operating income:
Institutional Retirement Strategies	1,856	1,695	1,547
Individual Retirement Strategies	1,763	1,818	2,982
Total adjusted operating income	3,619	3,513	4,529
Realized investment gains (losses), net, and related charges and adjustments(2)	(594)	(1,665)	(2,546)
Change in value of market risk benefits, net of related hedging gains (losses)	(414)	42	(469)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	0	2
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$2,612	$1,890	$1,516
__________
(1)The amount for 2023 reflects the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See “—Overview” above for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

2024 to 2023 Annual Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $161 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 and 2023 included net benefits from this update of $132 million and $6 million, respectively. Excluding this item, adjusted operating income increased $35 million, driven by higher net investment spread results, primarily reflecting business growth and higher income on non-coupon investments, partially offset by the absence of income on assets related to the reinsurance of certain structured settlement annuity contracts in the prior year, as discussed above. This increase was partially offset by higher operating expenses and less favorable reserve experience.

Adjusted operating income from our Individual Retirement Strategies business decreased $55 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a net benefit of $8 million while the results for 2023 had no net impact from our annual reviews and update of assumptions. Excluding this item, adjusted operating income decreased $63 million primarily driven by lower fee income, net of distribution expenses, and higher amortization costs. The decrease in fee income, net of distribution expenses, resulted from lower average separate account values due to net outflows, partially offset by favorable equity markets. These decreases were partially offset by higher net investment spread results due to the growth in indexed variable annuities and higher reinvestment rates.

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

Under U.S. GAAP, policyholder liabilities associated with our fixed and variable indexed annuity products are recorded in “Policyholders’ account balances,” and include both the contract value that has accrued to the benefit of the policyholder and the fair value of embedded derivative instruments associated with the index-linked features for these products. The change in the liability for these products is measured utilizing a valuation methodology required under U.S GAAP, and includes the fair value of all index credits for the current term and future projected renewals of the policy. For the purpose of measuring segment performance, however, adjusted operating income reflects only the change in the liability associated with the current term elected by the policyholder and excludes the change in the liability associated with all future projected renewals.

Revenues, Benefits and Expenses

2024 to 2023 Annual Comparison. Revenues from our Institutional Retirement Strategies business increased $17,165 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $17,465 million. This increase primarily reflected higher pension risk transfer premiums due to significant sales in the current year, and the impact of the reinsurance of certain structured settlement annuity contracts in the prior year, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business increased $17,004 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $17,430 million. Policyholders’ benefits, including changes in reserves, increased primarily related to the higher pension risk transfer premiums and the impact of the reinsurance of certain structured settlement annuity contracts, as discussed above.

Revenues from our Individual Retirement Strategies business increased $593 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $601 million primarily driven by higher net investment income due to growth in indexed variable annuities and higher reinvestment rates.

Benefits and expenses of our Individual Retirement Strategies business increased $648 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $664 million primarily driven by higher interest credited to policyholders’ account balances and higher general and administrative expenses, net of capitalization.

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value(1)	$267,654	$251,818	$245,720
Additions(2)	36,331	28,498	31,773
Withdrawals and benefits	(25,327)	(25,283)	(16,398)
Change in market value, interest credited and interest income	10,590	7,722	(4,110)
Other(3)	(1,046)	4,899	(5,167)
Ending total account value, gross	288,202	267,654	251,818
Reinsurance ceded	(9,011)	(9,237)	0
Ending total account value, net	$279,191	$258,417	$251,818
__________
(1)Beginning total account values, net of reinsurance ceded, were $258,417 million, $251,818 million and $245,720 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2024, 2023 and 2022, “Other” activity also includes $3,148 million in receipts offset by $3,231 million in payments, $3,557 million in receipts offset by $3,533 million in payments, and $3,800 million in receipts offset by $3,516 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

2024 to 2023 Annual Comparison. The increase in Institutional Retirement Strategies net account values reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, investment-only stable value account deposits, interest credited on customer funds, and an increase in the market value of the assets, partially offset by the negative impact of foreign exchange rate changes.

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value(1)	$129,708	$120,022	$182,305
Sales	14,067	7,635	6,027
Full surrenders and death benefits	(11,093)	(6,766)	(6,115)
Sales, net of full surrenders and death benefits	2,974	869	(88)
Partial withdrawals and other benefit payments	(5,180)	(4,531)	(4,670)
Net flows	(2,206)	(3,662)	(4,758)
Change in market value, interest credited and other activity(2)	13,308	15,624	(54,809)
Policy charges	(2,171)	(2,276)	(2,716)
Ending total account value, gross	138,639	129,708	120,022
Reinsurance ceded	(11,519)	(11,797)	(817)
Ending total account value, net(3)	$127,120	$117,911	$119,205
__________
(1)Beginning total account values, net of reinsurance ceded, were $117,911 million, $119,205 million, and $181,828 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Results for the year ended December 31, 2022 reflect the reduction in account values resulting from the sale of PALAC.

(3)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $116,849 million, $111,335 million and $113,941 million as of December 31, 2024, 2023 and 2022, respectively. Fixed annuity account values were $10,271 million, $6,576 million, $5,264 million as of December 31, 2024, 2023 and 2022, respectively.

2024 to 2023 Annual Comparison. The increase in Individual Retirement Strategies net account values reflects market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

The increase in Individual Retirement Strategies sales, net of full surrenders and death benefits, was primarily driven by higher sales of indexed variable and fixed annuities products, partially offset by higher full surrenders.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies, inclusive of derivatives, and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see “Business—Reinsurance” and Note 15 to the Consolidated Financial Statements.

Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies, inclusive of derivatives, and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides some protection from lapse in the case of rising interest rates.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	December 31,
	2024		2023		2022
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$64,856	52%	$70,013	58%	$69,282	61%
ALM strategy only(3)	1,782	1%	1,933	2%	1,972	2%
Automatic rebalancing only	77	0%	80	0%	83	0%
External reinsurance(4)	10,665	9%	12,418	10%	2,482	2%
PDI	1,342	1%	1,536	1%	11,988	11%
Other products	1,553	1%	1,585	1%	1,561	1%
Total living benefit/GMDB features	80,275		87,565		87,368
GMDB features and other(5)	45,338	36%	33,873	28%	26,573	23%
Total variable annuity account value	$125,613		$121,438		$113,941
__________
(1)    All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)    Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)    Excludes retained PDI which is presented separately within this table.
(4)    Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $9 billion of account values in relation to the PDI reinsurance transaction, as discussed above, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 15 to the Consolidated Financial Statements for additional information.
(5)    Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$2,735	$2,499	$4,631
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)(4)	1,087	(118)	(357)
Change in the NPR adjustment, excluding changes recognized in OCI	(128)	(18)	32
Change in the fair value of hedge assets(5)(6)	(3,165)	(2,812)	(4,482)
Other(7)	(339)	(244)	(1,130)
Total Individual Retirement Strategies results excluded from adjusted operating income	190	(693)	(1,306)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(1,197)	(930)	(1,707)
Total results excluded from adjusted operating income	$(1,007)	$(1,623)	$(3,013)

__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets.”
(3)The amount for 2023 reflects the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See “—Overview” above for additional information.
(4)Represents the change in the liability for our fixed and variable indexed annuities, including the fair value of embedded derivative instruments associated with those products, which is measured utilizing a valuation methodology required under U.S. GAAP. The total GAAP liability includes the fair value of all index credits for the current term and all future projected renewals of the policy; however, only changes in the liability associated with the current term elected by the policyholder are included in adjusted operating income, while changes in the liability associated with all future projected renewals of the policy are excluded from adjusted operating income.
(5)Represents the change in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living and death benefit guarantees.
(6)Results for the years ended 2023 and 2022 include changes in the fair value of equity derivatives related to the capital hedge program of $(225) million and $598 million that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(7)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For 2024, the loss of $1,007 million was primarily driven by realized losses from asset sales and the impact of higher interest rates on derivatives within Institutional Retirement Strategies.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Operating results:
Revenues	$6,427	$6,285	$6,115
Benefits and expenses	6,113	5,966	6,131
Adjusted operating income	314	319	(16)
Realized investment gains (losses), net, and related charges and adjustments	(51)	(46)	(137)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$263	$273	$(153)
Benefits ratios(1)(4):
Group life(2)	86.9%	87.0%	93.3%
Group disability(2)	71.8%	70.2%	73.9%
Total Group Insurance(2)	82.7%	82.5%	88.5%
Administrative operating expense ratios(3)(4):
Group life	11.6%	11.7%	10.8%
Group disability	26.6%	25.2%	31.3%
Total Group Insurance	15.7%	15.2%	15.8%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 86.9%, 73.3% and 83.1% for 2024, respectively, 87.6%, 71.1% and 83.2% for 2023, respectively, and 93.4%, 73.3% and 88.4% for 2022, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

2024 to 2023 Annual Comparison. Adjusted operating income decreased $5 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 and 2023 included net benefits from this update of $25 million and $36 million, respectively. Excluding this item, adjusted operating income increased $6 million, primarily reflecting higher underwriting results in our group life business driven by more favorable mortality experience, and higher net investment spread results driven by higher reinvestment rates. These increases were partially offset by higher operating and variable expenses, largely supporting business growth.

Revenues, Benefits and Expenses

2024 to 2023 Annual Comparison. Revenues increased $142 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $145 million. The increase primarily reflected higher premiums, driven by business growth in our group disability business, including supplemental health products, and higher net investment income driven by higher reinvestment rates.

Benefits and expenses increased $147 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $139 million. The increase primarily reflected higher policyholders’ benefits, driven by less favorable claims experience on long-term disability contracts, as well as higher general and administrative expenses, largely supporting business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Annualized new business premiums(1):
Group life	$289	$296	$283
Group disability	261	235	196
Total	$550	$531	$479
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2024 to 2023 Annual Comparison. Total annualized new business premiums increased $19 million, primarily driven by higher sales in both the National Market segment, including an increase in supplemental health product sales, and in the Association Market segment in our group disability business. This increase was partially offset by lower sales in the Premier Market segment in both our group disability and group life businesses, reflecting the absence of outsized sales in the prior year.

Individual Life

Business Updates

We entered into the following two external reinsurance agreements that reduced, in aggregate, the Company’s previously established statutory reserves on its in-force guaranteed universal life block of business by approximately 60%:

•In July 2023, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represented approximately 30% of the Company’s statutory reserves on its in-force guaranteed universal life block of business. The transaction was completed in March 2024 with an effective date of January 1, 2024. See Note 15 to the Consolidated Financial Statements for additional information.

•In August 2024, the Company entered into an agreement with Wilton Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ. These policies represented approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business, following the close of the reinsurance transaction with Somerset Re, as discussed above. The transaction is structured on a coinsurance basis and contains significant structural protections, including overcollateralization by the counterparty and agreed upon investment guidelines. The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 15 to the Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating results:
Revenues	$6,195	$6,274	$5,786
Benefits and expenses	6,400	6,369	7,588
Adjusted operating income	(205)	(95)	(1,802)
Realized investment gains (losses), net, and related charges and adjustments(1)	(744)	(312)	(1,505)
Market experience updates	(143)	154	439
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	0	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(1,091)	$(253)	$(2,868)
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

2024 to 2023 Annual Comparison. Adjusted operating income decreased $110 million, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 and 2023 included net charges from this update of $98 million and $26 million, respectively. Excluding this item, adjusted operating income decreased $38 million, primarily driven by higher expenses, including costs associated with the reinsurance transactions discussed above as well as from the consolidation of our internal captive reinsurance arrangements. See “Liquidity and Capital Resources—Overview” for additional information regarding this consolidation. This decrease was partially offset by the ongoing favorable impacts from these reinsurance transactions and less unfavorable mortality experience.

Revenues, Benefits and Expenses

2024 to 2023 Annual Comparison. Revenues decreased $79 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $78 million, primarily driven by lower investment results reflecting the absence of income on assets related to the reinsurance transactions discussed above, partially offset by higher net investment income reflecting higher reinvestment rates and higher income on non-coupon investments, as well as higher policy charges and fee income due to business growth.

Benefits and expenses increased $31 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $40 million. This decrease was primarily driven by lower policyholders’ benefits, including changes in reserves, and lower interest credited on policyholders’ account balances as a result of the reinsurance transactions discussed above, as well as favorable changes in estimates of the liability for future policy benefits. These decreases were partially offset by higher interest expense due to higher reserve financing costs corresponding to higher net investment income, as discussed above, and higher general and administrative expenses associated with these reinsurance transactions and the consolidation of our internal captive reinsurance arrangements, as well as the absence of a reduction in legal reserves in the prior year.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2024			2023			2022
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$145	$542	$687	$120	$416	$536	$109	$315	$424
Term Life	18	116	134	20	100	120	18	75	93
Universal Life	4	81	85	4	77	81	6	86	92
Total	$167	$739	$906	$144	$593	$737	$133	$476	$609

2024 to 2023 Annual Comparison. Total annualized new business premiums increased $169 million, reflecting higher third-party sales across all products and higher Prudential Advisors variable life sales.

International Businesses

Business Updates

•In March 2024, the Company entered into a definitive agreement with Grupo ST S.A. to sell POA. Effective in the first quarter of 2024, the results of POA and the impact of its sale were reflected in the Divested and Run-off Businesses that are included within our Corporate and Other operations. The transaction, which did not have a material impact on the Company’s results, was completed in May 2024.

•In December 2024, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd., a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction is subject to regulatory approvals and customary closing conditions.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating results:
Revenues:
Life Planner	$9,352	$9,596	$9,541
Gibraltar Life and Other	8,573	9,086	9,470
Total revenues	17,925	18,682	19,011
Benefits and expenses:
Life Planner	7,482	7,596	7,597
Gibraltar Life and Other	7,337	7,903	8,209
Total benefits and expenses	14,819	15,499	15,806
Adjusted operating income:
Life Planner	1,870	2,000	1,944
Gibraltar Life and Other	1,236	1,183	1,261
Total adjusted operating income	3,106	3,183	3,205
Realized investment gains (losses), net, and related charges and adjustments(1)	(911)	93	(2,094)
Change in value of market risk benefits, net of related hedging gains (losses)	17	14	26
Market experience updates	89	(46)	196
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(116)	(76)	13
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$2,185	$3,168	$1,346
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

2024 to 2023 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $130 million, including a net unfavorable impact of $41 million from currency fluctuations. Both periods also included the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $56 million net charge in 2024 compared to a $5 million net charge in 2023.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $38 million. This decrease primarily reflects lower underwriting results due to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil. Also contributing to the decrease were higher expenses, including higher variable expenses driven by business growth in Brazil. These decreases were partially offset by higher net investment spread results driven by higher reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $53 million, including a net favorable impact of $27 million from currency fluctuations. Both periods also included the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in 2024 compared to a $18 million net benefit in 2023.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $43 million. This increase primarily reflects higher net investment spread results, driven by higher income on non-coupon investments, higher earnings from joint ventures and other operating entities, and lower operating expenses. These impacts were partially offset by lower underwriting results, driven by the decline of business in force in Japan.

Revenues, Benefits and Expenses

2024 to 2023 Annual Comparison. Revenues from our Life Planner operations decreased $244 million, including a net unfavorable impact of $295 million from currency fluctuations and a net benefit of $74 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $23 million, primarily reflecting lower premiums attributable to the decline of business in force in Japan, partially offset by the growth of business in force in Brazil, and lower investment gains from less favorable derivative settlements. These decreases were partially offset by higher net investment income driven by higher reinvestment rates and higher policy charges and fee income reflecting growth in both variable and investment products in Japan.

Benefits and expenses from our Life Planner operations decreased $114 million, including a net favorable impact of $254 million from currency fluctuations and a net charge of $125 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $15 million, primarily reflecting higher interest credited on policyholders’ account balances, reflecting growth in both variable and investment products in Japan, and higher general and administrative expenses driven by business growth in Brazil. These increases were partially offset by lower policyholders’ benefits, including changes in reserves, due to the decline of business in force in Japan, as discussed above, as well as favorable changes in estimates of the liability for future policy benefits.

Revenues from our Gibraltar Life and Other operations decreased $513 million, including a net unfavorable impact of $198 million from currency fluctuations and a net charge of $82 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $233 million, primarily reflecting lower premiums attributable to the decline of business in force and the impact of ceded reinsurance, which is mostly offset in policyholders’ benefits below, as well as higher investment losses from unfavorable derivative settlements. These decreases were partially offset by higher net investment income from higher income on non-coupon investments, portfolio growth and higher reinvestment rates, as well as higher earnings from joint ventures and other operating entities.

Benefits and expenses from our Gibraltar Life and Other operations decreased $566 million, including a net favorable impact of $225 million from currency fluctuations and a net benefit of $65 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $276 million, primarily reflecting lower policyholders’ benefits, including changes in reserves, due to the decline of business in force and the impact of ceded reinsurance, as discussed above, as well as favorable changes in estimates of the liability for future policy benefits, and lower general and administrative expenses. These decreases were partially offset by higher interest credited on policyholders’ account balances, reflecting growth in investment products.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$1,067	$1,069	$941
Gibraltar Life and Other	1,055	1,018	878
Total	$2,122	$2,087	$1,819
On a constant exchange rate basis:
Life Planner	$1,089	$1,019	$893
Gibraltar Life and Other	1,082	1,030	880
Total	$2,171	$2,049	$1,773

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our new yen-denominated life insurance and retirement product offerings as a result of growing demand for yen-denominated products.

2024 to 2023 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2024					Year Ended December 31, 2023
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$545	$87	$286	$171	$1,089	$509	$78	$252	$180	$1,019
Gibraltar Life and Other:
Life Consultants	106	18	70	302	496	131	21	24	372	548
Banks	15	0	1	293	309	30	0	2	224	256
Independent Agency	31	13	88	145	277	55	29	86	56	226
Subtotal	152	31	159	740	1,082	216	50	112	652	1,030
Total	$697	$118	$445	$911	$2,171	$725	$128	$364	$832	$2,049
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $70 million, primarily driven by higher life product sales in Brazil. Sales in Japan also contributed to the increase, primarily driven by higher retirement product sales, partially offset by lower investment contract sales.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $52 million. Bank and Independent Agency channel sales increased $53 million and $51 million, respectively, reflecting higher investment contract sales, partially offset by lower life product sales. Independent Agency sales also reflect lower accident and health product sales. Life Consultant sales decreased $52 million, reflecting lower investment contract and life product sales, partially offset by higher retirement product sales.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Life Planners:
Japan	4,309	4,310	4,446
All other countries	1,726	1,546	1,478
Gibraltar Life Consultants	6,844	6,808	6,821
Total	12,879	12,664	12,745

2024 to 2023 Comparison. The number of Life Planners increased by 179, primarily driven by an increase in Brazil reflecting business growth, partially offset by a decrease in Argentina due to the sale of POA. The number of Gibraltar Life Consultants increased by 36, reflecting favorable recruitment and lower resignations.

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

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating results:
Investment income	$202	$161	$177
Interest expense on debt	(849)	(829)	(829)
Pension and employee benefits	366	345	387
Other corporate activities(1)	(1,502)	(1,711)	(1,296)
Adjusted operating income(1)	(1,783)	(2,034)	(1,561)
Realized investment gains (losses), net, and related charges and adjustments(1)	150	(580)	(35)
Market experience updates	2	2	7
Divested and Run-off Businesses(1)(2)	30	21	(887)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(34)	(8)	(47)
Other adjustments(1)	0	0	(1)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(1,635)	$(2,599)	$(2,524)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation.
(2)Includes goodwill impairments of $177 million and $903 million recorded in the fourth quarters of 2023 and 2022, respectively, related to AIQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information regarding goodwill impairments.

2024 to 2023 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $251 million. Net charges from other corporate activities decreased by $209 million, primarily reflecting lower costs related to corporate initiatives, including the absence of a restructuring charge recorded in the prior year, and a decrease in legal reserves, partially offset by higher net expenses and other corporate charges. Pension and employee benefits results were favorable by $21 million, primarily reflecting a change in the postretirement retiree medical plan.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2025, we increased the discount rate from 5.30% to 5.85% as of December 31, 2024. The expected rate of return on plan assets increased from 7.50% in 2024 to 8.00% in 2025. The assumed rate of increase in compensation will remain unchanged at 6.25% in 2025. Giving effect to the foregoing changes and other factors, we expect income from our qualified pension plan in 2025 to be approximately $25 million to $30 million higher than 2024 levels. This increase is primarily driven by the higher discount rate.

For purposes of calculating postretirement income for the year ended December 31, 2025, we increased the discount rate from 5.20% to 5.70% as of December 31, 2024. The expected rate of return on plan assets decreased from 6.75% in 2024 to 6.50% in 2025. Giving effect to the foregoing changes and other factors, we expect postretirement income in 2025 to be approximately $10 million to $15 million lower than 2024 levels. This decrease is primarily driven by increased medical experience.

In 2025, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 19 to the Consolidated Financial Statements.

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Long-Term Care	$413	$217	$(316)
Other(1)	(383)	(196)	(571)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$30	$21	$(887)
__________
(1)Effective first quarter of 2024, the results of AIQ are excluded from Corporate and Other’s adjusted operating results and are included herein. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2024, the results of PGIMW are excluded from PGIM’s adjusted operating results and are included herein.

2024 to 2023 Annual Comparison

Long-Term Care. Results increased $196 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2024 included a $111 million net benefit from these updates, while results for 2023 included a $79 million net charge from these updates. Excluding this item, results increased $6 million, primarily reflecting more favorable impacts from changes in the market value of equity securities, largely offset by higher net realized investment losses, primarily from higher losses on sales of fixed income securities.

Other Divested and Run-off Businesses. Results decreased $187 million, primarily reflecting unfavorable results related to the Full Service Retirement business primarily due to the absence of accelerated deferred gain amortization from higher surrenders in the prior year, as well as impairments and charges related to management’s decision to exit PGIMW and its subsequent classification as a divested business in the second quarter of 2024.

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

As of December 31, 2024, the excess of actual cumulative earnings over the expected cumulative earnings was $2,096 million; however, due to the accumulation of net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2024 was reduced to zero.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
U.S. GAAP results:
Revenues	$3,287	$3,666	$2,958
Benefits and expenses	3,400	3,766	2,976
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(113)	$(100)	$(18)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

2024 to 2023 Annual Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities decreased $13 million. Net investment activity results decreased, primarily reflecting higher realized investment losses from the sale of fixed income securities and lower other income driven by unfavorable changes in the market value of fixed income and equity securities. These decreases were partially offset by higher net investment income driven by non-coupon investments. As a result of these and other factors, a $777 million reduction in the policyholder dividend obligation was recorded in 2024, compared to a $335 million reduction in 2023.

Revenues, Benefits and Expenses

2024 to 2023 Annual Comparison. Revenues decreased $379 million primarily driven by higher realized investment losses and lower other income, partially offset by higher net investment income, as discussed above.

Benefits and expenses decreased $366 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2024	2023(1)	2022(1)
	($ in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$674	$645	$(397)
Non-taxable investment income	(168)	(162)	(86)
Foreign taxes at other than U.S. rate	189	191	122
Low-income housing and other tax credits	(94)	(106)	(128)
Changes in tax law	50	(99)	(11)
GILTI	(24)	5	101
Sale of subsidiary	(10)	0	86
Non-deductible expenses	39	29	21
Change in valuation allowance	(45)	111	16
State taxes (net of federal benefit)	26	20	13
Other	(130)	(21)	(16)
Reported income tax expense (benefit)	$507	$613	$(279)
Effective tax rate	15.8%	20.0%	14.7%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of joint ventures and other operating entities.” Our effective tax rate for fiscal years 2024, 2023 and 2022 was 15.8%, 20.0%, and 14.7%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 17 to the Consolidated Financial Statements.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2024, 2023 and 2022 was $132 million, $133 million, and $84 million, respectively. It is possible the Company will pay the unrecognized tax benefit of approximately $86 million for prior year audit cycles attributable to the Section 952 election described in Note 17 within the next 12 months as it pursues resolution of the matter. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers as well as our other general liabilities. Investments and other assets that do not support general account liabilities, and are therefore excluded from our general account, are as follows:

•assets of our derivative operations;
•assets of our investment management operations, including investments managed for third parties; and
•those assets classified as “Separate account assets” on our balance sheet.

A portion of our general account investments support customer liabilities reinsured under coinsurance with funds withheld and modified coinsurance arrangements. With these reinsurance arrangements, we retain legal ownership of the assets (collectively, the “Funds Withheld") which remain on our Consolidated Statements of Financial Position, while the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. The composition of the Funds Withheld assets is subject to investment guidelines specific to the reinsurance treaties, which may differ from the investment guidelines we set for our General Account, excluding Funds Withheld. The investment guidelines are in place to ensure the investment risks associated with Funds Withheld portfolios are appropriately managed. See Note 15 to the Consolidated Financial Statements for additional information regarding our material reinsurance agreements.

The general account portfolios, excluding Funds Withheld, are managed pursuant to the distinct objectives and investment policy statements of PFI excluding the Closed Block division and Funds Withheld, and of the Closed Block division. The primary investment objectives of PFI excluding the Closed Block division and Funds Withheld include:

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

We pursue our objective to optimize investment income yield for PFI excluding the Closed Block division and Funds Withheld over time through:

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

Management of Investments

The Investment Committee of our Board of Directors (“Board”) oversees our proprietary investments, including our general account portfolios excluding Funds Withheld, and regularly reviews performance and risk positions. Our Chief Investment Officer Organization (“CIO Organization”) develops investment policies subject to risk limits proposed by our Risk Management group for the general account portfolios excluding Funds Withheld of our domestic and international insurance subsidiaries and directs and oversees management of the general account portfolios within risk limits approved annually by the Investment Committee.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2024, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division and Funds Withheld, including the impact of derivatives, was between 6 and 7 years. As of December 31, 2024, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

We use privately-placed corporate debt securities and commercial mortgage loans, which consist of mortgages on diversified properties in terms of geography, property type and borrowers, to enhance the yield on our portfolios and to improve the overall diversification of the portfolios. Private placements typically offer enhanced yields due to an illiquidity premium and generally offer enhanced credit protection in the form of covenants. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld as of the dates indicated:

	December 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,078	54.9%	$19,103	$4,837	$230,018
Private, available-for-sale, at fair value	68,759	18.3	9,625	2,795	81,179
Fixed maturities, trading, at fair value	4,068	1.1	647	7,732	12,447
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	1.0	0	0	3,707
Equity securities, at fair value	7,254	1.9	1,642	0	8,896
Commercial mortgage and other loans, at book value, net of allowance	53,987	14.4	7,652	233	61,872
Policy loans, at outstanding balance	6,447	1.7	3,348	0	9,795
Other invested assets, net of allowance(1)	16,781	4.4	4,929	1,867	23,577
Short-term investments, net of allowance	8,493	2.3	520	43	9,056
Total general account investments	375,574	100.0%	47,466	17,507	440,547
Invested assets of other entities and operations(2)	4,233		0	0	4,233
Total investments	$379,807		$47,466	$17,507	$444,780

	December 31, 2023
	PFI Excluding Closed Block Division and Funds Withheld(3)		Closed Block Division	Funds Withheld(3)	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$217,469	58.9%	$20,483	$3,270	$241,222
Private, available-for-sale, at fair value	61,861	16.7	10,003	2,678	74,542
Fixed maturities, trading, at fair value	4,954	1.3	887	2,944	8,785
Assets supporting experience-rated contractholder liabilities, at fair value	3,168	0.9	0	0	3,168
Equity securities, at fair value	5,664	1.5	1,970	0	7,634
Commercial mortgage and other loans, at book value, net of allowance	50,994	13.8	7,769	23	58,786
Policy loans, at outstanding balance	6,568	1.8	3,479	0	10,047
Other invested assets, net of allowance(1)	13,934	3.8	4,513	1,007	19,454
Short-term investments, net of allowance	4,709	1.3	232	51	4,992
Total general account investments	369,321	100.0%	49,336	9,973	428,630
Invested assets of other entities and operations(2)	6,103		0	0	6,103
Total investments	$375,424		$49,336	$9,973	$434,733
__________
(1)Other invested assets consist of investments in LPs/LLCs, real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.
(2)Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third parties and those assets classified as “Separate account assets” on our Consolidated Statements of Financial Position. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.
(3)Prior period amounts have been updated to conform to current period presentation.

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in 2024 was primarily due to net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S. and Japan interest rates. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2024 and 2023, 42% and 44%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2024	2023
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$102,904	$113,737
Private, available-for-sale, at fair value	21,603	20,891
Fixed maturities, trading, at fair value	461	669
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	3,168
Equity securities, at fair value	1,845	1,614
Commercial mortgage and other loans, at book value, net of allowance	16,137	17,980
Policy loans, at outstanding balance	2,608	2,670
Other invested assets(1)	6,588	5,617
Short-term investments, net of allowance	2,324	421
Total Japanese general account investments	$158,177	$166,767
__________
(1)Other invested assets consist of investments in LPs/LLCs, real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2024 was primarily due to the translation impact of the U.S. dollar strengthening against the yen and an increase in U.S. and Japan interest rates, partially offset by net business inflows and the reinvestment of net investment income.

As of December 31, 2024, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $80.5 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2023, our Japanese insurance operations had $86.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $77.7 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $1.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2023 was primarily attributable to the reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $2.5 billion and $4.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2024 and 2023, respectively. The $1.7 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2023 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.53%	$8,538	3.15%	$4,358	4.40%	$12,896	$1,491	$828	$15,215
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	38	1.11	38	0	0	38
Equity securities	3.23	121	3.29	49	3.25	170	35	1	206
Commercial mortgage and other loans	4.81	1,605	3.81	632	4.48	2,237	325	13	2,575
Policy loans	5.18	194	3.81	98	4.62	292	204	(4)	492
Short-term investments and cash equivalents	6.46	870	5.57	126	6.35	996	72	9	1,077
Gross investment income	5.42	11,328	3.21	5,301	4.44	16,629	2,127	847	19,603
Investment expenses	(0.20)	(787)	(0.12)	(329)	(0.16)	(1,116)	(288)	(3)	(1,407)
Investment income after investment expenses	5.22%	10,541	3.09%	4,972	4.28%	15,513	1,839	844	18,196
Other invested assets(3)		546		489		1,035	209	448	1,692
Investment results of other entities and operations(4)		21		0		21	0	0	21
Total net investment income		$11,108		$5,461		$16,569	$2,048	$1,292	$19,909

	Year Ended December 31, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(6)		Closed Block Division	Funds Withheld(6)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.18%	$8,114	2.92%	$4,004	4.12%	$12,118	$1,489	$105	$13,712
Assets supporting experience-rated contractholder liabilities	0.00	0	1.13	25	1.13	25	0	0	25
Equity securities	2.82	95	3.61	61	3.09	156	41	0	197
Commercial mortgage and other loans	4.19	1,299	3.70	649	4.01	1,948	322	0	2,270
Policy loans	5.07	191	3.88	99	4.59	290	209	0	499
Short-term investments and cash equivalents	5.62	748	3.72	94	5.41	842	55	0	897
Gross investment income	5.17	10,447	3.03	4,932	4.24	15,379	2,116	105	17,600
Investment expenses	(0.13)	(551)	(0.13)	(318)	(0.13)	(869)	(254)	(1)	(1,124)
Investment income after investment expenses	5.04%	9,896	2.90%	4,614	4.11%	14,510	1,862	104	16,476
Other invested assets(3)		629		306		935	97	78	1,110
Investment results of other entities and operations(4)		279		0		279	0	0	279
Total net investment income		$10,804		$4,920		$15,724	$1,959	$182	$17,865

	Year Ended December 31, 2022
	PFI Excluding Closed Block Division, funds Withheld and Japanese Insurance Operations(7)		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld(7)		Closed Block Division	Funds Withheld(7)	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.56%	$7,036	2.75%	$3,831	3.71%	$10,867	$1,375	$0	$12,242
Assets supporting experience-rated contractholder liabilities	1.68	123	1.01	30	1.49	153	0	0	153
Equity securities	1.95	56	3.59	67	2.59	123	37	0	160
Commercial mortgage and other loans	3.67	1,164	3.67	686	3.67	1,850	322	0	2,172
Policy loans	4.94	184	3.90	99	4.52	283	216	0	499
Short-term investments and cash equivalents	2.70	340	3.75	31	2.75	371	24	0	395
Gross investment income	4.19	8,903	2.86	4,744	3.61	13,647	1,974	0	15,621
Investment expenses	(0.13)	(350)	(0.13)	(281)	(0.13)	(631)	(155)	0	(786)
Investment income after investment expenses	4.06%	8,553	2.73%	4,463	3.48%	13,016	1,819	0	14,835
Other invested assets(3)		744		208		952	157	0	1,109
Investment results of other entities and operations(4)		93		0		93	0	0	93
Total net investment income		$9,390		$4,671		$14,061	$1,976	$0	$16,037
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
(3)Other invested assets consist of investments in LPs/LLCs, real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield excluding Funds Withheld was 4.19%, 4.01% and 3.54% for the years ended December 31, 2024, 2023 and 2022, respectively.
(6)Prior period amounts have been updated to conform to current period presentation.
(7)Amounts during 2022 were not material.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for 2024 compared to 2023 was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2024 compared to 2023 was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $67.0 billion and $62.7 billion, for the years ended December 31, 2024 and 2023, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $3.1 billion and $4.5 billion, for the years ended December 31, 2024 and 2023, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type as well as “Related charges and adjustments” for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(146)	$(49)	$(5)
Write-downs on fixed maturities(1)	(893)	(43)	(85)
Net gains (losses) on sales and maturities	(1,037)	(659)	(1,027)
Fixed maturity securities(2)	(2,076)	(751)	(1,117)
(Addition to) release of allowance for credit losses on loans	(100)	(199)	(65)
Write-downs on mortgage loans	(123)	(29)	0
Net gains (losses) on sales and maturities	0	0	(70)
Commercial mortgage and other loans	(223)	(228)	(135)
Derivatives	78	(1,774)	(3,198)
OTTI losses on other invested assets recognized in earnings	(16)	(50)	(69)
(Addition to) release of allowance for credit losses on other invested assets	0	4	(4)
Other net gains (losses)	193	202	48
Other	177	156	(25)
Subtotal	(2,044)	(2,597)	(4,475)
Investment results of other entities and operations(3)	48	0	238
Total — PFI excluding Closed Block Division and Funds Withheld(4)	(1,996)	(2,597)	(4,237)
Related charges and adjustments	(163)	(296)	(2,089)
Realized investment gains (losses), net, and related charges and adjustments(4)	$(2,159)	$(2,893)	$(6,326)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(49)	$29	$(17)
Write-downs on fixed maturities(1)	(8)	(6)	(31)
Net gains (losses) on sales and maturities	(679)	(370)	(318)
Fixed maturity securities(2)	(736)	(347)	(366)
(Addition to) release of allowance for credit losses on loans	(17)	(58)	(14)
Write-downs on mortgage loans	(30)	0	(26)
Commercial mortgage and other loans	(47)	(58)	(40)
Derivatives	13	19	145
(Addition to) release of allowance for credit losses on other invested assets	0	2	(2)
Other net gains (losses)	1	4	(7)
Other	1	6	(9)
Subtotal — Closed Block Division	$(769)	$(380)	$(270)
Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$0	$0	$0

Write-downs on fixed maturities(1)	(24)	(32)	0
Net gains (losses) on sales and maturities	(434)	(179)	0
Fixed maturity securities(2)	(458)	(211)	0
Commercial mortgage and other loans	0	0	0
Derivatives	574	(444)	0
(Addition to) release of allowance for credit losses on other invested assets	0	0	0
Other net gains (losses)(4)	(780)	17	0
Other	(780)	17	0
Subtotal — Funds Withheld	(664)	(638)	0
Related charges and adjustments	673	966	0
Realized investment gains (losses), net, and related charges and adjustments(5)	$9	$328	$0
Consolidated PFI realized investment gains (losses), net	$(3,429)	$(3,615)	$(4,507)
__________
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
(4)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.
(5)For the year ended December 31, 2023, amounts have been updated to conform to current period presentation. Amounts for the year ended December 31, 2022 were not material.

The following analysis reflects realized gains (losses) attributable to PFI excluding Closed Block Division and Funds Withheld.

2024 to 2023 Annual Comparison. Net losses on sales and maturities of fixed maturity securities were $1,037 million for the year ended December 31, 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $659 million for the year ended December 31, 2023 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized gains on derivative instruments of $78 million for the year ended December 31, 2024, primarily included:

•$682 million of net gains on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts;
•$513 million of gains on foreign currency hedges primarily due to USD appreciation versus the Euro, Brazilian real, British pound and AUD;
•$100 million of gains on synthetic guarantees; and
•$94 million of gains on credit default swaps due to credit spreads tightening.

Partially offsetting these gains were:

•$1,311 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $1,774 million for the year ended December 31, 2023, primarily included:

•$826 million of net losses on product-related embedded derivatives and related hedge positions associated with certain indexed annuity contracts;
•$544 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and
•$496 million of losses on foreign currency hedges primarily due to USD depreciation versus the Euro and British pound.

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

General Account Investments of PFI excluding Closed Block Division and Funds Withheld

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division and the Funds Withheld portfolios. We believe the details of the composition of our investment portfolio excluding Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies where the economics inure to those participating policies and not to shareholders of the Company’s common stock and (2) the Funds Withheld assets support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld ultimately inure to the reinsurer. See Notes 15 and 16 to the Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block division, respectively.

In the following sections, prior period amounts have been updated to conform to the current period presentation to exclude investments related to the Funds Withheld portfolios.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2024
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2025	$8,549	2.9%
Maturing in 2026	11,721	3.9
Maturing in 2027	13,851	4.6
Maturing in 2028	12,359	4.1
Maturing in 2029	14,298	4.8
Maturing in 2030	12,007	4.0
Maturing in 2031	11,955	4.0
Maturing in 2032	12,109	4.0
Maturing in 2033	9,501	3.2
Maturing in 2034	10,290	3.4
Maturing in 2035	6,135	2.0
Maturing in 2036 and beyond	154,080	51.3
Total corporate & government securities	276,855	92.2
Asset-backed securities	14,664	4.9
Commercial mortgage-backed securities	6,185	2.1
Residential mortgage-backed securities	2,468	0.8
Total fixed maturities	$300,172	100.0%

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	December 31, 2024					December 31, 2023
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$43,697	$470	$3,614	$4	$40,549	$39,542	$485	$3,255	$10	$36,762
Consumer non-cyclical	31,721	420	3,504	33	28,604	32,392	697	2,998	11	30,080
Utility	28,984	421	2,991	18	26,396	27,548	635	2,610	3	25,570
Capital goods	19,444	242	1,561	37	18,088	17,357	412	1,284	0	16,485
Consumer cyclical	11,955	198	674	81	11,398	10,739	287	574	5	10,447
Foreign agencies	1,838	26	168	0	1,696	2,795	80	210	0	2,665
Energy	12,310	159	894	19	11,556	11,157	270	730	0	10,697
Communications	6,872	169	568	63	6,410	6,648	272	541	60	6,319
Basic industry	7,651	96	619	0	7,128	6,678	174	498	3	6,351
Transportation	11,783	177	1,002	0	10,958	10,858	326	785	0	10,399
Technology	5,554	84	408	14	5,216	4,935	101	333	0	4,703
Industrial other	4,750	30	881	5	3,894	5,018	49	726	6	4,335
Total corporate securities	186,559	2,492	16,884	274	171,893	175,667	3,788	14,544	98	164,813
Foreign government(2)	62,880	1,828	7,801	0	56,907	71,130	3,878	5,169	54	69,785
Residential mortgage-backed(3)	2,468	14	214	0	2,268	2,305	22	190	0	2,137
Asset-backed	14,664	201	40	0	14,825	9,799	190	79	0	9,910
Commercial mortgage-backed	6,185	22	344	0	5,863	6,159	23	434	0	5,748
U.S. Government	21,451	584	4,499	0	17,536	21,434	1,072	3,402	0	19,104
State & Municipal	5,965	129	549	0	5,545	8,018	244	429	0	7,833
Total fixed maturities, available-for-sale	$300,172	$5,270	$30,331	$274	$274,837	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2024 and 2023, based on amortized cost, 90% and 88%, respectively, represent Japanese government bonds held by our Japanese insurance operations, respectively. No other individual country represented more than 5% of the balance as of both December 31, 2024 and 2023.
(3)As of December 31, 2024 and 2023, based on amortized cost, 93% and 100% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2023 to December 31, 2024 was primarily due to increases in U.S. and Japan interest rates partially offset by credit spreads tightening.

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

Ratings assigned by nationally recognized rating agencies include S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or, if these are not available, an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	December 31, 2024					December 31, 2023
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$195,449	$3,669	$22,081	$0	$177,037	$199,226	$6,923	$17,232	$1	$188,916
2	87,400	1,287	7,197	0	81,490	77,919	1,900	6,190	0	73,629
Subtotal High or Highest Quality Securities(4)	282,849	4,956	29,278	0	258,527	277,145	8,823	23,422	1	262,545
3	11,290	174	856	0	10,608	10,346	261	484	5	10,118
4	3,910	63	131	28	3,814	4,877	78	188	55	4,712
5	1,490	46	46	36	1,454	1,762	34	132	10	1,654
6	633	31	20	210	434	382	21	21	81	301
Subtotal Other Securities(5)(6)	17,323	314	1,053	274	16,310	17,367	394	825	151	16,785
Total fixed maturities, available-for-sale	$300,172	$5,270	$30,331	$274	$274,837	$294,512	$9,217	$24,247	$152	$279,330
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2024 and 2023, includes 803 securities with amortized cost of $4,147 million (fair value, $3,840 million) and 639 securities with amortized cost of $7,242 million (fair value, $7,227 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2024, includes gross unrealized losses of $625 million on public fixed maturities and $428 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2023, includes gross unrealized losses of $416 million on public fixed maturities and $409 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2024, includes $219,914 million of public fixed maturities and $62,935 million of private fixed maturities and, as of December 31, 2023, includes $221,463 million of public fixed maturities and $55,682 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2024, includes $6,706 million of public fixed maturities and $10,617 million of private fixed maturities and, as of December 31, 2023, includes $7,684 million of public fixed maturities and $9,683 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2024, securities considered below investment grade based on low issue composite ratings total $14,353 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	December 31, 2024				December 31, 2023
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,548	$7,624	$4,905	$4,735	$5,449	$5,523	$4,683	$4,432
AA	4,836	4,863	1,271	1,119	3,327	3,314	1,475	1,315
A	1,790	1,795	1	1	814	816	1	1
BBB	363	367	0	0	68	70	0	0
BB and below	127	176	8	8	141	187	0	0
Total(4)	$14,664	$14,825	$6,185	$5,863	$9,799	$9,910	$6,159	$5,748
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2024 and 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes credit tranched securities collateralized by loan obligations (“CLOs”), auto loans, education loans and other asset types.
(3)As of both December 31, 2024 and 2023, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	December 31, 2024		December 31, 2023
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,811	$5,883	$4,744	$4,828
AA	3,937	3,970	2,968	2,967
A	13	13	14	13
BBB	14	14	15	14
BB and below	11	11	11	11
Total(2)(3)	$9,786	$9,891	$7,752	$7,833
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2024 and 2023, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both December 31, 2024 and 2023.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2024	December 31, 2023
	(in millions)
Commercial mortgage and agricultural property loans	$53,384	$50,786
Uncollateralized loans	595	425
Residential property loans	19	30
Other collateralized loans	457	125
Total recorded investment gross of allowance(1)	54,455	51,366
Allowance for credit losses	(468)	(372)
Total commercial mortgage and other loans, net	$53,987	$50,994
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both December 31, 2024 and 2023.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	December 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,683	35.0%	$18,515	36.5%
South Atlantic	8,643	16.2	7,340	14.4
Middle Atlantic	6,192	11.6	5,681	11.2
East North Central	3,090	5.8	2,668	5.3
West South Central	5,428	10.2	5,762	11.2
Mountain	2,845	5.3	2,516	5.0
New England	1,205	2.3	1,248	2.5
West North Central	520	1.0	503	1.0
East South Central	1,122	2.1	1,229	2.4
Subtotal-U.S.	47,728	89.5	45,462	89.5
Europe	3,505	6.5	3,498	6.9
Mexico(2)	913	1.7	430	0.8
Asia	688	1.3	773	1.5
Other(2)	550	1.0	623	1.3
Total commercial mortgage and agricultural property loans	$53,384	100.0%	$50,786	100.0%

__________
(1)Regions as defined by the United States Census Bureau.
(2)Prior period amounts have been updated to conform to current period presentation.

	December 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,314	28.7%	$13,731	27.1%
Retail	4,547	8.5	4,323	8.5
Office	6,587	12.3	7,059	13.9
Apartments/Multi-Family	15,066	28.2	14,296	28.1
Agricultural properties	6,497	12.2	6,051	11.9
Hospitality	1,603	3.0	1,805	3.6
Other	3,770	7.1	3,521	6.9
Total commercial mortgage and agricultural property loans	$53,384	100.0%	$50,786	100.0%

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

As of December 31, 2024, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.38 times and a weighted-average loan-to-value ratio of 59%. As of December 31, 2024, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2024, the weighted-average debt service coverage ratio was 1.65 times, and the weighted-average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.8 billion and $1.5 billion of such loans as of December 31, 2024 and 2023, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2024 and 2023, there were less than $1 million and $1 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2024
	Debt Service Coverage Ratio
Loan-to-Value Ratio	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
	(in millions)
0%-59.99%	$25,783	$780	$218	$26,781
60%-69.99%	14,521	727	170	15,418
70%-79.99%	5,517	362	203	6,082
80% or greater	2,889	1,181	1,033	5,103
Total commercial mortgage and agricultural property loans	$48,710	$3,050	$1,624	$53,384

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	December 31, 2024
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2024	$7,348	13.7%
2023	5,529	10.4
2022	4,493	8.4
2021	7,116	13.3
2020	3,264	6.1
2019	5,797	10.9
2018	5,271	9.9
2017 & Prior	14,424	27.0
Revolving Loans	142	0.3
Total commercial mortgage and agricultural property loans	$53,384	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2024
Vintage	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2025	$4,726	8.7%
Maturing in 2026	5,408	9.9
Maturing in 2027	5,728	10.5
Maturing in 2028	8,055	14.8
Maturing in 2029	8,160	15.0
Maturing in 2030	4,795	8.8
Maturing in 2031	4,316	7.9
Maturing in 2032	2,903	5.3
Maturing in 2033	2,076	3.8
Maturing in 2034	2,102	3.9
Maturing in 2035	1,339	2.5
Maturing in 2036 and beyond	4,847	8.9
Total commercial mortgage and other loans	$54,455	100.0%

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

The following table sets forth the balance of and change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of and for the years ended:

	December 31, 2024	December 31, 2023
	(in millions)
Allowance, beginning of year	$372	$172
Addition to (release of) allowance for credit losses	207	227
Write-downs charged against the allowance	(107)	(29)
Other	(4)	2
Allowance, end of year	$468	$372

The allowance for credit losses as of December 31, 2024 increased in comparison to December 31, 2023, primarily related to increases in the loan-specific reserves within agricultural property loans and commercial mortgage loans within the retail and office sectors, along with the establishment of general reserves for both the collateralized and uncollateralized loan portfolios.

Equity Securities

The equity securities portfolio consists principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$903	$1,010	$9	$1,904	$932	$697	$11	$1,618
Other common stocks	4,728	684	122	5,290	3,056	971	43	3,984
Non-redeemable preferred stocks	43	36	19	60	39	42	19	62
Total equity securities, at fair value	$5,674	$1,730	$150	$7,254	$4,027	$1,710	$73	$5,664

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $475 million and $336 million during the years ended December 31, 2024 and 2023, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31, 2024	December 31, 2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,535	$6,821
Hedge funds	2,339	2,440
Real estate-related(1)	1,586	1,445
Subtotal equity method(1)	11,460	10,706
Fair value:
Private equity	728	785
Hedge funds	1,308	1,050
Real estate-related	423	147
Subtotal fair value	2,459	1,982
Total LPs/LLCs(1)	13,919	12,688
Real estate held through direct ownership(2)	1,426	591
Total alternative assets	15,345	13,279
Credit-like instruments(3)	933	0
Derivative instruments	(438)	(260)
Other(1)(4)	941	915
Total other invested assets	$16,781	$13,934

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	December 31, 2024	December 31, 2023
	(in millions)
Total alternative assets	$15,345	$13,279
Less: Divested Businesses(5)	(799)	(763)
Less: Interests held by unaffiliated investors(6)	(1,209)	0
Total alternative assets of operating businesses	$13,337	$12,516
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of December 31, 2024 and 2023, real estate held through direct ownership had mortgage debt of $185 million and $158 million, respectively.
(3)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within Other invested assets.
(4)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements.
(5)As of December 31, 2024 and 2023, interests held by Divested Businesses include private equity of $520 million and $507 million, hedge funds of $117 million and $111 million, real estate related of $156 million and $131 million and real estate held through direct ownership of $6 million and $14 million, respectively.
(6)As of December 31, 2024 and 2023, interests held by unaffiliated investors that have been consolidated into the Statements of Financial Position include real estate held through direct ownership of $741 million and $0 million, hedge funds of $177 million and $0 million and real estate related of $291 million and $0 million, respectively.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our investment management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our investment management operations that are managed for third parties and those assets classified as “Separate account assets” on our Consolidated Statements of Financial Position are not included.

	December 31, 2024	December 31, 2023
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$368	$557
Private, available-for-sale, at fair value	5	0
Fixed maturities, trading, at fair value(1)	83	1,005
Equity securities, at fair value	521	608
Commercial mortgage and other loans, at book value(2)	469	519
Other invested assets	2,774	3,401
Short-term investments	13	13
Total investments	$4,233	$6,103
__________
(1)As of December 31, 2024 and 2023, balances include investments in CLOs with fair value of $224 million and $298 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated variable interest entities (“VIEs”) for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For additional information regarding these consolidated VIEs, see Note 4 to the Consolidated Financial Statements.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division and Funds Withheld portfolios. We believe the amounts excluding the Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial Inc. because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies where the economics inure to those participating policies and not to shareholders of the Company’s common stock and (2) the Funds Withheld assets support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld assets ultimately inure to the reinsurer. See Notes 15 and 16 to the Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block, respectively.

	December 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$275,210	$6,712	$28,728	$914	$7,632	$551
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	826	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,707	0	0	0	0	0
Market risk benefit assets	2,331	2,331	0	0	0	0
Fixed maturities, trading	4,151	467	647	15	7,732	1,504
Equity securities	7,776	479	1,641	39	0	0
Commercial mortgage and other loans	469	0	0	0	233	233
Other invested assets(3)	2,526	952	2	1	25	0
Short-term investments	8,091	383	460	76	44	2
Cash equivalents	10,144	0	346	0	201	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	924	613
Other assets	0	0	0	0	0	0
Separate account assets	166,672	232	0	0	0	0
Total assets	$481,002	$11,556	$31,824	$1,045	$16,791	$2,903
Market risk benefit liabilities	$4,455	$4,455	$0	$0	$0	$0
Policyholders’ account balances	12,746	12,746	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	(91)	0
Other liabilities(3)	4,749	1	0	0	2	0
Notes issued by consolidated variable interest entities (“VIEs”)	60	60	0	0	0	0
Total liabilities	$21,983	$17,262	$0	$0	$(89)	$0

	December 31, 2023
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$279,887	$5,241	$30,486	$868	$5,948	$9
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	889	0	0	0	0	0
Equity securities	2,279	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,168	0	0	0	0	0
Market risk benefit assets	1,981	1,981	0	0	0	0
Fixed maturities, trading	5,959	409	887	20	2,944	0
Equity securities	6,112	451	1,891	61	0	0
Commercial mortgage and other loans	519	0	0	0	0	0
Other invested assets(3)	1,949	846	0	0	0	0
Short-term investments	3,714	19	135	10	51	0
Cash equivalents	8,930	4	966	0	406	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	224	224
Other assets	11	11	0	0	0	0
Separate account assets	171,812	1,094	0	0	0	0
Total assets	$483,967	$10,056	$34,365	$959	$9,573	$233
Market risk benefit liabilities	$5,467	$5,467	$0	$0	$0	$0
Policyholders’ account balances	7,752	7,752	0	0	0	0
Reinsurance and funds withheld payables	(24)	0	0	0	514	0
Other liabilities(3)	4,174	1	1	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	778	778	0	0	0	0
Total liabilities	$18,147	$13,998	$1	$0	$514	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding Closed Block division and Funds Withheld, Closed Block division and Funds Withheld totaled 2.4%, 3.3% and 17.3%, respectively, as of December 31, 2024 and 2.1%, 2.8% and 2.4%, respectively, as of December 31, 2023.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,717 million of public fixed maturities as of December 31, 2024, with values primarily based on indicative broker quotes, and approximately $7,516 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

•In July, we amended and restated our $4.0 billion five-year credit facility, extending the term of the facility to July 2029. See Note 18 to the Consolidated Financial Statements for additional information.

•In September, we refinanced our ¥100 billion five-year credit facility, on which Prudential Holdings of Japan, Inc. (“PHJ”) is a borrower, extending the term of the facility to September 2029. See Note 18 to the Consolidated Financial Statements for additional information.

•In November, we restructured a series of internal captive reinsurance arrangements for a portion of our in-force term life insurance block. We unwound the existing term external financing facilities and entered into a new financing facility with external counterparties to support the financing of Regulation XXX reserves in the form of Credit-Linked Notes Structures. See “—Term and Universal Life Reserve Financing” below for more information.

•In December, we closed our reinsurance transaction with Wilton Re for a portion of guaranteed universal life policies issued by Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey. These policies represent approximately 40% of the Company’s remaining guaranteed universal life block of business, following the March reinsurance agreement with Somerset Re, discussed above. As a result of the transaction, our financing of Guideline AXXX reserves in the form of Credit-Linked Notes Structures has been further reduced by an additional $2,100 million from December 31, 2023. See “—Term and Universal Life Reserve Financing” below for more information.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2024, the Company had $48.4 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2024	2023
	(in millions)
Equity(1)	$34,583	$34,324
Junior subordinated debt (including hybrid securities)	7,588	8,094
Other capital debt	6,237	4,869
Total capital	$48,408	$47,287
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

Although not yet filed, we expect the RBC ratios for PICA and our other domestic insurance subsidiaries as of December 31, 2024 to continue to be above target levels that would support “AA” financial strength ratings.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2024, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	785%
Gibraltar Life consolidated(2)	1,025%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2024.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. The FSA is developing a new market-based alternative to the solvency margin ratio framework called the Economic Solvency Ratio (“ESR”) that will apply to our Japanese insurance subsidiaries. The ESR will be implemented in 2025 with disclosure under the new framework required in 2026. For information regarding the NAIC’s August 2023 adoption of changes to the treatment of negative interest maintenance reserves, see “Item 1. Business—Regulation.” For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to an aggregate of $1.0 billion of its outstanding Common Stock during the period from January 1, 2024 through December 31, 2024. We utilized the entirety of this $1.0 billion share repurchase authorization in 2024. In December 2024, the Board authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2024 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly Period Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2024	$1.30	$470	2.0	$250
September 30, 2024	$1.30	$471	2.1	$250
June 30, 2024	$1.30	$475	2.2	$250
March 31, 2024	$1.30	$476	2.3	$250

	Dividend Amount		Shares Repurchased
Year Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2024	$5.20	$1,892	8.6	$1,000
December 31, 2023	$5.00	$1,850	10.9	$1,000
December 31, 2022	$4.80	$1,822	14.5	$1,500
December 31, 2021	$4.60	$1,821	24.5	$2,500
December 31, 2020	$4.40	$1,769	6.7	$500

In addition, on February 4, 2025, Prudential Financial’s Board of Directors declared a cash dividend of $1.35 per share of Common Stock, payable on March 13, 2025 to shareholders of record as of February 18, 2025.

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

As of December 31, 2024, Prudential Financial had highly liquid assets with a carrying value totaling $6,264 million, an increase of $1,694 million from December 31, 2023. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,641 million as of December 31, 2024, an increase of $546 million from December 31, 2023.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$4,095	$4,535
Dividends and/or returns of capital from subsidiaries(1)	3,332	4,636
Affiliated loans/(borrowings) - (capital activities)(2)	702	604
Capital contributions to subsidiaries(3)	(384)	(1,651)
Total Business Capital Activity	3,650	3,589
Share repurchases(4)	(1,000)	(1,012)
Common Stock dividends(5)	(1,891)	(1,846)
Total Share Repurchases, Dividends and Business Disposition Activity	(2,891)	(2,858)
Proceeds from the issuance of debt(6)	1,124	495
Repayments of debt	(512)	(1,514)
Total Debt Activity	612	(1,019)
Net interest expense	(831)	(880)
Affiliated (borrowings)/loans - (operating activities)(7)	(887)	726
Other, net(8)	893	2
Total Other Activity	(825)	(152)
Net increase (decrease) in highly liquid assets	546	(440)
Highly Liquid Assets, end of period	$4,641	$4,095
__________
(1)2024 includes $1,550 million from PICA, $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $585 million from international insurance subsidiaries, $336 million from other subsidiaries, and $61 million from PGIM subsidiaries. 2023 includes $3,100 million from PICA, $900 million from a rabbi trust, $548 million from international insurance subsidiaries (including $332 million in the form of in-kind dividends), $66 million from PGIM subsidiaries, $18 million from Prudential Annuities Holding Company, and $4 million from other subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2024 includes $502 million from international insurance subsidiaries, and $200 million from captive reinsurance subsidiaries. 2023 includes $604 million from insurance subsidiaries.

(3)2024 includes capital contributions of $240 million to international insurance subsidiaries, $90 million to PGIM subsidiaries (which is completely offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), and $54 million to other subsidiaries. 2023 includes capital contributions of $829 million to PGIM subsidiaries (of which $401 million is offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $705 million to international insurance subsidiaries and $117 million to other subsidiaries.
(4)Excludes cash payments made on trades that settled in the subsequent period.
(5)Includes cash payments made on dividends declared in prior periods.
(6)2024 includes $135 million of proceeds from the issuance of the retail medium-term notes that were used exclusively to purchase funding agreements from PICA.
(7)Represents loans to and from affiliated subsidiaries to support business operating needs.
(8)2024 includes $343 million from proceeds from stock-based compensation and exercises of stock options, $102 million from internal affiliated settlements and $448 million from net income tax receipts. 2023 includes $267 million of proceeds from stock-based compensation and exercises of stock options, $246 million from internal affiliated settlements and $(554) million for net income tax payments.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2024, Prudential Financial received dividends of $1,550 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the second quarter of 2024, a domestic captive insurance subsidiary entered into an affiliated loan with a holding company to facilitate a return of capital of $800 million, which included proceeds from the reinsurance of a portion of the Company’s guaranteed universal life policies.

International insurance subsidiaries. During 2024, Prudential Financial received dividends of $585 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2024, Prudential Financial received dividends of $336 million from other subsidiaries and $61 million from PGIM subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay Common Stock dividends based on calculations specified by Japanese law. Dividends in excess of these amounts and other forms of capital distribution may require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2025, after which time the Common Stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

	December 31,
	2024	2023
	(in billions)
PICA	$234.6	$226.7
PLIC	46.2	47.4
Pruco Life	96.3	78.8
Other(1)	(83.1)	(84.9)
Total market risk benefits, future policy benefits and policyholders’ account balances(2)(3)	$294.0	$268.0
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

Gross account withdrawals for our domestic insurance operations’ products in 2024 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2024	2023
	(in billions)
Prudential of Japan(1)	$58.7	$63.8
Gibraltar Life(2)	96.0	106.2
Other international insurance subsidiaries, excluding Japan	2.5	3.5
Other(3)	(13.9)	(17.7)
Total market risk benefits, future policy benefits and policyholders’ account balances(4)(5)	$143.3	$155.8
__________
(1)As of December 31, 2024 and 2023, $20.3 billion and $21.0 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with USD-denominated products that are coinsured to our domestic insurance operations and supported by USD-denominated assets. As of December 31, 2024 and 2023, $4.8 billion and $4.0 billion, respectively, of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and USD-denominated products that are coinsured to Gibraltar Re, a Bermuda-based reinsurance affiliate, and primarily supported by yen- and USD-denominated assets.
(2)As of December 31, 2024 and 2023, $6.5 billion and $6.7 billion, respectively, of the insurance-related liabilities for Gibraltar Life (including PGFL) are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by USD-denominated assets. As of December 31, 2024 and 2023, $25.1 billion and $17.3 billion, respectively, of the insurance-related liabilities for Gibraltar Life (including PGFL) are primarily associated with yen- and USD-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and USD-denominated assets.
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

Prudential of Japan and Gibraltar Life sell USD-denominated investment contracts with a market value adjustment feature to mitigate the profitability impact for surrenders, as these contracts may be subject to increased surrenders should the yen depreciate or if interest rates in the U.S. decline relative to Japan. As of December 31, 2024, products with a market value adjustment feature represented $35.6 billion of our Japan operations’ insurance-related liabilities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2024
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$7.7	$1.0	$3.8	$12.5	$10.8
Fixed maturity investments(2):
High or highest quality	117.9	26.1	36.3	180.3	163.6
Other than high or highest quality	7.4	2.3	2.4	12.1	12.6
Subtotal	125.3	28.4	38.7	192.4	176.2
Public equity securities, at fair value	1.2	1.6	2.6	5.4	4.1
Total	$134.2	$31.0	$45.1	$210.3	$191.1
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2024
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2023
	(in billions)
Cash and short-term investments	$0.8	$3.9	$2.7	$7.4	$6.7
Fixed maturity investments(3):
High or highest quality(4)	26.9	50.0	25.7	102.6	111.8
Other than high or highest quality	0.4	0.5	2.7	3.6	4.2
Subtotal	27.3	50.5	28.4	106.2	116.0
Public equity securities	3.1	0.8	0.3	4.2	3.9
Total	$31.2	$55.2	$31.4	$117.8	$126.6
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2024, $63.1 billion, or 61%, were invested in government or government agency bonds.

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

	Year Ended December 31,
Cash Settlements Received (Paid):	2024	2023
	(in millions)
Internal Hedges(1)	$740	$1,176
External Hedges(2)	(162)	(525)
Total Cash Settlements	$578	$651

	As of December 31,
Assets (Liabilities):	2024	2023
	(in millions)
Internal Hedges(1)	$968	$875
External Hedges(3)	341	134
Total Assets (Liabilities)(4)	$1,309	$1,009
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $9 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and ($37) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the years ended December 31, 2024 and 2023, respectively.
(3)Includes non-yen related assets (liabilities) of $91 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $(74) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, as of December 31, 2024 and 2023, respectively.
(4)As of December 31, 2024, approximately $613 million, $260 million, $436 million of the net market values are scheduled to settle in 2025, 2026, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2024			December 31, 2023
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,779	$2,017	$6,796	$3,803	$2,253	$6,056
Cash collateral for loaned securities	8,315	1,306	9,621	5,173	1,304	6,477
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$13,094	$3,323	$16,417	$8,976	$3,557	$12,533
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$12,325	$3,220	$15,545	$8,217	$3,457	$11,674
Weighted average maturity, in days(3)	5	4		8	4
__________

(1)The daily average outstanding balance for the years ended December 31, 2024 and 2023 was $11,196 million and $8,993 million, respectively, for PFI excluding the Closed Block division, and $3,671 million and $3,178 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of December 31, 2024, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $97.3 billion, of which $15.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2024, we believe approximately $13.6 billion of the remaining eligible assets are readily lendable, including approximately $10.9 billion relating to PFI excluding the Closed Block division, of which $4.6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.7 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2024, total short-term and long-term debt of the Company on a consolidated basis was $20.1 billion, an increase of $0.6 billion from December 31, 2023. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2024			December 31, 2023
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$496	$521	$25	$510	$535
Current portion of long-term debt	0	347	347	0	0	0
Subtotal	25	843	868	25	510	535
General obligation long-term debt:
Senior debt	10,245	0	10,245	10,112	0	10,112
Junior subordinated debt (1)	8,548	39	8,587	8,050	44	8,094
Surplus notes(2)	0	0	0	0	346	346
Subtotal	18,793	39	18,832	18,162	390	18,552
Total general obligations	18,818	882	19,700	18,187	900	19,087
Limited and non-recourse borrowings(3)
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	85	85	0	83	83
Long-term debt	0	355	355	0	330	330
Subtotal	0	440	440	0	413	413
Total borrowings	$18,818	$1,322	$20,140	$18,187	$1,313	$19,500
__________
(1)As of December 31, 2024 and 2023, includes $1,000 million and $0 respectively, of hybrid securities classified as operating debt.
(2)Amounts are net of assets under set-off arrangements of $14,748 million and $12,370 million as of December 31, 2024 and 2023, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(3)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $185 million and $157 million as of December 31, 2024 and 2023, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $255 million as of both December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 18 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $13.8 billion and $13.0 billion as of December 31, 2024 and 2023, respectively. Operating debt was $5.9 billion and $6.1 billion as of December 31, 2024 and 2023, respectively, and is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and AIQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and

Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

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

Prudential Financial’s borrowings increased $0.6 billion from December 31, 2023, primarily driven by $1.0 billion in junior subordinated note issuances and $135 million in retail notes issuances, offset by $500 million in debt redemptions. In March 2024, the Company issued $1.0 billion in aggregate principal amount of 6.50% junior subordinated notes due in March 2054. In March 2024, the Company redeemed, in full, $500 million in aggregate principal amount of 5.20% junior subordinated notes due in 2044. For additional information regarding long-term debt, see Note 18 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries increased $9 million from December 31, 2023.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.

As of December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million, of which $7,560 million was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding, as of December 31, 2023.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2024:

	Surplus Notes		Outstanding as of December 31, 2024
Credit-Linked Note Structures(1):	Original Issue Dates	Maturity Dates		Facility Size
	($ in millions)
XXX	2024	2044	$7,560	$8,000
__________
(1)Excludes Credit-Linked Note Structures to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 15 to the Consolidated Financial Statements for additional information.

As of December 31, 2024, we also had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2024, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	1/17/2025	11/24/2024	6/12/2024	10/18/2024
Current outlook	Stable	Stable	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	(P)A1	NR
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. AM Best, S&P, and Moody’s currently have a Stable outlook on the U.S. life insurance sector, while Fitch revised their outlook for the sector to Neutral from Improving in December 2024.

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

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require PICA to either post collateral or a letter of credit in the amount of approximately $0.9 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for PICA.

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

Board of Directors Oversight

Our Board oversees our risk profile and management’s processes for assessing and managing risk, through both the whole Board and its committees. The Board also reviews strategic risks and opportunities facing the Company and its businesses. Other important categories of risk are assigned to designated Board committees that report back to the full Board. In general, the committees oversee the following risks:

•Audit Committee: insurance risk, operational risk, and model risk, as well as risks related to financial controls, legal, regulatory, cyber security and compliance risk;
•Compensation and Human Capital Committee: strategy, reputation and risks regarding human capital management throughout our global businesses; and oversee the assessment of the risks related to the Company’s succession planning, compensation policies and programs applicable to officers and employees, including the review of the assessment results;
•Corporate Governance and Business Ethics Committee: the Company’s overall ethical culture, political contributions, lobbying expenses and overall political strategy, as well as the Company’s environmental risk (which includes climate risk), sustainability and corporate social responsibility to minimize reputational risk and focus on future sustainability;
•Finance Committee: liquidity risk, risk involving our capital management, the incurrence and repayment of borrowings, the capital structure of the Company, funding of benefit plans and statutory insurance reserves, oversight of Own Risk and Solvency Assessment (“ORSA”) and the Company’s Risk Appetite Framework. The Finance Committee oversees our capital plan and receives regular updates on the sources and uses of capital relative to plan; and
•Investment Committee: investment risk, market risk, and review of investment performance and risk positions. The Investment Committee approves investment and market risk limits based on asset class, issuer, credit quality and geography.

Management Oversight

Our primary risk management committee is the ERC. The ERC is chaired by our Chief Risk Officer and otherwise consists of the Vice Chairman, Head of U.S. Businesses, Head of International Businesses and PGIM, General Counsel, Chief Financial Officer, Chief Investment Officer, Head of Global Technology and Operations, and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC oversees the Company’s risk management framework, including the identification, assessment, monitoring and management of risks and how those risks align with the Company’s loss absorption resources. The primary focus of the ERC is the critical analysis of significant quantitative and qualitative risks and the appropriateness and alignment of those risks to the defined risk appetite of the Company.

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

The Risk Appetite Framework is centered around a comprehensive and cohesive stress testing regime which includes a variety of stress scenarios designed to explore outcomes across businesses. This robust stress testing examines the sensitivity of assets and liabilities and how they interact through time to identify places where the Company’s capacity may be challenged by the risks taken. These analytics provide insight into the impact of stress scenarios on capital and liquidity.

Additionally, the Risk Appetite Framework contains qualitative risk appetite statements that help the Company understand and manage risks that are not easily quantifiable.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2024 and 2023. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2024			As of December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk(1):
Fixed maturities(2)		$309,562	$(26,593)		$318,108	$(30,804)
Commercial mortgage and other loans		58,932	(2,148)		56,148	(2,275)
Derivatives with interest rate risk:
Swaps	$285,786	(11,014)	(2,428)	$276,414	(11,980)	(3,768)
Futures	11,792	(16)	(369)	11,120	(20)	(460)
Options	139,693	(436)	20	85,760	(777)	(166)
Forwards	35,144	268	(112)	36,112	(116)	(125)
Synthetic GICs	76,416	0	(1)	78,009	0	(9)
Indexed universal life contracts		(1,434)	179		(1,348)	169
Indexed annuity contracts		(11,312)	137		(6,404)	(645)
Total embedded derivatives(3)		(12,746)	316		(7,752)	(476)
Financial liabilities with interest rate risk(4):
Short-term and long-term debt		19,092	2,730		18,886	3,026
Policyholders’ account balances—investment contracts		74,871	3,048		68,883	2,786
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(5)		186,845	21,294		192,302	25,711
Market risk benefits(6)		2,124	1,602		3,486	2,113
Net estimated potential loss			$(2,641)			$(4,447)
__________
(1)Excludes financial assets that are considered Funds Withheld, where the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. Prior period amounts have been updated to conform to current period presentation.
(2)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $304 billion and $310 billion as of December 31, 2024 and 2023, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(4)Excludes approximately $169 billion and $155 billion as of December 31, 2024 and 2023, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(5)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(6)Amounts reported net of third-party reinsurance.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2024 and 2023. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2024			As of December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$12,298	$(1,230)		$10,282	$(1,028)
Equity-based derivatives(2)	$116,253	720	(1,538)	$61,701	(441)	(679)
Indexed universal life contracts		(1,434)	23		(1,348)	21
Indexed annuity contracts		(11,312)	2,278		(6,404)	1,388
Total embedded derivatives(2)(3)		(12,746)	2,301		(7,752)	1,409
Market risk benefits(4)		2,124	(848)		3,486	(1,069)
Net estimated potential loss			$(1,315)			$(1,367)
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

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the USD-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding USD-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched to the currency of the product liabilities, the accounting treatment may differ for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. This volatility has been mitigated by disaggregating the USD and AUD-denominated businesses in Gibraltar

Life into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our equity investments due to foreign exchange rate movements. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Foreign Currency Exchange Rates—Impact of products denominated in non-local currencies on U.S. GAAP earnings” above.

For our domestic general account investment portfolios supporting our U.S. insurance operations and other proprietary investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency denominated fixed income investments into USD. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2024 and 2023. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2024		As of December 31, 2023
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$2,859	$286	$3,808	$381

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2024, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 6, 12 and 14 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2024, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $2.3 billion and for market risk benefit liabilities was $4.5 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 12. As of December 31, 2024, the additional insurance reserve was $16.4 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2025

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2024 and 2023 (in millions, except share amounts)

	2024	2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024-$331; 2023-$160) (amortized cost: 2024-$341,004; 2023-$334,598)(1)	$311,570	$316,321
Fixed maturities, trading, at fair value (amortized cost: 2024-$13,631; 2023-$10,624)(1)	12,530	9,790
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	3,168
Equity securities, at fair value (cost: 2024-$7,043; 2023-$5,786)(1)	9,417	8,242
Commercial mortgage and other loans (net of $574 and $460 allowance for credit losses; includes $702 and $519 of loans measured at fair value under the fair value option at December 31, 2024 and 2023, respectively)(1)	62,341	59,305
Policy loans	9,795	10,047
Other invested assets (net of $2 and $1 allowance for credit losses; includes $7,574 and $6,074 of assets measured at fair value at December 31, 2024 and 2023, respectively)(1)	26,351	22,855
Short-term investments (net of allowance for credit losses: 2024-$0; 2023-$0)	9,069	5,005
Total investments	444,780	434,733
Cash and cash equivalents(1)	18,497	19,419
Accrued investment income(1)	3,441	3,287
Deferred policy acquisition costs	20,448	20,856
Value of business acquired	435	530
Market risk benefit assets	2,331	1,981
Reinsurance recoverables and deposit receivables (net of $12 and $12 allowance for credit losses; includes $849 and $149 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)(2)	37,680	27,311
Income tax assets	866	939
Other assets (net of $2 and $3 allowance for credit losses; includes $0 and $11 of assets at fair value at December 31, 2024 and 2023, respectively)(1)(2)(3)	13,737	13,268
Separate account assets	193,372	198,888
TOTAL ASSETS	$735,587	$721,212
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$268,912	$273,281
Policyholders' account balances	166,254	147,018
Market risk benefit liabilities	4,455	5,467
Policyholders’ dividends	718	1,475
Securities sold under agreements to repurchase	6,796	6,056
Cash collateral for loaned securities	9,621	6,477
Reinsurance and funds withheld payables (includes $(118) and $490 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)(2)	17,084	15,729
Short-term debt	953	618
Long-term debt	19,187	18,882
Other liabilities (includes $14 and $15 allowance for credit losses and $4,751 and $4,175 of derivatives at fair value at December 31, 2024 and 2023, respectively)(1)	16,679	16,071
Notes issued by consolidated variable interest entities (includes $60 and $778 measured at fair value under the fair value option at December 31, 2024 and 2023, respectively) (1)	1,430	1,374
Separate account liabilities	193,372	198,888
Total liabilities	705,461	691,336
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 25)
MEZZANINE EQUITY
Redeemable noncontrolling interests(3)	1,939	1,766
Total mezzanine equity	1,939	1,766
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2024 and 2023)	6	6
Additional paid-in capital	25,901	25,746
Common Stock held in treasury, at cost (311,738,187 and 307,089,216 shares at December 31, 2024 and 2023, respectively)	(24,511)	(23,780)
Accumulated other comprehensive income (loss)(2)	(6,711)	(6,504)
Retained earnings	33,187	32,352
Total Prudential Financial, Inc. equity	27,872	27,820
Noncontrolling interests(3)	315	290
Total equity	28,187	28,110
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$735,587	$721,212
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 24 for additional information regarding related party transactions.
(3)Prior period amounts have been revised to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2024, 2023 and 2022 (in millions, except per share amounts)

	2024	2023	2022
REVENUES
Premiums (includes $73, $323 and $(377) of gains (losses) from changes in estimates on deferred profit liability amortization for the year ended December 31, 2024, 2023 and 2022, respectively)(1)	$42,897	$27,364	$36,475
Policy charges and fee income	4,298	4,527	4,615
Net investment income	19,909	17,865	16,037
Asset management and service fees(1)	4,090	3,717	4,062
Other income (loss)(1)	3,037	4,065	608
Realized investment gains (losses), net(1)	(3,429)	(3,615)	(4,507)
Change in value of market risk benefits, net of related hedging gains (losses)	(397)	56	(409)
Total revenues	70,405	53,979	56,881
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	47,119	30,931	40,816
Change in estimates of liability for future policy benefits(1)	(37)	337	654
Interest credited to policyholders’ account balances	4,582	3,983	2,193
Dividends to policyholders	698	1,069	198
Amortization of deferred policy acquisition costs	1,492	1,459	1,433
Goodwill impairment	0	177	903
General and administrative expenses(1)	13,342	12,951	12,576
Total benefits and expenses	67,196	50,907	58,773
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	3,209	3,072	(1,892)
Total income tax expense (benefit)	507	613	(279)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	2,702	2,459	(1,613)
Equity in earnings of joint ventures and other operating entities, net of taxes	144	49	(62)
NET INCOME (LOSS)	2,846	2,508	(1,675)
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	119	20	(28)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,727	$2,488	$(1,647)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$7.54	$6.76	$(4.49)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$7.50	$6.74	$(4.49)
__________
(1)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022 (in millions)

	2024	2023	2022
NET INCOME (LOSS)	$2,846	$2,508	$(1,675)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(852)	(264)	(1,131)
Net unrealized investment gains (losses)	(10,125)	6,219	(55,845)
Interest rate remeasurement of future policy benefits(1)	11,804	(8,770)	63,643
Gain (loss) from changes in non-performance risk on market risk benefits	(466)	(693)	938
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(204)	(27)	636
Total	157	(3,535)	8,241
Less: Income tax expense (benefit) related to other comprehensive income (loss)	364	(837)	2,555
Other comprehensive income (loss), net of taxes	(207)	(2,698)	5,686
Comprehensive income (loss)	2,639	(190)	4,011
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	119	20	(29)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,520	$(210)	$4,040
__________
(1)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests(1)	Total Equity
Balance, December 31, 2021	$6	$25,732	$35,183	$(21,838)	$(9,493)	$29,590	$393	$29,983
Common Stock acquired				(1,500)		(1,500)		(1,500)
Contributions from noncontrolling interests							10	10
Distributions to noncontrolling interests							(76)	(76)
Consolidations/(deconsolidations) of noncontrolling interests							(20)	(20)
Stock-based compensation programs		15		270		285		285
Dividends declared on Common Stock			(1,822)			(1,822)		(1,822)
Comprehensive income:
Net income (loss)			(1,647)			(1,647)	35	(1,612)
Other comprehensive income (loss), net of tax					5,687	5,687	(1)	5,686
Total comprehensive income (loss)			(1,647)		5,687	4,040	34	4,074
Balance, December 31, 2022	6	25,747	31,714	(23,068)	(3,806)	30,593	341	30,934
Common Stock acquired				(1,006)		(1,006)		(1,006)
Contributions from noncontrolling interests							19	19
Distributions to noncontrolling interests							(40)	(40)
Consolidations/(deconsolidations) of noncontrolling interests							(36)	(36)
Stock-based compensation programs		(1)		294		293		293
Dividends declared on Common Stock			(1,850)			(1,850)		(1,850)
Comprehensive income:
Net income (loss)			2,488			2,488	6	2,494
Other comprehensive income (loss), net of tax					(2,698)	(2,698)	0	(2,698)
Total comprehensive income (loss)			2,488		(2,698)	(210)	6	(204)
Balance, December 31, 2023	6	25,746	32,352	(23,780)	(6,504)	27,820	290	28,110
Common Stock acquired				(1,006)		(1,006)		(1,006)
Contributions from noncontrolling interests							15	15
Distributions to noncontrolling interests							(63)	(63)
Consolidations/(deconsolidations) of noncontrolling interests							(3)	(3)
Stock-based compensation programs		155		275		430		430
Dividends declared on Common Stock			(1,892)			(1,892)		(1,892)
Comprehensive income:
Net income (loss)			2,727			2,727	76	2,803
Other comprehensive income (loss), net of tax					(207)	(207)	0	(207)
Total comprehensive income (loss)			2,727		(207)	2,520	76	2,596
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187
__________
(1)Prior period amounts have been revised to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022 (in millions)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,846	$2,508	$(1,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	3,429	3,615	4,507
Change in value of market risk benefits, net of related hedging (gains) losses	397	(56)	409
Policy charges and fee income	(2,128)	(2,186)	(2,230)
Interest credited to policyholders’ account balances	4,582	3,983	2,193
Goodwill impairment	0	177	903
Depreciation and amortization	383	(70)	117
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(595)	(503)	1,128
Change in:
Deferred policy acquisition costs	(1,111)	(869)	(722)
Future policy benefits and other insurance liabilities	4,803	5,489	6,132
Reinsurance related-balances(1)(2)	(2,731)	(683)	(868)
Income taxes	(146)	(442)	(1,594)
Derivatives, net	897	(746)	(2,533)
Other, net(1)(2)(3)	(2,124)	(3,707)	(609)
Cash flows from (used in) operating activities	8,502	6,510	5,158
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	59,059	44,097	50,823
Fixed maturities, held-to-maturity	0	22	38
Fixed maturities, trading	3,398	1,559	1,641
Assets supporting experience-rated contractholder liabilities	1,474	2,286	11,410
Equity securities	5,790	4,348	3,697
Commercial mortgage and other loans	5,466	3,985	5,580
Policy loans	1,972	1,806	1,738
Other invested assets	1,936	1,260	1,789
Short-term investments	33,316	32,684	40,653
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(72,997)	(47,580)	(60,070)
Fixed maturities, trading	(7,041)	(4,174)	(659)
Assets supporting experience-rated contractholder liabilities	(1,773)	(2,290)	(11,799)
Equity securities	(6,576)	(4,296)	(3,451)
Commercial mortgage and other loans	(9,134)	(6,359)	(5,497)
Policy loans	(1,601)	(1,544)	(1,248)
Other invested assets	(3,884)	(3,049)	(2,832)
Short-term investments	(37,244)	(32,872)	(37,894)
Dispositions, net of cash disposed(4)	0	0	422
Derivatives, net	(696)	(1,329)	(1,881)
Other, net	(50)	(676)	(98)
Cash flows from (used in) investing activities	(28,585)	(12,122)	(7,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	35,913	28,521	30,094
Policyholders’ account withdrawals	(19,388)	(18,307)	(24,149)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	3,884	(156)	(1,541)
Cash dividends paid on Common Stock	(1,891)	(1,846)	(1,817)
Net change in financing arrangements (maturities 90 days or less)	(583)	10	(214)
Common Stock acquired	(1,000)	(1,012)	(1,488)
Common Stock reissued for exercise of stock options	201	126	163
Proceeds from the issuance of debt (maturities longer than 90 days)	1,423	716	2,706
Repayments of debt (maturities longer than 90 days)	(814)	(1,982)	(1,184)
Proceeds from notes issued by consolidated VIEs	1,436	1,360	137
Repayments of notes issued by consolidated VIEs	(617)	(336)	0
Other, net(1)(5)	830	645	2,226
Cash flows from (used in) financing activities	19,394	7,739	4,933
Effect of foreign exchange rate changes on cash balances	(254)	37	(159)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	(943)	2,164	2,294
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(4)	0	0	(2,071)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(943)	2,164	4,365
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,463	17,299	12,934
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$18,520	$19,463	$17,299

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022 (in millions)

	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$756	$895	$1,090
Interest paid	$1,995	$1,555	$1,452
HELD-FOR-SALE CLASSIFICATION(4)
Assets classified as held-for-sale	$0	$0	$(153,935)
Liabilities classified as held-for-sale	0	0	(151,508)
Net assets classified as held-for-sale	$0	$0	$(2,427)
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$217	$282	$236
Novation of annuity contracts(6)	$0	$491	$3,129
Assets transferred upon surrender of IRA contracts(7)	$0	$2,019	$0
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$11,693	$2,264	$8,246
Liabilities assumed	16,020	3,257	8,764
Net cash received	$4,327	$993	$518
Prismic Re reinsurance transaction(8):
Net assets transferred, excluding Cash and cash equivalents	$0	$1,351	$0
Payables established under coinsurance with funds withheld	102	8,185	0
Reinsurance recoverables established for Future policy benefits ceded	0	(5,584)	0
Deposit assets established for Policyholders' account balances ceded	0	(3,723)	0
Unwind of Deferred policy acquisition costs ceded	0	23	0
Deferred reinsurance loss	(102)	(240)	0
Net cash received	$0	$12	$0
Somerset Re reinsurance transaction(8):
Reinsurance recoverables under modified coinsurance, net	$(578)	$0	$0
Unwind of Deferred policy acquisition costs ceded	284	0	0
Deferred reinsurance gain	363	0	0
Net cash received	$69	$0	$0
Wilton Re reinsurance transaction(8):
Net assets transferred, excluding Cash and cash equivalents	$6,679	$0	$0
Policy loans ceded	44	0	0
Reinsurance recoverables under coinsurance	(7,362)	0	0
Unwind of Deferred policy acquisition costs ceded	699	0	0
Deferred reinsurance loss	(980)	0	0
Reinsurance payables	175	0	0
Net cash paid	$(745)	$0	$0

RECONCILIATION TO STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$18,497	$19,419	$17,251
Restricted cash and restricted cash equivalents (included in “Other assets”)	23	44	48
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$18,520	$19,463	$17,299
__________
(1)See Note 24 for additional information regarding related party transactions.
(2)Prior period amounts have been updated to conform to current period presentation.
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
(8)See Note 15 for additional information regarding the reinsurance agreements with Prismic Life Reinsurance, Ltd (“Prismic Re”), Somerset Reinsurance Ltd. (“Somerset Re”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”).

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

In September 2023, the Company, through its Corporate and Other operations, invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties. For additional information regarding related party transactions, see Note 24. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other reflect the Company’s share of earnings in Prismic on a quarter lag. For information regarding the Company’s initial reinsurance transaction with Prismic Re, effective September 2023, see Note 15.

As part of its continuous improvement process, the Company is working to become a leaner and more agile company by simplifying its management structure, empowering its employees with faster decision-making processes and investing in technology and data platforms. As part of this, the Company implemented changes to its organizational structure and recorded a restructuring charge of $200 million to “General and administrative expenses” in the fourth quarter of 2023 within its Corporate and Other operations. The Company expects these continued actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen its competitiveness and fuel future growth.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Revision of Previously Issued Financial Statements

The Company reclassified certain amounts in prior periods to conform to the current period presentation and recorded other adjustments, including the following:

During the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, its segment measure of performance, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024 and each of the four quarters of 2023. As a result, the Company has voluntarily revised its historical adjusted operating income for the relevant periods, resulting in decreases in pre-tax adjusted operating income of $149 million (unaudited) for the nine months ended September 30, 2024, and $55 million for the year ended December 31, 2023. These revisions had no impact to “Net income (loss)” for any period as determined in accordance with GAAP. See Note 23 for additional information regarding adjusted operating income.

The Company corrected the prior period presentation for certain noncontrolling interests, primarily related to consolidated PGIM-managed funds, that contain redemption features that are at the option of the holder and outside of the Company’s control. These noncontrolling interests were previously reported within “Noncontrolling interests” and are now correctly presented as “Mezzanine equity” and totaled $1,153 million, $614 million and $339 million as of December 31, 2023, 2022 and 2021, respectively. The revised mezzanine equity balance of $1,766 million as of December 31, 2023 also reflected other immaterial adjustments.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Excluding the gain on sale recognized in 2022, the Full Service Retirement business generated pre-tax income/(loss) of approximately $(220) million for the year ended December 31, 2022. This amount excludes the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

“Fixed maturities, held-to-maturity, at amortized cost” (“HTM debt securities”) includes bonds that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost, net of the current expected credit loss (“CECL”) allowance. Interest income for HTM debt securities is computed in the same manner as interest income for AFS debt securities. In the third quarter of 2023, the Company changed its intent to hold a portion of its HTM debt securities portfolio, which it would redeem as part of a reinsurance transaction. As a result, beginning September 30, 2023, the entire HTM debt securities portfolio was reclassified to AFS debt securities and recorded at fair value.

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

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other invested assets consists of the Company’s non-coupon investments in limited partnerships and limited liability companies (“LPs/LLCs”), other than joint ventures and other operating entities, as well as wholly-owned investment real estate, derivative assets and other investments. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income (loss).” The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in joint ventures and other operating entities, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. The Company consolidates LPs/LLCs in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 4 for additional information about VIEs.

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

Deferred policy acquisition costs (“DAC”) represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs.” Upon the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of December 31, 2024, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables includes amounts recoverable under reinsurance agreements and receivables that follow the deposit method of accounting (see “Reinsurance” below).

Other assets consists primarily of prepaid pension benefit costs (see Note 19), certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in joint ventures and other operating entities, property and equipment, deferred reinsurance losses (see “Reinsurance” below) and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Trade receivables primarily relate to Assurance IQ (“AIQ”) and are reported net of the CECL allowance. The CECL allowance considers the credit quality of the counterparties and is generally determined based on probability of default and loss given default assumptions. Additions to or releases of the allowance are reported in “General and administrative expenses.” In March 2024, the Company committed to a plan to exit the operations of AIQ.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Investments in joint ventures and other operating entities are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. See Note 9 for additional information regarding investments in joint ventures and other operating entities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (Additional Insurance Reserves or “AIR” liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders’ account balances deposited to fixed and indexed funds and all policy charges including charges for administration, mortality, expense, surrender and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves (“URR”), net of reinsurance, and any DSI or VOBA asset), the existing net reserves are adjusted by first reducing assets such as DSI, VOBA or deferred reinsurance loss by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in “Policyholders’ benefits.” Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Securities sold under agreements to repurchase represents liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third party and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

MEZZANINE EQUITY

Redeemable noncontrolling interests includes redeemable noncontrolling interests associated with certain consolidated PGIM-managed entities. These redeemable noncontrolling interests are classified as “Mezzanine equity” because their redemption is at the option of the holder and not within the control of the Company. Income (loss) attributable to redeemable noncontrolling interests is reported in “Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Additionally, for digital insurance brokerage placement services provided by AIQ, the Company earns both initial and renewal commissions as compensation for the placement of insurance policies with insurance carriers. At the effective date of the policy, the Company records within “Other income (loss)” the expected lifetime revenue for the initial and renewal commissions considering estimates of the timing of future policy cancellations. These estimates are reassessed each reporting period and any changes in estimates are reflected in the current period. In March 2024, the Company committed to a plan to exit the operations of AIQ.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 15 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Reinsurance recoverables and deposit receivables” and amounts payable are included in “Reinsurance and funds withheld payables.” “Reinsurance recoverables and deposit receivables” also includes (1) an embedded derivative on deposit receivables where the Company has ceded fixed indexed annuities; and (2) embedded derivatives associated with receivables from modified coinsurance arrangements where the Company is the reinsurer, and net receivables from modified coinsurance arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the cedant. “Reinsurance and funds withheld payables” also includes amounts payable to the reinsurer under coinsurance with funds withheld or net payables from modified coinsurance arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the Company and contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net.” Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted during the year ended December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements but resulted in expanded disclosures in the Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE)	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.
Effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024, and permits early adoption. The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,869	$584	$5,105	$0	$20,348
Obligations of U.S. states and their political subdivisions	6,590	132	618	0	6,104
Foreign government securities	63,523	1,837	7,881	0	57,479
U.S. public corporate securities	108,883	1,226	11,529	72	98,508
U.S. private corporate securities(1)	45,854	918	2,926	57	43,789
Foreign public corporate securities	23,165	248	1,421	10	21,982
Foreign private corporate securities	38,652	314	4,311	192	34,463
Asset-backed securities(2)	16,979	214	59	0	17,134
Commercial mortgage-backed securities	9,791	29	547	0	9,273
Residential mortgage-backed securities(3)	2,698	15	223	0	2,490
Total fixed maturities, available-for-sale(1)	$341,004	$5,517	$34,620	$331	$311,570
__________
(1)Excludes notes with amortized cost of $14,748 million (fair value, $14,748 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667	$334	$10,161	$4,771	$16,828	$5,105
Obligations of U.S. states and their political subdivisions	1,592	53	3,288	565	4,880	618
Foreign government securities	8,280	349	20,780	7,532	29,060	7,881
U.S. public corporate securities	25,420	1,036	48,152	10,485	73,572	11,521
U.S. private corporate securities	7,581	183	24,846	2,743	32,427	2,926
Foreign public corporate securities	5,751	170	8,084	1,246	13,835	1,416
Foreign private corporate securities	8,702	282	18,862	4,010	27,564	4,292
Asset-backed securities	1,488	11	1,015	48	2,503	59
Commercial mortgage-backed securities	1,092	8	6,432	539	7,524	547
Residential mortgage-backed securities	361	4	1,377	219	1,738	223
Total fixed maturities, available-for-sale	$66,934	$2,430	$142,997	$32,158	$209,931	$34,588

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,718	$95	$12,642	$4,074	$15,360	$4,169
Obligations of U.S. states and their political subdivisions	862	14	3,816	445	4,678	459
Foreign government securities	9,098	542	19,589	4,664	28,687	5,206
U.S. public corporate securities	4,881	103	61,204	9,604	66,085	9,707
U.S. private corporate securities	3,026	69	27,062	2,504	30,088	2,573
Foreign public corporate securities	1,766	37	10,812	1,246	12,578	1,283
Foreign private corporate securities	1,578	120	22,145	3,324	23,723	3,444
Asset-backed securities	846	30	5,886	89	6,732	119
Commercial mortgage-backed securities	287	3	8,251	710	8,538	713
Residential mortgage-backed securities	92	2	1,599	195	1,691	197
Total fixed maturities, available-for-sale	$25,154	$1,015	$173,006	$26,855	$198,160	$27,870

As of December 31, 2024 and 2023, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $33,437 million and $26,879 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,151 million and $991 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2024, the $32,158 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities as well as in foreign government securities. As of December 31, 2023, the $26,855 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities as well as in foreign government securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2024. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2024
	Available-for-sale
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$9,963	$9,930
Due after one year through five years	58,822	57,973
Due after five years through ten years(1)	63,001	61,513
Due after ten years(1)	179,750	153,257
Asset-backed securities	16,979	17,134
Commercial mortgage-backed securities	9,791	9,273
Residential mortgage-backed securities	2,698	2,490
Total	$341,004	$311,570
__________
(1)Excludes notes with amortized cost of $14,748 million (fair value, $14,748 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$36,727	$27,161	$33,010
Proceeds from maturities/prepayments	22,432	17,010	17,957
Gross investment gains from sales and maturities	1,400	973	1,240
Gross investment losses from sales and maturities	(3,553)	(2,183)	(2,589)
Write-downs recognized in earnings(2)	(924)	(81)	(116)
(Addition to) release of allowance for credit losses	(195)	(22)	(24)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$0	$21	$37
(Addition to) release of allowance for credit losses	0	2	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(100) million, $(74) million and $(144) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Amounts represent securities actively marketed for sale, securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis and write-downs on credit adverse securities.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1 million and less than $1 million for the years ended December 31, 2023 and 2022, respectively. There were no fixed maturities, held-to-maturity assets during 2024.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	235	0	0	0	235
Reductions for securities sold during the period	0	(30)	(55)	0	0	0	(85)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(23)	46	(2)	0	0	21
Write-downs charged against the allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$331	$0	$0	$0	$331

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$1	$136	$1	$0	$0	$138
Additions to allowance for credit losses not previously recorded	0	62	99	0	0	0	161
Reductions for securities sold during the period	0	0	(162)	0	0	0	(162)
Additions (reductions) on securities with previous allowance	0	(10)	49	1	0	0	40
Write-downs charged against the allowance	0	0	(17)	0	0	0	(17)
Balance, end of period	$0	$53	$105	$2	$0	$0	$160

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$2	$0	$0	$0	$2
Current period provision for expected losses(1)	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$0	$0
__________
(1)    In the third quarter of 2023, the Company changed its intent to hold a portion of its held-to-maturity portfolio, which was redeemed as part of a recently announced reinsurance transaction. As a result, the entire held-to-maturity portfolio was reclassified to available-for-sale and recorded at fair value.

See Note 2 for additional information about the Company’s methodology for developing its allowance and expected losses.

For the year ended December 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, capital goods and energy sectors within corporate securities, due to adverse projected cash flows. For the year ended December 31, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communication sector within corporate securities, as well as foreign government securities due to adverse projected cash flows, partially offset by a net release on restructured securities within the utility and capital goods sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2024 and 2023.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	December 31, 2024		December 31, 2023
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$68	$67	$81	$79
Foreign government securities	544	539	606	604
Obligations of U.S. government authorities and agencies and obligations of U.S. states	207	220	202	206
Total fixed maturities(1)	819	826	889	889
Equity securities	1,763	2,881	1,607	2,279
Total assets supporting experience-rated contractholder liabilities(2)	$2,582	$3,707	$2,496	$3,168
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both December 31, 2024 and 2023.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both December 31, 2024 and 2023.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $495 million, $440 million and $(737) million during the years ended December 31, 2024, 2023 and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(551) million, $518 million and $(1,427) million during the years ended December 31, 2024, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $735 million, $612 million and $(914) million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$56,457	$51,177	$62,591	$61,484
Fixed maturities, trading	18	18	19	19
Assets supporting experience-rated contractholder liabilities	472	462	522	514
Total	$56,947	$51,657	$63,132	$62,017

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,753	$2,251	$3,028	$2,992
Fixed maturities, trading	44	40	0	0
Short-term investments	2	2	0	0
Cash equivalents	228	228	427	427
Total	$3,027	$2,521	$3,455	$3,419

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$7,867	12.7%	$8,402	14.2%
Retail	5,552	9.0	5,384	9.1
Apartments/Multi-Family	17,522	28.3	16,555	28.0
Industrial	16,900	27.3	15,263	25.8
Hospitality	1,831	3.0	2,086	3.5
Other	4,386	7.1	4,069	6.9
Total commercial mortgage loans	54,058	87.4	51,759	87.5
Agricultural property loans	7,775	12.6	7,426	12.5
Total commercial mortgage and agricultural property loans	61,833	100.0%	59,185	100.0%
Allowance for credit losses	(528)		(459)
Total net commercial mortgage and agricultural property loans	61,305		58,726
Other loans:
Uncollateralized loans	595		425
Residential property loans	19		30
Other collateralized loans	468		125
Total other loans	1,082		580
Allowance for credit losses	(46)		(1)
Total net other loans	1,036		579
Total net commercial mortgage and other loans(1)	$62,341		$59,305
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of December 31, 2024 and 2023, the net carrying value of these loans was $702 million and $519 million, respectively.

As of December 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Texas (7%) and Florida (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Asia (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2021	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	72	9	0	0	(1)	80
Other	5	0	0	0	(1)	4
Balance at December 31, 2022	188	13	0	0	2	203
Addition to (release of) allowance for expected losses	282	3	0	0	(1)	284
Write-downs charged against the allowance	(29)	0	0	0	0	(29)
Other	2	0	0	0	0	2
Balance at December 31, 2023	443	16	0	0	1	460
Addition to (release of) allowance for expected losses	100	110	0	32	13	255
Write-downs charged against the allowance	(132)	(5)	0	0	0	(137)
Other	(4)	0	0	0	0	(4)
Balance at December 31, 2024	$407	$121	$0	$32	$14	$574

See Note 2 for additional information about the Company’s methodology for developing the allowance and expected losses.

For the year ended December 31, 2024, net additions to the allowance for credit losses on commercial mortgage and other loans were primarily related to increases in loan-specific reserves within agricultural property loans and commercial mortgage loans within the retail and office sectors along with the establishment of general reserves for both the collateralized and uncollateralized loan portfolios. For the year ended December 31, 2023, net additions to the allowance for credit losses on commercial mortgage and other loans were primarily related to increases to the portfolio reserve to reflect declining market conditions and increases in loan-specific reserves within the office sector.

For the year ended December 31, 2024, there were $137 million of write-downs charged against the allowance of which $132 million was related to a loan originated in 2016 and $5 million related to a loan originated in 2015. For the year ended December 31, 2023, there were $29 million of write-downs charged against the allowance for credit losses related to a loan originated in 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$2,122	$1,492	$1,183	$2,295	$1,378	$16,652	$36	$25,158
60%-69.99%	4,726	2,287	1,013	2,192	846	5,113	0	16,177
70%-79.99%	809	1,326	953	1,327	446	2,293	0	7,154
80% or greater	48	135	482	216	281	4,407	0	5,569
Total	$7,705	$5,240	$3,631	$6,030	$2,951	$28,465	$36	$54,058
Debt Service Coverage Ratio:
Greater than 1.2x	$6,771	$4,563	$3,283	$5,929	$2,795	$25,790	$0	$49,131
1.0 - 1.2x	745	527	313	43	102	1,279	36	3,045
Less than 1.0x	189	150	35	58	54	1,396	0	1,882
Total	$7,705	$5,240	$3,631	$6,030	$2,951	$28,465	$36	$54,058
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$657	$371	$877	$2,004	$679	$1,491	$122	$6,201
60%-69.99%	87	555	125	10	53	43	0	873
70%-79.99%	0	0	0	6	0	3	0	9
80% or greater	0	6	521	0	71	42	52	692
Total	$744	$932	$1,523	$2,020	$803	$1,579	$174	$7,775
Debt Service Coverage Ratio:
Greater than 1.2x	$688	$864	$932	$1,967	$739	$1,384	$122	$6,696
1.0 - 1.2x	56	63	530	45	23	98	52	867
Less than 1.0x	0	5	61	8	41	97	0	212
Total	$744	$932	$1,523	$2,020	$803	$1,579	$174	$7,775

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

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties as of the dates indicated:

	Year Ended December 31, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$337	0.6%	$63	0.1%
Agricultural property loans	$3	0.0%	$0	0.0%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The modifications added less than one year to the weighted average life in both the commercial mortgage and agricultural property loan portfolios.

During the year ended December 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$53,873	$0	$3	$182	$185	$54,058	$220
Agricultural property loans	7,012	0	21	742	763	7,775	767
Residential property loans	19	0	0	0	0	19	0
Other collateralized loans	468	0	0	0	0	468	0
Uncollateralized loans	595	0	0	0	0	595	25
Total	$61,967	$0	$24	$924	$948	$62,915	$1,012
__________
(1)As of December 31, 2024, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $16 million and $3 million for the years ended December 31, 2024 and 2023, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $207 million and $126 million as of December 31, 2024 and 2023, respectively.

The Company did not have any losses on commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2024 and 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2024	2023
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,615	$8,929
Hedge funds	3,143	3,164
Real estate-related(1)	2,661	2,256
Subtotal equity method	16,419	14,349
Fair value:
Private equity	1,076	1,247
Hedge funds	2,080	2,078
Real estate-related	951	800
Subtotal fair value	4,107	4,125
Total LPs/LLCs	20,526	18,474
Real estate held through direct ownership(2)	1,743	1,794
Total alternative assets	22,269	20,268
Credit-like instruments(3)	933	0
Derivative instruments	1,597	1,100
Other(1)(4)	1,552	1,487
Total other invested assets	$26,351	$22,855
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of December 31, 2024 and 2023, real estate held through direct ownership had mortgage debt of $185 million and $158 million, respectively.
(3)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within Other invested assets.
(4)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 18.

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Redeemable noncontrolling interests” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $788 million and $712 million as of December 31, 2024 and 2023, respectively. There were $450 million and $404 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2024 and 2023, respectively, and the master funds had gross assets of $43,004 million and $37,046 million, respectively, and gross liabilities of $41,370 million and $35,344 million, respectively, which are not included on the Company’s Consolidated Statements of Financial Position.

Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method, including the Company’s investments in joint ventures and other operating entities that are described in more detail in Note 9. Changes between periods in the tables below reflect changes in the activities within the joint ventures and other operating entities and LPs/LLCs, as well as changes in the Company’s level of investment in such entities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2024	2023
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$803,096	$681,739
Total liabilities(2)	$59,358	$61,785
Partners’ capital	743,738	619,954
Total liabilities and partners’ capital	$803,096	$681,739
Equity in LP/LLC interests included above	$16,586	$14,895
Equity in LP/LLC interests not included above	1,003	968
Carrying value	$17,589	$15,863
__________
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$86,249	$43,325	$28,299
Total expenses(2)	(22,327)	(14,551)	(3,608)
Net earnings (losses)	$63,922	$28,774	$24,691
Equity in net earnings (losses) included above	$1,112	$620	$641
Equity in net earnings (losses) of LP/LLC interests not included above	(245)	22	16
Total equity in net earnings (losses)	$867	$642	$657
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2024	2023
	(in millions)
Fixed maturities	$2,892	$2,727
Equity securities	8	6
Commercial mortgage and other loans	228	224
Policy loans	236	259
Other invested assets	12	23
Short-term investments and cash equivalents	65	48
Total accrued investment income	$3,441	$3,287
Write-downs on accrued investment income were $2 million and less than $1 million for the years ended December 31, 2024 and 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities, available-for-sale(1)	$14,948	$13,305	$11,773
Fixed maturities, held-to-maturity(1)	0	148	213
Fixed maturities, trading	555	292	233
Assets supporting experience-rated contractholder liabilities	56	45	167
Equity securities	206	197	160
Commercial mortgage and other loans	2,591	2,279	2,196
Policy loans	492	499	499
Other invested assets	1,326	1,347	1,240
Short-term investments and cash equivalents	1,171	954	406
Gross investment income	21,345	19,066	16,887
Less: investment expenses	(1,436)	(1,201)	(850)
Net investment income	$19,909	$17,865	$16,037
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $21 million in commercial mortgage and other loans as of December 31, 2024. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2024.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities(1)	$(3,272)	$(1,311)	$(1,487)
Commercial mortgage and other loans	(236)	(255)	(133)
Investment real estate	0	45	83
LPs/LLCs	57	72	(120)
Derivatives	678	(2,234)	(2,851)
Other(2)	(656)	68	1
Realized investment gains (losses), net	$(3,429)	$(3,615)	$(4,507)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2024	2023	2022
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$6	$(72)	$(45)
Fixed maturity securities, available-for-sale without an allowance	(29,109)	(18,045)	(27,545)
Derivatives designated as cash flow hedges(1)	1,780	869	2,616
Derivatives designated as fair value hedges(1)	(64)	(60)	(54)
Other investments(2)	106	57	24
Net unrealized gains (losses) on investments	$(27,281)	$(17,251)	$(25,004)
__________
(1)For additional information regarding cash flow and fair value hedges, see Note 5.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	December 31, 2024				December 31, 2023
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,450	$0	$0	$6,450	$5,693	$0	$0	$5,693
U.S. public corporate securities	0	327	0	327	0	118	0	118
Foreign public corporate securities	0	19	0	19	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	245	0	0	245
Residential mortgage-backed securities	0	0	0	0	0	0	0	0
Total securities sold under agreements to repurchase	$6,450	$346	$0	$6,796	$5,938	$118	$0	$6,056

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	46	0	46	67	0	67
Foreign government securities	122	6	128	242	0	242
U.S. public corporate securities	7,506	403	7,909	4,399	420	4,819
Foreign public corporate securities	1,181	118	1,299	649	76	725
Equity securities	238	0	238	623	0	623
Total cash collateral for loaned securities(1)	$9,094	$527	$9,621	$5,981	$496	$6,477
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

	December 31,
	2024	2023
	(in millions)
Fixed maturities, available for sale	$22,891	$21,187
Fixed maturities, trading	201	50
Separate account assets	442	1,468
Equity securities	476	827
Short-term investments	351	0
Other	357	336
Total securities pledged(1)	$24,718	$23,868
__________
(1)These assets are reported on the Company's Consolidated Statements of Financial Position.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2024	2023
	(in millions)
Securities sold under agreements to repurchase	$6,796	$6,056
Cash collateral for loaned securities	9,621	6,477
Policyholders’ account balances(1)	2,501	2,501
Separate account liabilities	454	1,507
Short-term debt	1	0
Long-term debt	99	27
Other liabilities(2)	4,762	4,181
Total liabilities supported by the pledged collateral	$24,234	$20,749
__________
(1)Includes funding agreements issued to the Federal Home Loan Bank of New York.
(2)Primarily includes liabilities associated with derivative counterparties.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was $1,920 million as of December 31, 2024 (the largest components of which included $265 million of securities and $1,655 million of cash from OTC derivative counterparties) and $717 million as of December 31, 2023 (the largest components of which included $388 million of securities and $329 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2024	2023
	(in millions)
Assets on deposit with governmental authorities or trustees	$10	$8
Assets held in voluntary trusts(1)	533	510
Assets held in trust related to reinsurance and other agreements(2)	13,236	13,214
Securities restricted as to sale(3)	142	144
Total assets on deposit, assets held in trust and securities restricted as to sale	$13,921	$13,876
__________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $16.0 billion and $25.7 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2024 and 2023, respectively.
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Fixed maturities, available-for-sale	$1,250	$539	$716	$836
Fixed maturities, trading	166	943	0	0
Equity securities	80	106	0	0
Commercial mortgage and other loans	681	764	490	0
Other invested assets	6,379	4,319	500	485
Cash and cash equivalents	308	302	0	0
Accrued investment income	6	7	3	3
Other assets	644	1,023	613	636
Total assets of consolidated VIEs	$9,514	$8,003	$2,322	$1,960
Other liabilities	$218	$588	$1	$0
Notes issued by consolidated VIEs(2)	1,392	1,374	38	0
Total liabilities of consolidated VIEs	$1,610	$1,962	$39	$0
__________
(1)Total assets of consolidated VIEs reflect $3,835 million and $4,003 million as of December 31, 2024 and 2023, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2024, the maturities of these obligations were between 5 and 14 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,529 million and $1,165 million at December 31, 2024 and 2023, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $21,847 million and $18,796 million as of December 31, 2024 and 2023, respectively. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant.

5.DERIVATIVES AND HEDGING

Types of Derivative and Hedging Instruments

Interest Rate Contracts

Interest rate swaps, interest rate total return swaps, options and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under interest rate total return swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on a fixed income market index and Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Equity Contracts

Equity options, equity total return swaps, and futures are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

Equity total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an equity asset (or equity market index) and SOFR plus an associated funding spread based on a notional amount. The Company generally uses equity total return swaps to hedge the effect of adverse changes in equity indices.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Embedded Derivatives. The Company offers certain products (for example, indexed universal life) which may include features that are accounted for as embedded derivatives. These embedded derivatives are carried at fair value through “Realized investment gains (losses), net” based on the change in value of the underlying contractual features, which are determined using valuation models. As part of certain funds withheld reinsurance and modified coinsurance arrangements that are described in Note 15, the reinsurance arrangements may contain embedded derivatives, which would also be carried at fair value through “Realized investment gains (losses), net” based on the total return of the underlying asset portfolio.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,601 million and $1,103 million as of December 31, 2024 and 2023, respectively, and total derivative liabilities of $4,751 million and $4,181 million as of December 31, 2024 and 2023, respectively, reflected in the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024			December 31, 2023
Primary Underlying Risk / Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$4,260	$11	$(404)	$3,582	$55	$(252)
Interest Rate Forwards	10	0	0	0	0	0
Foreign Currency
Foreign Currency Forwards	4,771	92	(197)	4,748	43	(195)
Currency/Interest Rate
Foreign Currency Swaps	31,301	2,652	(368)	27,933	1,952	(676)
Total Derivatives Designated as Hedge Accounting Instruments	$40,342	$2,755	$(969)	$36,263	$2,050	$(1,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$228,392	$11,272	$(24,802)	$224,445	$8,604	$(21,599)
Interest Rate Futures	9,773	6	(21)	10,448	7	(26)
Interest Rate Options	34,005	430	(1,583)	32,718	292	(1,095)
Interest Rate Forwards	2,544	9	(80)	3,678	39	(14)
Interest Rate Total Return Swaps	485	4	(2)	0	0	0
Foreign Currency
Foreign Currency Forwards	27,819	1,625	(1,181)	27,686	965	(954)
Currency/Interest Rate
Foreign Currency Swaps	7,525	658	(129)	7,771	502	(164)
Credit
Credit Default Swaps	4,027	90	0	3,446	64	0
Equity
Equity Futures	2,019	6	(7)	672	1	(2)
Equity Options	104,438	4,507	(3,790)	51,792	1,688	(1,662)
Equity Total Return Swaps	9,796	331	(327)	9,237	48	(514)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	76,416	1	(1)	78,009	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$508,489	$18,939	$(31,923)	$451,152	$12,211	$(26,031)
Total Derivatives(2)(3)	$548,831	$21,694	$(32,892)	$487,415	$14,261	$(27,154)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,783 million (including the Prismic funds withheld-related embedded derivative net liability of $(91) million) and $8,096 million (including the Prismic funds withheld-related embedded derivative net liability of $508 million) as of December 31, 2024, and 2023, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

As of December 31, 2024, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024		December 31, 2023
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$216	$11	$224	$19
Policyholders’ account balances	$(1,510)	$327	$(810)	$219
Future policy benefits	$(2,280)	$423	$(2,441)	$298
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

Offsetting Assets and Liabilities

The following tables present recognized derivative instruments (excluding embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position:

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,574	$(20,093)	$1,481	$(696)	$785
Securities purchased under agreement to resell	277	0	277	(277)	0
Total Assets	$21,851	$(20,093)	$1,758	$(973)	$785
Offsetting of Financial Liabilities:
Derivatives	$32,891	$(28,141)	$4,750	$(4,403)	$347
Securities sold under agreement to repurchase	6,796	0	6,796	(6,796)	0
Total Liabilities	$39,687	$(28,141)	$11,546	$(11,199)	$347

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$14,169	$(13,158)	$1,011	$(240)	$771
Securities purchased under agreement to resell	388	0	388	(363)	25
Total Assets	$14,557	$(13,158)	$1,399	$(603)	$796
Offsetting of Financial Liabilities:
Derivatives	$27,154	$(22,973)	$4,181	$(3,775)	$406
Securities sold under agreement to repurchase	6,056	0	6,056	(5,811)	245
Total Liabilities	$33,210	$(22,973)	$10,237	$(9,586)	$651
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

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$8	$0	$0	$0	$0	$(119)	$(125)	$0
Currency	0	0	0	0	0	0	(31)	0
Total gains (losses) on derivatives designated as hedge instruments	8	0	0	0	0	(119)	(156)	0
Gains (losses) on the hedged item:
Interest Rate	(8)	0	12	0	0	109	95	0
Currency	0	0	0	0	0	0	31	0
Total gains (losses) on hedged item	(8)	0	12	0	0	109	126	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(10)	(4)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(10)	(4)
Total gains (losses) on fair value hedges net of hedged item	0	0	12	0	0	(10)	(40)	(4)
Cash flow hedges
Interest Rate	(15)	0	(16)	0	0	0	0	2
Currency	0	0	0	0	0	0	0	52
Currency/Interest Rate	78	0	328	207	0	0	0	857
Total gains (losses) on cash flow hedges	63	0	312	207	0	0	0	911
Net investment hedges
Currency	0	0	0	0	0	0	0	27
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,554)	(2,313)	0	0	0	0	0	0
Currency	263	0	0	0	0	0	0	0
Currency/Interest Rate	292	0	0	2	0	0	0	0
Credit	109	0	0	0	0	0	0	0
Equity	3,257	(852)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives (2)	(1,752)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	615	(3,165)	0	2	0	0	0	0
Total	$678	$(3,165)	$324	$209	$0	$(10)	$(40)	$934

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$2	$0	$0	$0	$0	$(31)	$(39)	$0
Currency	(1)	0	(1)	0	0	0	104	0
Total gains (losses) on derivatives designated as hedge instruments	1	0	(1)	0	0	(31)	65	0
Gains (losses) on the hedged item:
Interest Rate	(2)	0	13	0	0	2	10	0
Currency	1	0	1	0	0	0	(102)	0
Total gains (losses) on hedged item	(1)	0	14	0	0	2	(92)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(8)	(6)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(8)	(6)
Total gains (losses) on fair value hedges net of hedged item	0	0	13	0	0	(29)	(35)	(6)
Cash flow hedges
Interest Rate	(21)	0	(16)	0	0	0	0	23
Currency	8	0	0	0	0	0	0	(122)
Currency/Interest Rate	74	0	315	(189)	0	0	0	(1,648)
Total gains (losses) on cash flow hedges	61	0	299	(189)	0	0	0	(1,747)
Net investment hedges
Currency	0	0	0	0	0	0	0	12
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	12
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(285)	(1,657)	0	0	0	0	0	0
Currency	(567)	0	0	3	0	0	0	0
Currency/Interest Rate	(211)	0	0	(3)	0	0	0	0
Credit	164	0	0	0	0	0	0	0
Equity	1,751	(929)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives (2)	(3,133)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,281)	(2,586)	0	0	0	0	0	0
Total	$(2,220)	$(2,586)	$312	$(189)	$0	$(29)	$(35)	$(1,741)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$39	$0	$(5)	$0	$0	$(375)	$(438)	$0
Currency	(28)	0	(2)	0	0	0	(224)	0
Total gains (losses) on derivatives designated as hedge instruments	11	0	(7)	0	0	(375)	(662)	0
Gains (losses) on the hedged item:
Interest Rate	(39)	0	14	0	0	387	448	0
Currency	31	0	9	0	0	0	225	0
Total gains (losses) on hedged item	(8)	0	23	0	0	387	673	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	(19)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	(19)
Total gains (losses) on fair value hedges net of hedged item	3	0	16	0	0	12	7	(19)
Cash flow hedges
Interest Rate	(4)	0	(3)	0	0	0	0	(217)
Currency	15	0	0	0	0	0	0	191
Currency/Interest Rate	121	0	299	477	0	0	0	1,623
Total gains (losses) on cash flow hedges	132	0	296	477	0	0	0	1,597
Net investment hedges
Currency	0	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,410)	(6,483)	0	0	0	0	0	0
Currency	(400)	0	0	(3)	0	0	0	0
Currency/Interest Rate	854	0	0	6	0	0	0	0
Credit	5	0	0	0	0	0	0	0
Equity	6	1,403	0	0	0	0	0	0
Other	2	0	0	0	0	0	0	0
Embedded Derivatives (2)	(26)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,969)	(5,080)	0	3	0	0	0	0
Total	$(2,834)	$(5,080)	$312	$480	$0	$12	$7	$1,580

__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $78 million, $28 million, and $134 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Includes the Prismic funds withheld-related embedded derivative realized gain (loss) of $598 million and $(508) million for the years ended December 31, 2024 and 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI
Interest Rate	(224)
Currency	206
Currency/Interest Rate	2,520
Total amount recorded in AOCI	2,502
Amount reclassified from AOCI to income
Interest Rate	7
Currency	(15)
Currency/Interest Rate	(897)
Total amount reclassified from AOCI to income	(905)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI
Interest Rate	(15)
Currency	(108)
Currency/Interest Rate	(1,448)
Total amount recorded in AOCI	(1,571)
Amount reclassified from AOCI to income
Interest Rate	38
Currency	(14)
Currency/Interest Rate	(200)
Total amount reclassified from AOCI to income	(176)
Balance, December 31, 2023	$869
Amount recorded in AOCI
Interest Rate	(28)
Currency	55
Currency/Interest Rate	1,469
Total amount recorded in AOCI	1,496
Amount reclassified from AOCI to income
Interest Rate	30
Currency	(3)
Currency/Interest Rate	(612)
Total amount reclassified from AOCI to income	(585)
Balance, December 31, 2024	$1,780

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2024 values, it is estimated that a pre-tax gain of approximately $405 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2025.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $104 million for the year ended December 31, 2024, $39 million for the year ended December 31, 2023, and $134 million for the year ended December 31, 2022.

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

	December 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	40	0	0	0	0	662	50	4,027	90
Total	$0	$0	$0	$0	$3,365	$40	$0	$0	$0	$0	$662	$50	$4,027	$90

	December 31, 2023
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	2,723	19	0	0	89	5	634	40	3,446	64
Total	$0	$0	$0	$0	$2,723	$19	$0	$0	$89	$5	$634	$40	$3,446	$64
__________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 3% of the index reference name rated as NAIC 6 as of December 31, 2024, and 2023, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company has no exposure on purchased credit protection as of December 31, 2024, and 2023.

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

As of December 31, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain commercial mortgage loans, short-term investments, certain cash equivalents (primarily commercial paper), and certain OTC derivatives.

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

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,348	$0	$	$20,348
Obligations of U.S. states and their political subdivisions	0	6,098	6		6,104
Foreign government securities	0	57,472	7		57,479
U.S. corporate public securities	0	98,442	66		98,508
U.S. corporate private securities(2)	0	39,848	3,941		43,789
Foreign corporate public securities	0	21,946	36		21,982
Foreign corporate private securities	0	32,675	1,788		34,463
Asset-backed securities(3)	0	15,654	1,480		17,134
Commercial mortgage-backed securities	0	8,420	853		9,273
Residential mortgage-backed securities	0	2,490	0		2,490
Subtotal	0	303,393	8,177		311,570
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	220	0		220
Foreign government securities	0	539	0		539
Corporate securities	0	67	0		67
Equity securities	1,522	1,359	0		2,881
Subtotal	1,522	2,185	0		3,707
Market risk benefit assets	0	0	2,331		2,331
Fixed maturities, trading	0	10,544	1,986		12,530
Equity securities	7,154	1,745	518		9,417
Commercial mortgage and other loans	0	469	233		702
Other invested assets(5)	10	21,683	953	(20,093)	2,553
Short-term investments	1,896	6,238	461		8,595
Cash equivalents	326	10,365	0		10,691
Reinsurance recoverables and deposit receivables	0	236	613		849
Other assets	0	0	0		0
Separate account assets(6)(7)	8,441	157,999	232		166,672
Total assets	$19,349	$514,857	$15,504	$(20,093)	$529,617
Market risk benefit liabilities	$0	$0	$4,455	$	$4,455
Policyholders’ account balances	0	0	12,746		12,746
Reinsurance and funds withheld payables	0	(118)	0		(118)
Other liabilities	28	32,863	1	(28,141)	4,751
Notes issued by consolidated VIEs	0	0	60		60
Total liabilities	$28	$32,745	$17,262	$(28,141)	$21,894

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,796	$0	$	$21,796
Obligations of U.S. states and their political subdivisions	0	8,451	7		8,458
Foreign government securities	0	70,182	8		70,190
U.S. corporate public securities	0	98,097	75		98,172
U.S. corporate private securities(2)	0	38,199	2,821		41,020
Foreign corporate public securities	0	19,576	67		19,643
Foreign corporate private securities	0	30,447	1,843		32,290
Asset-backed securities(3)	0	12,236	359		12,595
Commercial mortgage-backed securities	0	8,954	938		9,892
Residential mortgage-backed securities	0	2,265	0		2,265
Subtotal	0	310,203	6,118		316,321
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	206	0		206
Foreign government securities	0	604	0		604
Corporate securities	0	79	0		79
Equity securities	1,004	1,275	0		2,279
Subtotal	1,004	2,164	0		3,168
Market risk benefit assets	0	0	1,981		1,981
Fixed maturities, trading	0	9,361	429		9,790
Equity securities(4)	5,953	1,538	512		8,003
Commercial mortgage and other loans	0	519	0		519
Other invested assets(5)	27	14,234	846	(13,158)	1,949
Short-term investments	125	3,746	29		3,900
Cash equivalents	2,240	8,058	4		10,302
Reinsurance recoverables and deposit receivables	0	(75)	224		149
Other assets	0	0	11		11
Separate account assets(6)(7)	8,925	161,793	1,094		171,812
Total assets	$18,274	$511,541	$11,248	$(13,158)	$527,905
Market risk benefit liabilities	$0	$0	$5,467	$	$5,467
Policyholders’ account balances	0	0	7,752		7,752
Reinsurance and funds withheld payables	0	490	0		490
Other liabilities	35	27,112	1	(22,973)	4,175
Notes issued by consolidated VIEs	0	0	778		778
Total liabilities	$35	$27,602	$13,998	$(22,973)	$18,662
__________
(1)“Netting” amounts represent cash collateral of $(8,049) million and $(9,815) million as of December 31, 2024 and 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $14,748 million (carrying amount of $14,748 million) and $12,370 million (carrying amount of $12,370 million) as of December 31, 2024 and 2023, respectively, which have been offset with the associated debt under a netting agreement.
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
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of December 31, 2024 and 2023, the fair value of such investments was $5,021 million and $4,125 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of December 31, 2024 and 2023, the fair value of such investments was $26,700 million and $27,076 million, respectively.
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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2024 and 2023, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, perpetual preferred stock, privately-traded securities, as well as mutual fund shares. The fair values of most publicly-traded equity securities are based on quoted prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

Reinsurance Recoverables and Deposit Receivables—Reinsurance recoverables and deposit receivables primarily include (1) an embedded derivative on deposit receivables where the Company has ceded fixed indexed annuities; and (2) embedded derivatives associated with receivables from modified coinsurance arrangements where the Company is the reinsurer, and net receivables from modified coinsurance arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the cedant.

Other Assets—Other assets reflected in Level 3 includes the fair value of strategic investments held and accounted for using the fair value option.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over SOFR into the discount rate used in determining the fair value of OTC derivative liabilities after netting of collateral. Rates used to discount expected cash flows to value OTC derivative assets reflect the terms of the Credit Support Annex (“CSA”).

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

Reinsurance and Funds Withheld Payables—Reinsurance and funds withheld payables primarily includes an embedded derivative associated with certain funds withheld reinsurance arrangements that are described in Note 15 which represents a total return swap associated with the assets supporting the liability to the reinsurer. The fair value is determined based on the valuation of the underlying funds withheld assets identified to support the payable due to the applicable reinsurance counterparties.

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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,763	Discounted cash flow	Discount rate	0.95%	20.00%	10.36%	Decrease
		Market comparables	EBITDA multiples(4)	3.0X	8.8X	7.6X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset backed securities	$529	Discounted cash flow	Discount rate	2.30%	10.70%	6.08%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,331	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$209	Discounted cash flow(5)	Discount rate(5)	0.16%	40%		Decrease
		Market comparables	EBITDA multiples(4)	5.5X	12.2X	6.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$779	Increase
Reinsurance recoverables and deposit receivables	$613	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,455	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.29%	1.71%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$12,741	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.29%	1.73%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,311	Discounted cash flow	Discount rate	0.57%	20.00%	8.65%	Decrease
		Market comparables	EBITDA multiples(4)	5.5X	8.8X	7.4X	Increase
		Liquidation	Liquidation value	3.55%	68.00%	57.63%	Increase
Commercial mortgage-backed securities	$938	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.70%	Decrease
Market risk benefit assets(6)	$1,981	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.41%	1.82%		Increase
			Utilization rate(10)	38%	95%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$246	Discounted cash flow	Discount rate(5)	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.0X	6.3X	Increase
		Net Asset Value	Share price	$3	$1,714	$733	Increase
Liabilities:
Market risk benefit liabilities(6)	$5,467	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.41%	1.82%		Decrease
			Utilization rate(10)	38%	95%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$7,752	Discounted cash flow	Lapse rate(8)	1%	80%		Decrease
			Spread over SOFR(9)	0.41%	1.85%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(7)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.
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
(9)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2024 and 2023, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 15 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2024 and 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of December 31, 2024 and 2023, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$(1)	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(253)	2,181	(145)	0	(806)	(144)	250	(58)	5,831	(227)
Structured securities(4)	1,297	5	2,764	(244)	0	(125)	(494)	67	(937)	2,333	(2)
Other assets:
Fixed maturities, trading	429	(67)	1,826	(56)	0	(218)	1	466	(395)	1,986	(64)
Equity securities	512	(22)	153	(55)	0	(67)	5	2	(10)	518	(6)
Commercial mortgages and other loans	0	0	0	0	210	0	23	0	0	233	0
Other invested assets	846	(85)	175	(2)	0	0	19	0	0	953	(85)
Short-term investments	29	0	488	(25)	0	(6)	(25)	0	0	461	1
Cash equivalents	4	0	5	0	0	0	(9)	0	0	0	0
Reinsurance recoverables and deposit receivables	224	144	223	0	0	(66)	88	0	0	613	78
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(61)	322	(1,061)	0	(14)	0	12	(60)	232	(24)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(2,785)	0	0	(2,254)	0	45	0	0	(12,746)	1,165
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(5)	0	0	(60)	0	783	0	0	(60)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(269)	$0	$0	$22	$(1)	$(240)	$0	$0	$10
Other assets:
Fixed maturities, trading	0	(69)	0	0	2	0	(64)	0	0
Equity securities	0	(22)	0	0	0	0	(6)	0	0
Commercial mortgages and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(84)	0	0	0	(1)	(84)	0	0
Short-term investments	(1)	0	0	0	1	0	0	0	1
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	144	0	0	0	0	78	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(61)	0	0	0	0	(24)	0
Liabilities:
Policyholders’ account balances	(2,785)	0	0	0	0	1,165	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(5)	0	0	0	0	0	0	0

	Year Ended December 31, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(8)	Transfers out of Level 3(8)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$0	$7	$0
Foreign government	8	0	0	0	0	0	0	0	0	8	0
Corporate securities(3)	3,858	26	1,864	(211)	0	(988)	26	418	(187)	4,806	19
Structured securities(4)	1,289	(47)	587	(6)	0	(38)	(81)	113	(520)	1,297	(56)
Other assets:
Fixed maturities, trading	304	11	129	(39)	0	(23)	88	17	(58)	429	5
Equity securities	627	26	45	(75)	0	(36)	(41)	3	(37)	512	12
Commercial mortgages and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	539	(38)	361	(16)	0	0	0	0	0	846	(38)
Short-term investments	18	5	49	0	0	(43)	0	0	0	29	0
Cash equivalents	0	0	4	0	0	0	0	0	0	4	0
Reinsurance recoverables and deposit receivables	141	(40)	146	0	0	(23)	0	0	0	224	(63)
Other assets(7)	11	0	0	0	0	0	0	0	0	11	0
Separate account assets	1,081	55	450	(368)	0	(68)	0	50	(106)	1,094	42
Liabilities:
Policyholders’ account balances(5)	(3,492)	(2,601)	0	0	(1,664)	0	5	0	0	(7,752)	(322)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	9	0	0	0	0	(787)	0	0	(778)	9

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(25)	$0	$0	$(5)	$9	$(7)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	9	0	0	2	0	5	0	0
Equity securities	(1)	27	0	0	0	0	12	0	0
Commercial mortgages and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(4)	(34)	0	0	0	(4)	(34)	0	0
Short-term investments	3	0	0	0	2	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(40)	0	0	0	0	(63)	0	0	0
Other assets(7)	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	55	0	0	0	0	42	0
Liabilities:
Policyholders’ account balances	(2,601)	0	0	0	0	(322)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	9	0	0	0	0	9	0	0

	Year Ended December 31, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(89)	$0	$0	$(783)	$8	$(101)	$0	$0	$(782)
Other assets:
Fixed maturities, trading	0	(16)	0	0	0	0	(17)	0	0
Equity securities	0	(18)	0	0	0	0	(39)	0	0
Commercial mortgages and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(12)	24	0	0	0	(12)	24	0	0
Short-term investments	(5)	0	0	0	0	(6)	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Reinsurance recoverables and deposit receivables	44	0	0	0	0	48	0	0	0
Other assets(7)	0	0	0	67	0	0	0	0	0
Separate account assets	0	0	(215)	0	0	0	0	(211)	0
Liabilities:
Policyholders’ account balances	(66)	0	0	0	0	67	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(6)Excludes MRB assets of $2,331 million and $1,981 million and MRB liabilities of $4,455 million and $5,467 million as of December 31, 2024 and 2023, respectively. See Note 14 for additional information.
(7)Prior period amounts have been updated to conform to current period presentation.

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

	As of December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,725	$1	$	$11,733
Currency	0	1,717	0		1,717
Credit	0	90	0		90
Currency/Interest Rate	0	3,310	0		3,310
Equity	3	4,841	0		4,844
Netting(1)				(20,093)	(20,093)
Total derivative assets	$10	$21,683	$1	$(20,093)	$1,601
Derivative Liabilities:
Interest Rate	$21	$26,871	$1	$	$26,893
Currency	0	1,378	0		1,378
Credit	0	0	0		0
Currency/Interest Rate	0	497	0		497
Equity	7	4,117	0		4,124
Netting(1)				(28,141)	(28,141)
Total derivative liabilities	$28	$32,863	$1	$(28,141)	$4,751

	As of December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$8,990	$1	$	$8,998
Currency	0	1,008	0		1,008
Credit	0	64	0		64
Currency/Interest Rate	0	2,454	0		2,454
Equity	19	1,718	0		1,737
Netting(1)				(13,158)	(13,158)
Total derivative assets	$26	$14,234	$1	$(13,158)	$1,103
Derivative Liabilities:
Interest Rate	$26	$22,960	$1	$	$22,987
Currency	0	1,149	0		1,149
Credit	0	0	0		0
Currency/Interest Rate	0	840	0		840
Equity	10	2,168	0		2,178
Netting(1)				(22,973)	(22,973)
Total derivative liabilities	$36	$27,117	$1	$(22,973)	$4,181

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

	Year Ended December 31, 2024
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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Gains (Losses):
Commercial mortgage loans(1)	$0	$(29)	$0
Mortgage servicing rights(2)	$0	$0	$(1)
Investment real estate	$(12)	$(17)	$(12)
Investment in JV/LP and Other	$(7)	$(76)	$(129)
Goodwill(4)	$0	$(177)	$(903)

	Year Ended December 31,
	2024	2023
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$34
Mortgage servicing rights(2)	$0	$0
Investment real estate(3)	$73	$113
Investment in JV/LP and Other(3)	$128	$186
Goodwill(4)	$0	$0
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
(3)Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and June 30, 2024 and September 30, 2024 for “Investment real estate.” Reported carrying values for 2023 include values as of the measurement periods of June 30, 2023 for “Investment real estate” and June 30, 2023 and December 31, 2023 for “Investment in JV/LP and Other.”
(4)The Company recognized a goodwill impairment charge for AIQ in 2023 and 2022. The fair value was determined using weighting of an income approach based on discounted cash flow valuation techniques and a market approach based on forward market multiples of comparable publicly traded companies. The valuation in each year included unobservable inputs such as forecasted cash flows, discount rate applied, expected synergies and business growth rate assumptions under the income approach and forward market multiples of comparable peer companies and an implied control premium under the market approach. The inputs and assumptions applied are consistent with how a market participant would value AIQ and the related goodwill. See Note 10 for additional information.
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

The following tables present information regarding assets and liabilities where the fair value option has been elected:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$5	$(9)	$0

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Commercial mortgage and other loans:
Interest income	$26	$9	$23
Notes issued by consolidated VIEs:
Interest expense	$14	$11	$0

	Year Ended December 31,
	2024	2023
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$702	$519
Aggregate contractual principal as of period end	$697	$512
Other invested assets:
Fair value as of period end	$19	$0
Other assets:
Fair value as of period end	$0	$11
Notes issued by consolidated VIEs:
Fair value as of period end	$60	$778
Aggregate contractual principal as of period end	$60	$787
__________
(1)As of December 31, 2024, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$58,446	$58,463	$61,639
Policy loans	8	0	9,787	9,795	9,795
Other invested assets	0	95	0	95	95
Short-term investments	453	21	0	474	474
Cash and cash equivalents	7,352	454	0	7,806	7,806
Accrued investment income	0	3,441	0	3,441	3,441
Reinsurance recoverables and deposit receivables	0	8	5,782	5,790	5,790
Other assets	23	3,062	1	3,086	3,086
Total assets	$7,836	$7,098	$74,016	$88,950	$92,126
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,405	$43,466	$74,871	$79,571
Securities sold under agreements to repurchase	0	6,796	0	6,796	6,796
Cash collateral for loaned securities	0	9,621	0	9,621	9,621
Reinsurance and funds withheld payables(2)	0	10,489	(35)	10,454	10,454
Short-term debt(3)	0	521	439	960	953
Long-term debt(4)	524	17,185	423	18,132	19,187
Notes issued by consolidated VIEs	0	0	1,370	1,370	1,370
Other liabilities	0	6,886	32	6,918	6,918
Separate account liabilities—investment contracts	0	21,144	18,677	39,821	39,821
Total liabilities	$524	$104,047	$64,372	$168,943	$174,691

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$41	$55,611	$55,652	$58,786
Policy loans	8	0	10,039	10,047	10,047
Other invested assets	0	97	0	97	97
Short-term investments	1,092	13	0	1,105	1,105
Cash and cash equivalents	8,709	408	0	9,117	9,117
Accrued investment income	0	3,287	0	3,287	3,287
Reinsurance recoverables and deposit receivables	0	5	5,171	5,176	5,176
Other assets	43	3,059	0	3,102	3,102
Total assets	$9,852	$6,910	$70,821	$87,583	$90,717
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,089	$37,794	$68,883	$72,604
Securities sold under agreements to repurchase	0	6,056	0	6,056	6,056
Cash collateral for loaned securities	0	6,477	0	6,477	6,477
Reinsurance and funds withheld payables(2)	0	9,553	(23)	9,530	9,530
Short-term debt(3)	0	535	83	618	618
Long-term debt(4)	564	16,938	766	18,268	18,882
Notes issued by consolidated VIEs	0	0	596	596	596
Other liabilities	0	6,950	32	6,982	6,982
Separate account liabilities—investment contracts	0	24,050	21,315	45,365	45,365
Total liabilities	$564	$101,648	$60,563	$162,775	$167,110
__________
(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,887 million (carrying amount of $7,887 million) and $8,036 million (carrying amount of $8,036 million), a portion of which relates to insurance contracts as of December 31, 2024 and December 31, 2023, respectively. See Note 15 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $0 million (carrying amount of $0 million) and $2,000 million (carrying amount of $2,000 million) as of December 31, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.
(4)Excludes debt with fair value of $14,748 million (carrying amount of $14,748 million) and $10,370 million (carrying amount of $10,370 million) as of December 31, 2024 and December 31, 2023, respectively, which have been offset with the associated notes under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance and Funds Withheld Payables

Reinsurance and funds withheld payables includes amounts payable to the reinsurer under coinsurance with funds withheld arrangements where the Company is the cedant. Deposits received are included in “Reinsurance and funds withheld payables.” The deposit liabilities are adjusted as amounts are received, consistent with the underlying contracts.

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

7.DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Year Ended December 31, 2024
	Retirement Strategies	Individual Life		International Businesses		Total
	Individual Variable	Term Life	Variable/ Universal Life	Life Planner	Gibraltar Life and Other
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$4,909	$4,442	$20,628
Capitalization	423	186	734	564	575	2,482
Amortization expense	(386)	(208)	(241)	(340)	(330)	(1,505)
Other adjustments(1)	0	0	(979)	(43)	3	(1,019)
Foreign currency adjustment	0	0	0	(336)	(140)	(476)
Balance, EOP	$3,713	$2,215	$4,878	$4,754	$4,550	20,110
Other businesses						338
Total DAC balance						$20,448
__________
(1)Includes the impacts of the reinsurance transactions with Wilton Re and Somerset Re in Individual Life (Universal Life). See Note 15 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, BOP	$410	$446	$799
Capitalization	1	2	1
Amortization expense	(35)	(38)	(46)
Other adjustments(1)	0	0	(308)
Balance, EOP	376	410	446
Other businesses	30	33	34
Total DSI balance	$406	$443	$480
__________
(1)The 2022 amount relates to the sale of PALAC. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Value of Business Acquired

The following table shows a rollforward of VOBA balances for Gibraltar Life and Other, which is the only line of business that contains a material VOBA balance, along with a reconciliation to the Company’s total VOBA balance:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, BOP	$511	$597	$746
Amortization expense	(42)	(49)	(58)
Foreign currency adjustment	(48)	(37)	(91)
Balance, EOP	421	511	597
Other businesses(1)	14	19	24
Total VOBA balance	$435	$530	$621
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$39	$36	$33	$30	$27	$270	$435

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,674	$4,411
Obligations of U.S. states and their political subdivisions	2,224	2,116
Foreign government bonds	93	101
U.S. corporate securities	11,440	12,782
Foreign corporate securities	3,010	3,288
Asset-backed securities	1,283	1,211
Mortgage-backed securities	14,144	14,253
Mutual funds:
Equity	90,180	88,397
Fixed Income	33,828	37,065
Other	5,439	5,587
Equity securities	4,845	5,410
Commercial mortgage and other loans	54	67
Other invested assets	19,352	20,739
Short-term investments	1,137	1,202
Cash and cash equivalents	1,669	2,259
Total	$193,372	$198,888

For the periods ended December 31, 2024, 2023 and 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	15,374	143	606	734	3,728	20,585
Investment performance	(45)	146	8,722	1,013	7,032	16,868
Policy charges	(69)	(11)	(2,231)	(317)	(1,168)	(3,796)
Surrenders and withdrawals	(14,766)	(1,050)	(14,070)	(370)	(986)	(31,242)
Benefit payments	(3,550)	(541)	(87)	(303)	(449)	(4,930)
Net transfers (to) from general account	(184)	(76)	(102)	6	(577)	(933)
Other	(763)	(314)	6	(658)	88	(1,641)
Balance, EOP	$28,645	$9,308	$86,974	$25,126	$46,891	$196,944
Other businesses(1)						(3,572)
Total separate account liabilities						$193,372

Cash surrender value(2)	$28,645	$9,308	$86,081	$25,028	$43,333	$192,395
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

9.INVESTMENTS IN JOINT VENTURES AND OTHER OPERATING ENTITIES

The Company has made investments in certain joint ventures and other operating entities that are strategic in nature and are made for other than the sole purpose of generating investment income. These investments are primarily accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are primarily included on an after-tax basis in “Equity in earnings of joint ventures and other operating entities, net of taxes” in the Company’s Consolidated Statements of Operations. The summarized financial information for the Company’s investments in joint ventures and other operating entities has been included in the summarized combined financial information for all significant equity method investments shown in Note 3.

The following table sets forth information related to the Company’s investments in joint ventures and other operating entities as of and for the years ended December 31:

	2024	2023(1)	2022
	(in millions)
Investment in joint ventures and other operating entities	$782	$1,192	$1,211
Dividends received from joint ventures and other operating entities	$95	$66	$81
After-tax equity in earnings of joint ventures and other operating entities	$144	$49	$(62)
__________
(1)In September of 2023, the Company acquired a 20% equity interest as a limited partner in Prismic. See Note 1 for additional information.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $31 million, $10 million and less than $1 million, respectively, of asset management fee income for services the Company provided to these joint ventures and other operating entities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

	PGIM	International Businesses	Corporate and Other	Other(1)	Total
	(in millions)
Goodwill balance, December 31, 2021:	$558	$130	$1,106	$10	$1,804
Impairments	0	0	(903)	0	(903)
Foreign currency translation	(9)	(15)	(1)	0	(25)
Goodwill balance, December 31, 2022:	549	115	202	10	876
Acquisitions(2)	373	0	0	0	373
Impairments	0	0	(177)	0	(177)
Divestitures(3)	0	0	(23)	0	(23)
Foreign currency translation	30	(7)	(1)	0	22
Goodwill balance, December 31, 2023:	952	108	1	10	1,071
Foreign currency translation and other(2)	(6)	(12)	0	0	(18)
Goodwill balance, December 31, 2024:	$946	$96	$1	$10	$1,053
__________
(1)Other includes goodwill balances assigned to Individual Retirement Strategies, Individual Life, and Group Insurance.
(2)During 2023, PGIM acquired a majority stake in Deerpath Capital Management, LP, a leading U.S.-based private credit and direct lending manager. The goodwill associated with that acquisition includes a measurement period adjustment made during 2024.
(3)Includes a sale of a foreign operation classified as a divested business within Corporate and Other.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2. The Company performed the annual goodwill impairment test using the quantitative approach for all reporting units at December 31, 2024. The estimated fair value of PGIM and Gibraltar and Other, within the International Businesses segment, incorporated a market approach based on earnings multiple and significantly exceeded their carrying value, resulting in no goodwill impairment as of December 31, 2024.

The Company recorded pre-tax impairment charges of $177 million and $903 million in 2023 and 2022, respectively, both related to AIQ, within Corporate and Other operations, resulting in no remaining goodwill assigned to AIQ as of December 31, 2023 and 2024.

 Other Intangibles

Other intangible balances at December 31, are as follows:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$897	$(630)	$267	$884	$(600)	$284
Customer relationships	260	(173)	87	268	(158)	110
Software and other	41	(30)	11	189	(135)	54
Not subject to amortization	41	N/A	41	58	N/A	58
Total			$406			$506

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The fair values of net mortgage servicing rights were $269 million and $286 million at December 31, 2024 and 2023, respectively. Amortization expense for other intangibles was $80 million, $89 million and $104 million for the years ending December 31, 2024, 2023 and 2022, respectively. The amortization expense amounts for 2024, 2023 and 2022 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for additional information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

	2025	2026	2027	2028	2029
	(in millions)
Estimated future amortization expense of other intangibles	$63	$59	$53	$48	$34

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 24 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 12 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

	December 31,
	2024	2023
	($ in millions)
Operating Leases:
Right-of-use assets	$373	$286
Lease liabilities	$408	$311

Weighted average remaining lease term	9 years	5 years
Weighted average discount rate	2.58%	2.82%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Maturities of operating lease liabilities are as follows:

December 31, 2024
(in millions)
2025	$95
2026	73
2027	54
2028	42
2029	35
Thereafter	204
Total lease payments	503
Less imputed interest	(95)
Total	$408

Lease expense is included in “General and administrative expenses,” which consisted of operating lease and short-term costs. Operating lease costs were $123 million, $121 million, and $133 million for the years ended December 31, 2024, 2023, and 2022, respectively. Short-term lease costs were $68 million, $74 million, and $80 million for the years ended December 31, 2024, 2023, and 2022, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns certain real estate properties that are primarily reported within the investment portfolio. Such real estate is leased to third parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying a practical expedient. Lease income included in “Net investment income” was $69 million, $79 million, and $85 million for the years ended December 31, 2024, 2023, and 2022, respectively. Lease income included in “Other income” was $11 million, $11 million, and $12 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

In 2023, the Company recognized an unfavorable impact to net income attributable to its annual reviews and update of assumptions and other refinements. The impact was unfavorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to policyholder behavior and claim assumptions in Long-Term Care. Additionally, there was an unfavorable impact for direct and assumed AIR, primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life policies with secondary guarantees in Individual Life.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In 2022, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. This net impact was primarily due to updates to mortality assumptions on individual term life policies. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed AIR, primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$29,064	$26,367	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	596	622	16	13,331
Balance at original discount rate, BOP	83,276	11,502	29,660	26,989	3,302	154,729
Effect of assumption update	41	21	(328)	(535)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	568	(228)	(1,286)	(874)	122	(1,698)
Adjusted balance, BOP	83,885	11,295	28,046	25,580	3,148	151,954
Issuances	24,498	857	2,241	1,113	0	28,709
Net premiums / considerations collected	(22,206)	(1,379)	(3,671)	(3,298)	(311)	(30,865)
Interest accrual	2,896	530	835	692	149	5,102
Foreign currency adjustment	(2,002)	0	(1,934)	(1,275)	0	(5,211)
Other adjustments	0	(1)	121	0	0	120
Balance at original discount rate, EOP	87,071	11,302	25,638	22,812	2,986	149,809
Effect of cumulative changes in discount rate assumptions, EOP	(14,545)	(578)	(1,397)	(1,202)	(132)	(17,854)
Balance, EOP	$72,526	$10,724	$24,241	$21,610	$2,854	131,955
Other businesses, EOP						93
Total balance, EOP						$132,048

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$79,822	$79,036	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	563	7,355	603	23,606
Balance at original discount rate, BOP	155,886	20,186	80,385	86,391	12,742	355,590
Effect of assumption update	(481)	21	(106)	(407)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	716	(252)	(1,333)	(851)	99	(1,621)
Adjusted balance, BOP	156,121	19,955	78,946	85,133	12,447	352,602
Issuances	24,498	857	2,241	1,113	0	28,709
Interest accrual	6,290	945	2,551	2,166	606	12,558
Benefit payments	(13,131)	(1,615)	(4,370)	(4,793)	(327)	(24,236)
Foreign currency adjustment	(2,017)	0	(5,251)	(4,702)	0	(11,970)
Other adjustments	(95)	(12)	290	(5)	0	178
Balance at original discount rate, EOP	171,666	20,130	74,407	78,912	12,726	357,841
Effect of cumulative changes in discount rate assumptions, EOP	(20,182)	(1,134)	(6,272)	(11,562)	(1,548)	(40,698)
Balance, EOP	$151,484	$18,996	$68,135	$67,350	$11,178	317,143
Other businesses, EOP						1,646
Total balance, EOP						$318,789

	Year Ended December 31, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$78,958	$8,272	$43,894	$45,740	$8,324	$185,188
Flooring impact, EOP	68	0	24	13	0	105
Balance, EOP, post-flooring	79,026	8,272	43,918	45,753	8,324	185,293
Less: Reinsurance recoverable	5,057	654	89	260	0	6,060
Balance after reinsurance recoverable, EOP, post-flooring	$73,969	$7,618	$43,829	$45,493	$8,324	179,233
Other businesses, EOP(1)						1,493
Total balance after reinsurance recoverable, EOP						$180,726

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
__________
(1)Reflects balance after reinsurance recoverable of $60 million, $69 million, and $76 million at December 31, 2024, 2023 and 2022, respectively.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$145,442	$22,947	$59,857	$47,987	$6,817
Discounted expected future gross premiums (at original discount rate)	$94,222	$15,662	$46,238	$38,477	$4,542
Discounted expected future gross premiums (at current discount rate)	$78,237	$14,901	$44,062	$36,554	$4,350
Undiscounted expected future benefits and expenses	$274,071	$31,068	$126,508	$127,500	$29,661
Weighted-average duration of the liability in years (at original discount rate)	8	10	18	17	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	16	15	16
Weighted-average interest rate (at original discount rate)	4.74%	5.30%	3.48%	2.65%	4.91%
Weighted-average interest rate (at current discount rate)	5.59%	5.78%	3.76%	3.65%	5.85%

	Year Ended December 31, 2023
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$134,192	$23,083	$69,238	$56,398	$6,852
Discounted expected future gross premiums (at original discount rate)	$90,606	$15,322	$53,640	$45,319	$4,509
Discounted expected future gross premiums (at current discount rate)	$77,520	$15,044	$53,102	$44,420	$4,491
Undiscounted expected future benefits and expenses	$242,617	$31,114	$139,620	$141,171	$30,761
Weighted-average duration of the liability in years (at original discount rate)	9	10	19	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	19	17	17
Weighted-average interest rate (at original discount rate)	4.62%	5.17%	3.43%	2.57%	4.91%
Weighted-average interest rate (at current discount rate)	5.03%	4.99%	3.06%	2.97%	5.25%

	Year Ended December 31, 2022
	Retirement Strategies	Individual Life	International Businesses		Corporate and Other
	Institutional	Term Life	Life Planner	Gibraltar Life and Other	Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$103,284	$23,526	$74,196	$64,059	$6,971
Discounted expected future gross premiums (at original discount rate)	$72,479	$15,628	$57,985	$50,968	$4,539
Discounted expected future gross premiums (at current discount rate)	$56,950	$14,886	$56,068	$48,902	$4,391
Undiscounted expected future benefits and expenses	$209,770	$31,412	$148,331	$155,711	$29,613
Weighted-average duration of the liability in years (at original discount rate)	8	10	20	20	19
Weighted-average duration of the liability in years (at current discount rate)	8	10	19	18	18
Weighted-average interest rate (at original discount rate)	4.37%	5.21%	3.40%	2.50%	4.91%
Weighted-average interest rate (at current discount rate)	5.39%	5.39%	3.12%	2.98%	5.63%

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

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

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Year Ended December 31, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, BOP	$5,615	$3,956	$5,303	$14,874
Flooring impact, BOP	0	1	1	2
Balance, BOP, pre-flooring	5,615	3,955	5,302	14,872
Effect of assumption update	370	(150)	(138)	82
Effect of actual variances from expected experience and other activity	(99)	(20)	(39)	(158)
Adjusted balance, BOP	5,886	3,785	5,125	14,796
Profits deferred	142	1,530	1,149	2,821
Interest accrual	236	164	156	556
Amortization	(588)	(1,129)	(980)	(2,697)
Foreign currency adjustment	(6)	(268)	(212)	(486)
Other adjustments	0	32	0	32
Balance, EOP, pre-flooring	5,670	4,114	5,238	15,022
Flooring impact, EOP	0	1	1	2
Balance, EOP	5,670	4,115	5,239	15,024
Less: Reinsurance recoverable	391	9	31	431
Balance after reinsurance recoverable	$5,279	$4,106	$5,208	14,593
Other businesses				161
Total balance after reinsurance recoverable				$14,754

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$14,308	$12,684	$11,708
Flooring impact and amounts in AOCI	843	1,285	(909)
Balance, excluding amounts in AOCI, BOP, pre-flooring	15,151	13,969	10,799
Effect of assumption update	153	23	2,200
Effect of actual variances from expected experience and other activity	266	32	(221)
Adjusted balance, BOP	15,570	14,024	12,778
Assessments collected(1)	1,251	938	973
Interest accrual	539	488	435
Benefits paid	(353)	(301)	(217)
Other adjustments	1	2	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	17,008	15,151	13,969
Flooring impact and amounts in AOCI	(632)	(843)	(1,285)
Balance, including amounts in AOCI, EOP, post-flooring	16,376	14,308	12,684
Less: Reinsurance recoverable	9,543	5,852	5,075
Balance after reinsurance recoverable, including amounts in AOCI, EOP	6,833	8,456	7,609
Other businesses	63	131	138
Total balance after reinsurance recoverable	$6,896	$8,587	$7,747
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Year Ended December 31,
	2024	2023	2022
Weighted-average duration of the liability in years (at original discount rate)	21	22	23
Weighted-average interest rate (at original discount rate)	3.36%	3.40%	3.38%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Benefit reserves, EOP, post-flooring	$186,846	$192,302	$182,304
Deferred profit liability, EOP, post-flooring	15,185	15,022	14,356
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	16,439	14,439	12,822
Subtotal of amounts disclosed above	218,470	221,763	209,482
Other Future Policy Benefits reserves(1)	50,442	51,518	52,291
Total Future Policy Benefits	$268,912	$273,281	$261,773
__________
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Year Ended December 31, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$22,814	$1,892	$0	$5,616	$5,445	$557	$36,324
Deferred profit liability	(61)	0	0	(428)	(148)	(12)	(649)
Additional insurance reserves	0	0	3,458	0	0	0	3,458
Total	$22,753	$1,892	$3,458	$5,188	$5,297	$545	$39,133

	Year Ended December 31, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$11,156	$1,848	$0	$6,199	$6,154	$540	$25,897
Deferred profit liability	(68)	0	0	(615)	(179)	34	(828)
Additional insurance reserves	0	0	2,947	0	0	0	2,947
Total	$11,088	$1,848	$2,947	$5,584	$5,975	$574	$28,016

	Year Ended December 31, 2022
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$15,427	$1,875	$0	$6,731	$6,987	$522	$31,542
Deferred profit liability	(378)	0	0	(773)	(547)	42	(1,656)
Additional insurance reserves	0	0	2,678	1	0	0	2,679
Total	$15,049	$1,875	$2,678	$5,959	$6,440	$564	$32,565

	Year Ended December 31, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Other Businesses(2)	Total
	(in millions)
Benefit reserves	$3,394	$415	$0	$1,717	$1,474	$505	$7,505
Deferred profit liability	236	0	0	164	156	4	560
Additional insurance reserves	0	0	539	1	0	0	540
Total	$3,630	$415	$539	$1,882	$1,630	$509	$8,605

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

13.POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$17,738	$23,765	$7,095	$5,293	$27,439	$12,949	$38,450	$132,729
Deposits	7,106	8,318	5,266	1,313	2,505	1,974	6,888	33,370
Interest credited	757	511	252	148	774	867	943	4,252
Dispositions	0	0	0	0	0	(336)	0	(336)
Policy charges	(11)	(33)	(5)	(322)	(2,051)	(330)	(240)	(2,992)
Surrenders and withdrawals	(5,895)	(919)	(719)	(1,452)	(1,654)	(817)	(1,556)	(13,012)
Benefit payments	(607)	(85)	(79)	0	(137)	(264)	(2,084)	(3,256)
Net transfers (to) from separate account	0	122	0	(6)	613	0	0	729
Change in market value and other adjustments(1)	0	2,406	210	0	107	(17)	(13)	2,693
Foreign currency adjustment	0	0	0	0	0	(967)	(1,177)	(2,144)
Balance, end of period	$19,088	$34,085	$12,020	$4,974	$27,596	$13,059	$41,211	152,033
Closed Block Division								4,359
Unearned revenue reserve, unearned expense credit, and additional interest reserve								6,009
Other(2)								3,853
Total Policyholders' account balance								$166,254
Weighted-average crediting rate	4.11%	1.77%	2.64%	2.88%	2.81%	6.67%	2.37%	2.99%
Net amount at risk(3)	$0	$0	$0	$73,259	$400,990	$20,307	$6,128	$500,684
Cash surrender value(4)	$19,058	$32,501	$10,305	$3,892	$23,886	$12,191	$36,837	$138,670

	Year Ended December 31, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	$118,377
Deposits	5,657	4,638	2,659	1,212	2,447	2,417	6,611	25,641
Interest credited	677	305	129	165	773	709	736	3,494
Dispositions	0	0	0	0	0	0	0	0
Policy charges	(23)	(24)	(9)	(323)	(2,047)	(312)	(217)	(2,955)
Surrenders and withdrawals	(5,290)	(704)	(414)	(1,552)	(1,820)	(218)	(1,487)	(11,485)
Benefit payments	(659)	(76)	(76)	0	(154)	(266)	(1,919)	(3,150)
Net transfers (to) from separate account	0	34	0	(48)	1,393	0	0	1,379
Change in market value and other adjustments(1)	0	2,068	163	0	345	31	(9)	2,598
Foreign currency adjustment	0	0	0	0	0	(580)	(590)	(1,170)
Balance, end of period	$17,738	$23,765	$7,095	$5,293	$27,439	$12,949	$38,450	132,729
Closed Block Division								4,500
Unearned revenue reserve, unearned expense credit, and additional interest reserve								5,326
Other(2)								4,463
Total Policyholders' account balance								$147,018
Weighted-average crediting rate	3.85%	1.48%	2.21%	2.96%	2.87%	5.88%	1.99%	2.78%
Net amount at risk(3)	$0	$0	$0	$72,858	$382,399	$19,276	$6,453	$480,986
Cash surrender value(4)	$17,738	$21,640	$5,827	$4,021	$23,234	$11,268	$33,833	$117,561

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Retirement Strategies			Group Insurance	Individual Life	International Businesses		Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life	Life Planner	Gibraltar Life and Other
	($ in millions)
Balance, beginning of period	$16,391	$14,125	$4,652	$6,273	$26,859	$11,555	$37,615	$117,470
Deposits	6,083	4,777	753	1,233	2,551	1,499	3,978	20,874
Interest credited	561	211	87	153	816	38	518	2,384
Dispositions(5)	0	(1,405)	(440)	0	0	0	0	(1,845)
Policy charges	(22)	(6)	(5)	(322)	(2,040)	(216)	(174)	(2,785)
Surrenders and withdrawals	(5,075)	(372)	(163)	(1,457)	(1,657)	(210)	(2,816)	(11,750)
Benefit payments	(562)	(92)	(176)	0	(197)	(253)	(1,966)	(3,246)
Net transfers (to) from separate account	0	246	0	(41)	449	0	0	654
Change in market value and other adjustments(1)	0	40	(65)	0	(279)	28	(10)	(286)
Foreign currency adjustment	0	0	0	0	0	(1,273)	(1,820)	(3,093)
Balance, end of period	$17,376	$17,524	$4,643	$5,839	$26,502	$11,168	$35,325	118,377
Closed Block Division								4,607
Unearned revenue reserve, unearned expense credit, and additional interest reserve								4,581
Other(2)								8,059
Total Policyholders' account balance								$135,624
Weighted-average crediting rate	3.33%	1.34%	1.88%	2.53%	3.06%	3.41%	1.42%	2.32%
Net amount at risk(3)	$0	$0	$0	$70,574	$367,698	$17,205	$7,138	$462,615
Cash surrender value(4)	$17,376	$15,297	$3,581	$4,147	$21,766	$9,612	$31,270	$103,049
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,099 million, $5,479 million and $8,133 million of Full Service account balances reinsured to Great-West for December 31, 2024, December 31, 2023 and December 31, 2022, respectively. See Note 1 for further information.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.
(5)Represents the net impact from the sale of PALAC in Individual Retirement Strategies.

Policyholders’ account balances for Institutional Retirement Strategies and Life Planner includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”) at December 31, 2024, 2023 and 2022 are $5,547 million, $5,597 million and $5,064 million, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from three months to seven years. Included in the amounts at December 31, 2024, 2023 and 2022 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $3,486 million, $3,474 million and $2,968 million, respectively, and short-term note liability of $2,086 million, $2,156 million and $2,130 million, respectively.

Also included in Policyholders’ account balances for Institutional Retirement Strategies are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) at December 31, 2024, 2023 and 2022 totaling $2,628 million, $2,628 million, and $2,628 million, respectively. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years. For additional details on the FHLBNY program, see Note 18.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	79	0	0	0	79
3.00% - 4.00%	3,889	0	0	0	3,889
Greater than 4.00%	3,341	0	0	0	3,341
Total	$9,262	$0	$0	$0	$9,262
Retirement Strategies - Individual Variable
Less than 1.00%	$129	$503	$647	$0	$1,279
1.00% - 1.99%	124	295	2	0	421
2.00% - 2.99%	21	4	4	0	29
3.00% - 4.00%	1,708	3	8	0	1,719
Greater than 4.00%	83	0	0	0	83
Total	$2,065	$805	$661	$0	$3,531
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$3	$12	$1,022	$1,037
1.00% - 1.99%	461	83	208	69	821
2.00% - 2.99%	538	465	557	16	1,576
3.00% - 4.00%	2,074	84	11	3	2,172
Greater than 4.00%	84	0	0	0	84
Total	$3,157	$635	$788	$1,110	$5,690
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$959	$959
1.00% - 1.99%	0	0	3	2	5
2.00% - 2.99%	24	15	0	0	39
3.00% - 4.00%	1,482	0	38	22	1,542
Greater than 4.00%	3	0	0	0	3
Total	$1,509	$15	$41	$983	$2,548
Individual Life - Variable / Universal Life
Less than 1.00%	$7	$0	$0	$317	$324
1.00% - 1.99%	290	0	2,238	1,513	4,041
2.00% - 2.99%	33	1,668	2,750	419	4,870
3.00% - 4.00%	6,098	1,727	1,321	36	9,182
Greater than 4.00%	5,384	0	0	0	5,384
Total	$11,812	$3,395	$6,309	$2,285	$23,801
International Businesses - Life Planner
Less than 1.00%	$288	$41	$80	$2,984	$3,393
1.00% - 1.99%	2,653	27	0	0	2,680
2.00% - 2.99%	1,901	0	0	0	1,901
3.00% - 4.00%	372	0	0	0	372
Greater than 4.00%	384	0	0	0	384
Total	$5,598	$68	$80	$2,984	$8,730
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,268	$0	$0	$0	$15,268
1.00% - 1.99%	7,778	52	0	0	7,830
2.00% - 2.99%	2,645	267	29	0	2,941
3.00% - 4.00%	6,327	0	0	0	6,327
Greater than 4.00%	8,688	0	0	0	8,688
Total	$40,706	$319	$29	$0	$41,054

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$589	$0	$0	$0	$589
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	596	0	0	0	596
3.00% - 4.00%	5,041	0	0	0	5,041
Greater than 4.00%	1,906	0	0	0	1,906
Total	$9,684	$0	$0	$0	$9,684
Retirement Strategies - Individual Variable
Less than 1.00%	$908	$807	$18	$0	$1,733
1.00% - 1.99%	218	2	1	0	221
2.00% - 2.99%	29	4	4	0	37
3.00% - 4.00%	1,942	13	10	0	1,965
Greater than 4.00%	95	0	0	0	95
Total	$3,192	$826	$33	$0	$4,051
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$1	$117	$118
1.00% - 1.99%	526	122	250	80	978
2.00% - 2.99%	550	469	562	17	1,598
3.00% - 4.00%	321	11	0	0	332
Greater than 4.00%	95	0	0	0	95
Total	$1,492	$602	$813	$214	$3,121
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,147	$1,147
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	29	0	0	0	29
3.00% - 4.00%	1,543	0	0	50	1,593
Greater than 4.00%	73	0	0	0	73
Total	$1,645	$0	$0	$1,197	$2,842
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$368	$368
1.00% - 1.99%	201	0	2,588	813	3,602
2.00% - 2.99%	30	1,445	2,944	340	4,759
3.00% - 4.00%	4,422	4,092	1,311	19	9,844
Greater than 4.00%	5,491	0	0	0	5,491
Total	$10,144	$5,537	$6,843	$1,540	$24,064
International Businesses - Life Planner
Less than 1.00%	$331	$43	$89	$1,996	$2,459
1.00% - 1.99%	2,969	28	0	0	2,997
2.00% - 2.99%	2,124	0	0	0	2,124
3.00% - 4.00%	354	0	0	0	354
Greater than 4.00%	400	0	0	0	400
Total	$6,178	$71	$89	$1,996	$8,334
International Businesses - Gibraltar Life and Other
Less than 1.00%	$15,975	$0	$0	$0	$15,975
1.00% - 1.99%	9,016	63	0	0	9,079
2.00% - 2.99%	3,114	310	36	0	3,460
3.00% - 4.00%	4,378	0	0	0	4,378
Greater than 4.00%	5,419	0	0	0	5,419
Total	$37,902	$373	$36	$0	$38,311

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,575	0	0	0	1,575
2.00% - 2.99%	672	0	0	0	672
3.00% - 4.00%	5,697	0	0	0	5,697
Greater than 4.00%	1,510	0	0	0	1,510
Total	$9,855	$0	$0	$0	$9,855
Retirement Strategies - Individual Variable
Less than 1.00%	$1,009	$861	$19	$0	$1,889
1.00% - 1.99%	246	2	1	0	249
2.00% - 2.99%	33	1	0	0	34
3.00% - 4.00%	2,289	10	10	0	2,309
Greater than 4.00%	111	0	0	0	111
Total	$3,688	$874	$30	$0	$4,592
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	614	113	250	83	1,060
2.00% - 2.99%	474	0	0	0	474
3.00% - 4.00%	389	4	0	0	393
Greater than 4.00%	105	0	0	0	105
Total	$1,582	$117	$250	$83	$2,032
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,564	$1,564
1.00% - 1.99%	7	0	0	0	7
2.00% - 2.99%	53	0	0	0	53
3.00% - 4.00%	1,658	0	0	0	1,658
Greater than 4.00%	3	0	0	0	3
Total	$1,721	$0	$0	$1,564	$3,285
Individual Life - Variable / Universal Life
Less than 1.00%	$12	$0	$0	$0	$12
1.00% - 1.99%	420	0	774	1,928	3,122
2.00% - 2.99%	402	121	2,414	1,844	4,781
3.00% - 4.00%	7,787	32	2,280	145	10,244
Greater than 4.00%	5,594	0	0	0	5,594
Total	$14,215	$153	$5,468	$3,917	$23,753
International Businesses - Life Planner
Less than 1.00%	$356	$27	$93	$404	$880
1.00% - 1.99%	3,175	24	0	0	3,199
2.00% - 2.99%	2,285	0	0	0	2,285
3.00% - 4.00%	330	0	0	0	330
Greater than 4.00%	405	0	0	0	405
Total	$6,551	$51	$93	$404	$7,099
International Businesses - Gibraltar Life and Other
Less than 1.00%	$17,485	$0	$0	$0	$17,485
1.00% - 1.99%	10,064	0	0	0	10,064
2.00% - 2.99%	3,277	345	43	0	3,665
3.00% - 4.00%	2,555	0	0	0	2,555
Greater than 4.00%	1,303	0	0	0	1,303
Total	$34,684	$345	$43	$0	$35,072
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve

The balance of and changes in URR as of and for the periods ended are as follows:

	Year Ended December 31, 2024
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$4,613	$359	$95	$5,067
Unearned revenue	872	141	20	1,033
Amortization expense	(240)	(17)	(5)	(262)
Other adjustments	0	(57)	(1)	(58)
FX adjustment	0	(23)	(7)	(30)
Balance, end of period	$5,245	$403	$102	5,750
Other				59
Total unearned revenue reserve balance				$5,809

	Year Ended December 31, 2023
	Individual Life	International Businesses
	Variable/ Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$3,983	$231	$81	$4,295
Unearned revenue	841	147	22	1,010
Amortization expense	(211)	(10)	(5)	(226)
Other adjustments	0	3	0	3
FX adjustment	0	(12)	(3)	(15)
Balance, end of period	$4,613	$359	$95	5,067
Other				49
Total unearned revenue reserve balance				$5,116

	Year Ended December 31, 2022
	Individual Life	International Businesses
	Variable/Universal Life	Life Planner	Gibraltar Life and Other	Total
	(in millions)
Balance, beginning of period	$3,357	$181	$68	$3,606
Unearned revenue	815	67	24	906
Amortization expense	(189)	(5)	(6)	(200)
Other adjustments	0	5	1	6
FX adjustment	0	(17)	(6)	(23)
Balance, end of period	$3,983	$231	$81	4,295
Other				51
Total unearned revenue reserve balance				$4,346

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

14.MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, BOP	$4,038	$4,987	$13,392
Effect of cumulative changes in NPR	1,137	1,828	898
Balance, BOP, before effect of changes in NPR	5,175	6,815	14,290
Attributed fees collected	1,122	1,186	1,339
Claims paid	(79)	(114)	(99)
Interest accrual	246	317	157
Actual in force different from expected	47	80	126
Effect of changes in interest rates	(1,493)	(1,480)	(8,374)
Effect of changes in equity markets	(1,745)	(1,952)	3,522
Effect of assumption update	93	342	(152)
Issuances	72	23	0
Other adjustments(1)	(26)	(42)	(3,994)
Balance, EOP, before effect of changes in NPR	3,412	5,175	6,815
Effect of cumulative changes in NPR	(672)	(1,137)	(1,828)
Balance, EOP	2,740	4,038	4,987
Less: Reinsured MRBs	654	616	24
Balance, EOP, net of reinsurance	2,086	3,422	4,963
Other businesses	38	64	101
Total net MRB balance	$2,124	$3,486	$5,064
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

The following table presents accompanying information to the rollforward table above.

	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Net amount at risk(1)	$9,285	$9,753	$13,180
Weighted-average attained age of contractholders	71	70	69
___________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	December 31, 2024
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,516	$9	$1,525
Ceded	804	2	806
Total MRB assets	$2,320	$11	$2,331

Direct and assumed	$4,256	$49	$4,305
Ceded	150	0	150
Total MRB liabilities	$4,406	$49	$4,455

Net liability	$2,086	$38	$2,124

	December 31, 2023
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,221	$11	$1,232
Ceded	746	3	749
Total MRB assets	$1,967	$14	$1,981

Direct and assumed	$5,259	$78	$5,337
Ceded	130	0	130
Total MRB liabilities	$5,389	$78	$5,467

Net liability	$3,422	$64	$3,486

	December 31, 2022
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$863	$9	$872
Ceded	(76)	4	(72)
Total MRB assets	$787	$13	$800

Direct and assumed	$5,850	$114	$5,964
Ceded	(100)	0	(100)
Total MRB liabilities	$5,750	$114	$5,864

Net liability	$4,963	$101	$5,064
.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

15.REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective October 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. These policies represented approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business as of September 30, 2024, following the close of the reinsurance transaction with Somerset Reinsurance Ltd. (“Somerset Re”), as discussed below. The transaction is structured on a coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $980 million deferred reinsurance loss at inception that is amortized into income over the estimated remaining life of the reinsured policies.

Effective January 2024, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represented approximately 30% of the Company’s statutory reserves on its in-force guaranteed universal life block of business as of December 31, 2023. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $363 million deferred reinsurance gain at inception that is amortized into income over the estimated remaining life of the reinsured policies. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Consolidated Statements of Financial Position. Separately, effective September 2019, PALAC, a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for under the deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit receivables were $2,795 million and $1,619 million as of December 31, 2024 and 2023, respectively, and the funds withheld liabilities were $2,595 million and $1,518 million as of December 31, 2024 and 2023, respectively.

Effective September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. As a result of the transaction, the Company recognized a $342 million deferred reinsurance loss at inception, including a post-closing true-up, that is amortized into income over the estimated remaining life of the reinsured contracts.

Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life, a wholly-owned subsidiary of Prudential Financial. This block represents approximately 10% of the Company’s remaining legacy in-force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Pruco Life issued PDI traditional variable annuity contracts. The general account liabilities associated with PDI’s guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $309 million deferred reinsurance gain at inception that is amortized into income over the estimated remaining life of the reinsured policies.

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

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Consolidated Statements of Financial Position. During the fourth quarter of 2021, Allstate sold the two counterparties to the aforementioned variable annuity reinsurance transaction to third parties. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On policies sold since 2000, the Company has

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits” for the years ended December 31, are as follows:

	2024	2023	2022
	(in millions)
Direct premiums	$39,222	$29,475	$34,721
Reinsurance assumed	6,167	5,005	4,072
Reinsurance ceded	(2,492)	(7,116)	(2,318)
Premiums	$42,897	$27,364	$36,475

Direct policy charges and fee income	$4,629	$3,933	$3,916
Reinsurance assumed	1,188	1,228	1,247
Reinsurance ceded	(1,519)	(634)	(548)
Policy charges and fee income	$4,298	$4,527	$4,615

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(405)	$123	$(308)
Reinsurance assumed	134	120	21
Reinsurance ceded	(126)	(187)	(122)
Change in value of market risk benefits, net of related hedging gains (losses)	$(397)	$56	$(409)

Direct policyholders’ benefits	$43,743	$32,044	$38,081
Reinsurance assumed	7,722	7,128	5,900
Reinsurance ceded	(4,346)	(8,241)	(3,165)
Policyholders’ benefits	$47,119	$30,931	$40,816

Direct change in estimates of liability for future policy benefits	$112	$447	$1,504
Reinsurance assumed	78	(147)	471
Reinsurance ceded	(227)	37	(1,321)
Change in estimates of liability for future policy benefits	$(37)	$337	$654

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reinsurance recoverables at December 31, are as follows:

	2024	2023
	(in millions)
Individual and group annuities(1)	$6,987	$7,516
Life insurance(2)	19,098	8,806
Other reinsurance	401	415
Total reinsurance recoverables(3)(4)	$26,486	$16,737
__________
(1)Primarily represents $5,506 million and $5,981 million of reinsurance recoverables as of December 31, 2024 and 2023, respectively, established under the reinsurance agreement with Prismic Re under which the Company reinsured a portion of its in-force structured settlement annuities business. The Company has also recorded a funds withheld payable related to the reinsurance agreement with Prismic Re of $7,796 million and $8,543 million as of December 31, 2024 and 2023, respectively. Also includes reinsurance recoverables representing the modified coinsurance receivable established under the reinsurance agreement with FLIAC in which the Company assumed all of FLIAC’s indexed variable annuities of $1,442 million and $1,485 million as of December 31, 2024 and 2023, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,033 million and $2,090 million as of December 31, 2024 and 2023, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,387 million and $1,396 million as of December 31, 2024 and 2023, respectively. Also includes net reinsurance recoverables of $1,591 million as of December 31, 2024 for the modified coinsurance receivable established under the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business. Additionally, includes reinsurance recoverables of $7,478 million as of December 31, 2024 for the coinsurance receivable established under the reinsurance agreement with Wilton Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business.
(3)Net of $(12) million of allowance for credit losses as of both December 31, 2024 and 2023, respectively.
(4)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $11,194 million and $10,574 million as of December 31, 2024 and 2023, respectively. Deposit receivables related to the reinsurance agreement with Prismic Re were $3,578 million and $3,771 million as of December 31, 2024 and 2023, respectively.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 67% of the Company’s reinsurance recoverables as of December 31, 2024. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2024, the Company recognized a policyholder dividend obligation of $2,096 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2024 was reduced to zero. At December 31, 2023, the Company recognized a policyholder dividend obligation of $2,873 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(2,081) million at December 31, 2023, with a corresponding amount reported in AOCI.

In December of each year, PICA’s Board of Directors takes actions to either increase, continue, or decrease the dividend scale that was in effect on Closed Block policies. These actions taken resulted in increases of approximately $30 million, $77 million and $109 million for the years ended December 31, 2022, 2023 and 2024, respectively, in the liability for policyholders’ dividends recognized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2024, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	2024	2023
	(in millions)
Closed Block liabilities
Future policy benefits	$42,464	$43,587
Policyholders’ dividends payable	688	648
Policyholders’ dividend obligation	0	792
Policyholders’ account balances	4,359	4,500
Other Closed Block liabilities	3,346	3,605
Total Closed Block liabilities	50,857	53,132
Closed Block assets
Fixed maturities, available-for-sale, at fair value	28,570	30,314
Fixed maturities, trading, at fair value	647	887
Equity securities, at fair value	1,642	1,970
Commercial mortgage and other loans	7,652	7,769
Policy loans	3,348	3,479
Other invested assets	4,929	4,513
Short-term investments	520	232
Total investments	47,308	49,164
Cash and cash equivalents	400	993
Accrued investment income	403	421
Other Closed Block assets	367	138
Total Closed Block assets	48,478	50,716
Excess of reported Closed Block liabilities over Closed Block assets	2,379	2,416
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,299)	(2,241)
Allocated to policyholder dividend obligation	2,096	2,081
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,176	$2,256

Information regarding the policyholder dividend obligation is as follows:

	2024	2023
	(in millions)
Balance, January 1	$792	$0
Impact from earnings allocable to policyholder dividend obligation	(777)	(334)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(15)	1,126
Balance, December 31	$0	$792

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2024	2023	2022
	(in millions)
Revenues
Premiums	$1,689	$1,675	$1,698
Net investment income	2,041	1,949	1,980
Realized investment gains (losses), net	(769)	(380)	(270)
Other income (loss)	319	411	(447)
Total Closed Block revenues	3,280	3,655	2,961
Benefits and Expenses
Policyholders’ benefits	2,343	2,354	2,428
Interest credited to policyholders’ account balances	117	118	121
Dividends to policyholders	641	1,008	115
General and administrative expenses	266	280	302
Total Closed Block benefits and expenses	3,367	3,760	2,966
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(87)	(105)	(5)
Income tax expense (benefit)	(166)	(176)	(103)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$79	$71	$98

17.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current tax expense (benefit):
U.S.	$495	$(4)	$214
State and local	35	25	15
Foreign	755	667	480
Total current tax expense (benefit)	1,285	688	709
Deferred tax expense (benefit):
U.S.	(545)	323	(789)
State and local	(1)	0	1
Foreign	(232)	(398)	(200)
Total deferred tax expense (benefit)	(778)	(75)	(988)
Total income tax expense (benefit) on income (loss) before equity in earnings of joint ventures and other operating entities	507	613	(279)
Income tax expense (benefit) on equity in earnings of joint ventures and other operating entities	41	34	25
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	364	(837)	2,555
Total income taxes	$912	$(190)	$2,301

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2024	2023(1)	2022(1)
	($ in millions)
Expected federal income tax expense (benefit)	$674	$645	$(397)
Non-taxable investment income	(168)	(162)	(86)
Foreign taxes at other than U.S. rate	189	191	122
Low-income housing and other tax credits	(94)	(106)	(128)
Changes in tax law	50	(99)	(11)
GILTI	(24)	5	101
Sale of subsidiary	(10)	0	86
Non-deductible expenses	39	29	21
Change in valuation allowance	(45)	111	16
State taxes (net of federal benefit)	26	20	13
Other	(130)	(21)	(16)
Reported income tax expense (benefit)	$507	$613	$(279)
Effective tax rate	15.8%	20.0%	14.7%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of joint ventures and other operating entities.” The Company’s effective tax rate for fiscal years 2024, 2023 and 2022 was 15.8%, 20.0%, and 14.7%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2024, 2023 and 2022, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $55 million of the total $168 million of 2024 non-taxable investment income, $62 million of the total $162 million of 2023 non-taxable investment income, and $78 million of the total $86 million of 2022 non-taxable investment income. The DRD for the current period was estimated using information from 2023, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The combined statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28% in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2024, 2023 and 2022.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 40% tax rate in Brazil to the 21% tax rate in the U.S. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate was a net increase / (decrease) in income tax expense of $(12) million in 2021. As a result of the issuance of foreign tax credit regulations during 2022 and the uncertainty regarding the creditability of Brazil income taxes in years post-2021, the net effect of the 952 Election for tax years 2017 and after was reversed in 2022. See “Foreign Tax Credit Regulations” discussed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

On August 7, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. Subsequently, on December 11, 2023 the IRS issued Notice 2023-80 which extended that relief to taxable years ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued and abolished certain changes that the Final Regulations had made to the creditability of tax paid in lieu of a generally imposed foreign income tax. As a result of this new guidance, the Company claimed a U.S. foreign tax credit for taxes paid to Brazil for 2022 and 2023 and will claim a U.S. foreign tax credit for taxes paid to Brazil in 2024. This resulted in a $7 million reduction in 2022 GILTI tax and contributed to the Company’s Brazil operations not being subject to GILTI in 2023 and 2024.

Low-Income Housing and Other Tax Credits. These amounts include credits within the U.S. tax code for the development of affordable housing aiming at low-income Americans as well as foreign tax credits.

Changes in Tax Law. In December 2023, the Government of Bermuda enacted a corporate income tax, which imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the OECD Pillar Two rules. The Bermuda corporate income tax will be effective for tax years beginning on January 1, 2025. The Company intends to make an election to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. There are several open items with respect to the possible application of the Bermuda corporate income tax. In 2023, the Company reflected a $99 million net tax benefit as a result of the change in Bermuda tax law, which was entirely offset by a corresponding change in valuation allowance. In 2024, the Company recorded an adjustment of $50 million net tax expense, which was entirely offset by a corresponding change in valuation allowance.

Sale of Subsidiary. This line item is primarily related to the difference between tax basis and GAAP basis for subsidiaries sold. See Note 1 for additional information regarding recent dispositions.

GILTI. The GILTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would limit the amount of deductions or credits permissible against GILTI. In 2022, the company incurred $101 million of tax primarily due to foreign tax credit limitations related to the GILTI provisions. These limitations did not have a material impact in 2023 or 2024. In 2024, the Company received IRS consent to change its tax accounting method for certain products in its Japan operations which resulted in a reduction of the 2022 GILTI tax liability.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2022 and 2023 tax years and anticipates to make the high-tax exception election for the 2024 tax year.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Net unrealized investment losses	$6,987	$4,047
Policyholders’ dividends	55	213
Net operating and capital loss carryforwards	360	178
Employee benefits	271	332
Investments	2,448	2,883
Goodwill and other intangibles	313	335
Deferred tax assets before valuation allowance	10,434	7,988
Valuation allowance	(238)	(290)
Deferred tax assets after valuation allowance	10,196	7,698
Deferred tax liabilities:
Insurance reserves	4,629	2,742
Deferred policy acquisition costs	3,851	3,897
Value of business acquired	147	166
Other	1,261	969
Deferred tax liabilities	9,888	7,774
Net deferred tax asset (liability)(1)	$308	$(76)
__________
(1)As of December 31, 2024, includes net deferred tax assets of $840 million and $401 million related to the Company’s U.S. operations and Bermuda operations, respectively. As of December 31, 2023, includes a net deferred tax asset of $542 million and $403 million, related to the Company’s U.S. operations and Bermuda operations, respectively.

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

Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company’s U.S. businesses. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2024, based on all available evidence, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A valuation allowance has been recorded against deferred tax assets related to certain federal, state and local taxes and foreign operations. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable and the amount of deferred tax asset actually realized during the year. The valuation allowance includes amounts recorded in connection with deferred tax assets as follows:

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at December 31, 2022	$22	$109	$28	$159
Charged to costs and expenses	3	0	8	11
Other adjustments	0	23	97	120
Balance at December 31, 2023	25	132	133	290
Charged to costs and expenses	(2)	0	7	5
Other adjustments	0	(4)	(53)	(57)
Balance at December 31, 2024	$23	$128	$87	$238

The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2024	2023
	(in millions)
Federal net operating and capital loss carryforwards	$23	$0
State net operating and capital loss carryforwards(1)	$1,888	$1,670
Foreign net operating and capital loss carryforwards(2)	$907	$356
Federal foreign tax credit carryforwards(3)	$15	$18
__________
(1)Certain state net operating loss carryforwards expire between 2025 and 2044, whereas others have an unlimited carryforward.
(2)$37 million expires between 2025 and 2041 and $870 million has an unlimited carryforward.
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

During the first quarter of 2022, the Company changed the permanent investment assertion for certain French and Italian entities due to a plan to permanently reinvest the earnings in these operations, which gave rise to an immaterial amount of income tax expense during 2022. The Company made no changes with respect to its repatriation assumptions in 2023 and 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2024, 2023, and 2022, foreign deferred withholding or other foreign income taxes have not been provided. The net tax liability that may arise if the 2024 earnings were remitted which includes any foreign exchange impacts, is immaterial.

	At December 31,
	2024	2023	2022
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$351	$291	$238

The Company’s “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” includes income (loss) from domestic operations of $2,077 million, $1,341 million, and $(2,262) million and income (loss) from foreign operations of $1,132 million, $1,731 million, and $369 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2024	2023	2022
	(in millions)
Balance at January 1,	$133	$84	$12
Increases in unrecognized tax benefits—prior years	4	13	81
(Decreases) in unrecognized tax benefits—prior years	(5)	0	(1)
Increases in unrecognized tax benefits—current year	0	36	0
(Decreases) in unrecognized tax benefits—current year	0	0	(8)
Settlements with taxing authorities	0	0	0
Balance at December 31,	$132	$133	$84
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$132	$133	$84

It is possible the Company will pay the unrecognized tax benefit attributable to the Section 952 election described above of approximately $86 million for prior year audit cycles within the next 12 months as it pursues resolution of the matter. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2024	2023	2022
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$10	$7	$8

	2024	2023
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$33	$22

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2024:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2024
Japan	Fiscal years ended March 31, 2020-2024

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

18.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2024	2023
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	496	510
Subtotal commercial paper	521	535
Current portion of long-term debt:
Surplus Notes	347	0
Mortgage Debt	85	83
Surplus Notes subject to set-off arrangements(1)	0	2,000
Subtotal Current portion of long-term debt	432	2,083
Subtotal	953	2,618
Less: Assets under set-off arrangements(1)	0	2,000
Total short-term debt(2)	$953	$618
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$310	$110
Daily average commercial paper outstanding for the quarter ended	$1,823	$1,334
Weighted average maturity of outstanding commercial paper, in days	15	49
Weighted average interest rate on outstanding commercial paper	4.61%	5.50%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes Prudential Financial debt of $25 million at both December 31, 2024 and 2023.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

At December 31, 2024 and 2023, the Company was in compliance with all covenants related to the above debt.

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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $142 million and $169 million as of December 31, 2024 and 2023, respectively.

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2023, the 5% limitation equates to a maximum amount of eligible assets of $7.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of $5.9 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

As of December 31, 2024, $2.5 billion of funding agreements remain outstanding under this facility, with maturities ranging from February 2027 to November 2029 and rates ranging from 1.925% to 4.510%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the table above.

Federal Agricultural Mortgage Corporation

In September 2023, as an additional source of liquidity, the Company entered into an agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural mortgage loans. At December 31, 2024, no amounts were drawn from this facility.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Credit Facilities

As of December 31, 2024, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul-29	$4,000	$0
Prudential Holdings of Japan, Inc.	5 years	Sep-29	¥100,000	¥0

In July 2024, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2029. The credit facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary conditions, including Prudential Financial’s maintenance of consolidated net worth of at least $22.1 billion. For these purposes, consolidated net worth is calculated as U.S. GAAP equity excluding AOCI, equity of noncontrolling interests, equity attributable to the Closed Block, and certain adjustments related to the Company’s adoption of ASU 2018-12. The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

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

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2024, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $223 million of certain other lines of credit at December 31, 2024, of which $110 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2024, none of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In March 2023, Prudential Financial entered into ten-year and thirty-year facility agreements with two Delaware trusts upon the completion of the sale of $1.5 billion of trust securities by the trusts in a Rule 144A private placement. The trusts invested the proceeds from the sale of the trust securities in portfolios of principal and/or interest strips of U.S. Treasury securities. The facility agreements provide Prudential Financial the right to issue and sell to the trusts from time to time up to $800 million of 5.791% senior notes due February 15, 2033 and $700 million of 5.997% senior notes due February 15, 2053, and receive in exchange a corresponding amount of the U.S. Treasury securities held by the trusts. In return, the Company agreed to pay semi-annual facility fees to the trusts at rates of 1.815% and 2.066% per annum for the ten-year and thirty-year facilities, respectively, applied to the maximum amount of senior notes that the Company could issue and sell to the trusts.

The right to issue senior notes described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trusts, such as paying the facility fee or reimbursing the trusts for their expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise this issuance right if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $9.0 billion, subject to adjustment in certain cases. Prior to any involuntary exercise of the issuance right, the Company has the right to repurchase any of its senior notes then held by the trusts in exchange for a corresponding amount of U.S. Treasury securities. Finally, Prudential Financial may redeem any outstanding senior notes, in whole or in part, prior to February 15, 2033 and February 15, 2053 for the ten-year and thirty-year facilities, respectively, at a redemption price equal to the greater of par or a make-whole price, or thereafter, at par.

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2024	2023
			($ in millions)
Fixed-rate notes:
Surplus Notes			$0	$346
Surplus Notes subject to set-off arrangements(2)	2035-2049	3.66%-5.48%	14,748	9,790
Senior Notes	2026-2051	1.50%-6.63%	10,245	10,112
Mortgage Debt(3)	2029-2034	1.28%-1.72%	69	0
Floating-rate notes:
Line of Credit	2027	6.42%-7.00%	255	255
Surplus Notes subject to set-off arrangements			0	580
Mortgage Debt(3)	2029-2031	0.73%-1.40%	31	75
Junior Subordinated Notes(4)	2045-2062	1.63%-6.75%	8,587	8,094
Subtotal			33,935	29,252
Less: Assets under set-off arrangements(5)			14,748	10,370
Total long-term debt(6)			$19,187	$18,882
__________
(1)Ranges of interest rates are for the year ended December 31, 2024.
(2)Amount includes $6.9 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 15 for additional information.
(3)Includes $100 million and $27 million of debt denominated in foreign currency at December 31, 2024 and 2023, respectively.
(4)Includes Prudential Financial debt of $8,548 million and subsidiary debt of $39 million denominated in foreign currency at December 31, 2024.
(5)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(6)Includes Prudential Financial debt of $18,793 million and $18,162 million at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2024:

	Calendar Year
	2026	2027	2028	2029	2030 and thereafter	Total
	(in millions)
Long-term debt	$536	$287	$390	$95	$17,879	$19,187

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

The table below presents the Company’s balances related to these issuances, as well as its mortgage debt balance, as of December 31 for the years indicated as follows:

Facility Name	Maturity Date Range	2024 Amount Outstanding	2023 Amount Outstanding
		(in millions)
Medium-Term Notes	2026-2051	$8,382	$8,378
Senior Notes	2047-2049	1,493	1,484
InterNotes® Retail Notes	2026-2045	370	249
Mortgage Debt(1)	2024-2034	185	158
Total		$10,430	$10,269
__________
(1)Includes $85 million of notes from current portion of long-term debt as of December 31, 2024.

The weighted average interest rate on outstanding Medium-Term Notes, Senior Notes, and InterNotes® Retail Notes, including the effect of interest rate hedging activity, was 4.43% for both the years ended December 31, 2024 and 2023, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement Notes Issuance Program

The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 13 for further discussion of these obligations.

Surplus Notes

As of December 31, 2024, PICA had $347 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2024 and 2023, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Surplus Notes with Set-Off Arrangements

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2024 Amount Outstanding	2023 Amount Outstanding
		($ in millions)
Regulation XXX
2024	2044	$8,000	$7,560	$0
2014-2021	2024-2036	NA(1)	0	1,600
2014-2017	2024-2037	NA(1)	0	2,330
2018	2038	NA(1)	0	1,000
Guideline AXXX
2024(2)	2049	9,500	6,888	$0
2013	2033	NA(1)	0	3,500
2017	2037	NA(1)	0	1,540
2020	2032	NA(1)	0	2,100
Other Notes
2019	2035	4,000	300	300
Total		$21,500	$14,748	$12,370
__________
(1)These notes were redeemed in 2024.
(2)Amount includes $6.9 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 15 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date (1)	Maturity Date
	($ in millions)
May-15	$1,000	5.38%	Institutional	5/15/2025	SOFR + 3.29% (2)	5/15/2045
Sep-17	$750	4.50%	Institutional	9/15/2027	SOFR + 2.64% (2)	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/15/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	SOFR + 2.93% (2)	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050
Feb-22	$1,000	5.13%	Institutional	2/28/2032	US Treasury + 3.16%	3/1/2052
Aug-22	$300	5.95%	Retail	9/1/2027	5.95%	9/1/2062
Aug-22	$1,200	6.00%	Institutional	9/1/2032	US Treasury + 3.23%	9/1/2052
Feb-23	$500	6.75%	Institutional	3/1/2033	US Treasury + 2.85%	3/1/2053
Mar-24	$1,000	6.50%	Institutional	3/15/2034	US Treasury + 2.40%	3/15/2054
__________
(1)    Effective June 30, 2023, SOFR is the replacement reference rate for certain outstanding junior subordinated notes issued by the Company that previously used London Inter-Bank Offered Rate (“LIBOR”) as the reference rate.
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

Interest Expense

In order to manage exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting, interest expense was $0 million for both the years ended December 31, 2024 and 2023, and less than $1 million for the year ended December 31, 2022. See Note 5 for additional information regarding the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,956 million, $1,749 million and $1,562 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

19.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2024, approximately 81% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2024, approximately 66% and 34% of the benefit obligation under this plan relates to participants under the traditional formula (including all retirees who are receiving an annuity payment) and cash balance formula, respectively. At December 31, 2024, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2024 and 2023 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(11,238)	$(11,099)	$(1,032)	$(1,348)
Service cost	(206)	(204)	(7)	(9)
Interest cost	(539)	(551)	(51)	(71)
Plan participants’ contributions	0	0	(21)	(24)
Amendments	0	2	0	298
Actuarial gains (losses), net(1)(2)	360	(274)	(29)	(66)
Settlements	62	22	0	0
Special termination benefits	(1)	(25)	0	(5)
Benefits paid	823	827	113	193
Foreign currency changes and other	110	64	1	0
Benefit obligation at end of period	$(10,629)	$(11,238)	$(1,026)	$(1,032)
Change in plan assets
Plan assets at beginning of period	$12,649	$12,519	$1,186	$1,191
Actual return on plan assets	366	788	88	155
Employer contributions	177	185	5	9
Plan participants’ contributions	0	0	21	24
Disbursement for settlements	(62)	(22)	0	0
Benefits paid	(823)	(827)	(113)	(193)
Foreign currency changes and other	(14)	6	0	0
Plan assets at end of period	$12,293	$12,649	$1,187	$1,186
Funded status at end of period	$1,664	$1,411	$161	$154
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,451	$3,385	$232	$240
Accrued benefit liability	(1,787)	(1,974)	(71)	(86)
Net amount recognized	$1,664	$1,411	$161	$154
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(1)	$(2)	$(278)	$(345)
Net actuarial loss	2,924	2,797	218	209
Net amount not recognized	$2,923	$2,795	$(60)	$(136)
Accumulated benefit obligation	$(9,925)	$(10,512)	$(1,026)	$(1,032)
__________
(1)For 2024, actuarial gains for pension were primarily driven by an increase in the discount rate. For 2024, actuarial losses for other postretirement benefits were primarily driven by an increase in medical trend rate.
(2)For 2023, actuarial losses for pension and other postretirement benefits were primarily driven by a decrease in the discount rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($861 million and $893 million benefit obligation at December 31, 2024 and 2023, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. In addition, the Company may from time to time at its discretion make a withdrawal from or request a policy loan through the trust to fund operational or capital needs. The Company requested policy loans through the trust of $0 million and $900 million in 2024 and 2023, respectively. The Company did not make any

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

discretionary payments to the trust or receive any withdrawals from the trust in either 2024 or 2023. As of December 31, 2024 and 2023, the assets in the trust had a carrying value of $157 million and $118 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($51 million and $57 million benefit obligation at December 31, 2024 and 2023, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2024 and 2023, the assets in the trust had a carrying value of $75 million and $77 million, respectively.

Pension benefits for foreign plans comprised 10% and 11% of the ending benefit obligation for 2024 and 2023, respectively. Foreign pension plans comprised 3% of the ending fair value of plan assets for both 2024 and 2023, respectively. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2024	2023
	(in millions)
Projected benefit obligation	$1,787	$1,974
Fair value of plan assets	$0	$0

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2024	2023
	(in millions)
Accumulated benefit obligation	$1,625	$1,795
Fair value of plan assets	$0	$0

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$206	$204	$276	$7	$9	$13
Interest cost	539	551	431	51	71	56
Expected return on plan assets	(953)	(926)	(866)	(76)	(86)	(102)
Amortization of prior service cost	(1)	(1)	(1)	(67)	(7)	(8)
Amortization of actuarial (gain) loss, net	90	69	160	8	10	6
Settlements	1	3	2	0	0	0
Curtailments(1)	0	0	0	0	0	(7)
Special termination benefits(2)(3)(4)	1	25	4	0	5	4
Net periodic (benefit) cost	$(117)	$(75)	$6	$(77)	$2	$(38)
__________
(1)For 2022, curtailments were recognized as a result of the sale of the Full Service Retirement business for other postretirement benefit plans.
(2)For 2024, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.
(3)For 2023, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination while others were provided enhanced benefits due to the Company’s organizational restructuring.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(4)For 2022, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination while others were provided enhanced benefits due to the sale of the Full Service Retirement business.

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2021	$(5)	$3,131	$(69)	$211
Amortization for the period	1	(160)	8	(6)
Deferrals for the period(1)	1	(431)	0	20
Impact of foreign currency changes and other	1	(74)	7	(3)
Balance, December 31, 2022	(2)	2,466	(54)	222
Amortization for the period	1	(69)	7	(10)
Deferrals for the period(2)	(2)	411	(298)	(3)
Impact of foreign currency changes and other	1	(11)	0	0
Balance, December 31, 2023	(2)	2,797	(345)	209
Amortization for the period	1	(90)	67	(8)
Deferrals for the period(3)	0	227	0	17
Impact of foreign currency changes and other	0	(10)	0	0
Balance, December 31, 2024	$(1)	$2,924	$(278)	$218
__________
(1)For 2022, deferred gains for pension were driven by an increase in discount rate offset partially by unfavorable asset performance. Deferred losses for other postretirement benefits were driven by unfavorable asset performance partially offset by an increase in discount rate.
(2)For 2023, deferred losses for pension were driven by a decrease in discount rate and unfavorable asset performance. Deferred gains for other postretirement benefits were driven by a change to the Retiree Medical Plan, decrease in discount rate and favorable asset performance.
(3)For 2024, deferred losses for pension were driven by unfavorable asset performance offset by an increase in discount rate. Deferred losses for other postretirement benefits were driven by an increase in medical trend experience offset by an increase in discount rate and favorable asset performance.

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions
Discount rate (beginning of period)	5.30%	5.45%	2.85%	5.20%	5.55%	2.75%
Discount rate (end of period)	5.85%	5.30%	5.45%	5.70%	5.20%	5.55%
Rate of increase in compensation levels (beginning of period)	6.25%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	6.25%	6.25%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	7.50%	7.50%	6.00%	6.75%	7.75%	7.00%
Interest crediting rate (beginning of period)	4.95%	4.25%	4.25%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.35%	4.95%	4.25%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	7.35%	6.50%	6.00%
Health care cost trend rates (end of period)	N/A	N/A	N/A	7.90%	7.35%	6.50%
For 2024, 2023 and 2022, the ultimate health care cost trend rate after gradual decrease until: 2034, 2030, 2028, (beginning of period)	N/A	N/A	N/A	4.75%	4.75%	4.50%
For 2024, 2023 and 2022, the ultimate health care cost trend rate after gradual decrease until: 2035, 2034, 2030 (end of period)	N/A	N/A	N/A	4.75%	4.75%	4.75%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2024 and December 31, 2023 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2024 portfolio is selected from a compilation of approximately 885 Aa-rated bonds across the full range of maturities. Since bond ratings and yields can vary widely at each maturity point, the Company uses an average bond rating and excludes bonds with unusually high or low yields, so as to avoid relying on bonds that might be mispriced or misrated. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2024 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2023. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied a similar approach to the determination of the expected rate of return on plan assets in 2025. The expected rate of return for 2025 is 8.00% and 6.50% for pension and postretirement, respectively.

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on a regular basis. Asset allocation targets as of December 31, 2024 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	0%	3%	10%	30%
International Equities	0%	11%	3%	20%
Fixed Maturities	52%	71%	6%	76%
Short-term Investments	0%	11%	0%	24%
Real Estate	3%	18%	0%	0%
Other	8%	40%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of both December 31, 2024 and 2023 for either the pension or postretirement plans.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities:
U.S. government securities (federal)	$0	$919	$0	$919	$0	$536	$0	$536
U.S. government securities (state & other)	0	273	0	273	0	365	0	365
Non-U.S. government securities	0	42	0	42	0	51	0	51
Corporate debt:
Corporate bonds	0	2,035	6	2,041	0	2,480	9	2,489
Asset-backed	0	560	0	560	0	66	0	66
Collateralized mortgage obligations	0	453	0	453	0	447	0	447
Collateralized loan obligations	0	24	0	24	0	549	0	549
Interest rate swaps(1)	0	(12)	0	(12)	0	5	0	5
Registered investment companies	44	0	0	44	110	0	0	110
Common stock	20	0	0	20	20	0	0	20
Other(2)	22	1	29	52	63	(6)	82	139
Subtotal fixed maturities	86	4,295	35	4,416	193	4,493	91	4,777
Real estate:
Partnerships	0	0	770	770	0	0	942	942
Other:
Partnerships	0	0	2,437	2,437	0	0	2,142	2,142
Hedge funds	0	0	1,685	1,685	0	0	1,495	1,495
Subtotal other	0	0	4,122	4,122	0	0	3,637	3,637
Net assets in the fair value hierarchy	$86	$4,295	$4,927	$9,308	$193	$4,493	$4,670	$9,356

Investments Measured at Net Asset Value, as a Practical Expedient(3):
Pooled separate accounts				$2,090				$2,222
Common/collective trusts				802				958
United Kingdom insurance pooled funds				93				113
Net assets at fair value				$12,293				$12,649
__________
(1)Interest rate swaps notional amount is $1,227 million for the years ended December 31, 2024 and 2023.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(3)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value. U.S. equities totaled $37 million and $63 million at December 31, 2024 and 2023, respectively. International equities totaled $185 million and $237 million at December 31, 2024 and 2023, respectively. Fixed maturities totaled $2,186 million and $2,249 million at December 31, 2024 and 2023, respectively. Short-term investments totaled $67 million and $118 million at December 31, 2024 and 2023, respectively. Real estate totaled $510 million and $626 million at December 31, 2024 and 2023, respectively.

Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities		Real Estate	Other
	Corporate Bonds	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2023	$0	$65	$1,004	$1,713	$1,455
Actual return on assets:
Relating to assets still held at the reporting date	0	0	(57)	197	121
Relating to assets sold during the period	0	0	0	0	0
Purchases	12	0	(5)	232	(81)
Sales	(3)	0	0	0	0
Issuances	0	82	0	0	0
Settlements	0	(65)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2023	$9	$82	$942	$2,142	$1,495
Actual return on assets:
Relating to assets still held at the reporting date	0	0	(95)	219	158
Relating to assets sold during the period	0	0	0	0	0
Purchases	0	0	(18)	76	32
Sales	(3)	0	(59)	0	0
Issuances	0	29	0	0	0
Settlements	0	(82)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2024	$6	$29	$770	$2,437	$1,685

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. equities	$0	$38	$0	$38	$0	$30	$0	$30
International equities	0	10	0	10	0	9	0	9
Subtotal equities	0	48	0	48	0	39	0	39
Fixed maturities:
Equities	0	2	0	2	0	8	0	8
Subtotal fixed maturities	0	2	0	2	0	8	0	8
Short-term investments:
Registered investment companies	46	0	0	46	40	0	0	40
Net assets in the fair value hierarchy	$46	$50	$0	$96	$40	$47	$0	$87

Investments Measured at Net Asset Value, as a Practical Expedient(1):
Common/collective trusts				$148				$162
Net assets at fair value				244				249
Variable Life Insurance Policies at contract value				943				937
Total net assets				$1,187				$1,186
__________
(1)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value and Variable Life Insurance Policies valued at contract value. U.S. equities totaled $192 million and $351 million at December 31, 2024 and 2023, respectively. International equities totaled $99 million and $88 million at December 31, 2024 and 2023, respectively. Fixed maturities totaled $652 million and $660 million at December 31, 2024 and 2023, respectively.
(2)There were no changes in the fair value of Level 3 postretirement assets from December 31, 2023 through December 31, 2024.

The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(in millions)
2025	$1,148	$127
2026	850	127
2027	882	123
2028	892	112
2029	927	105
2030-2034	4,532	402
Total	$9,231	$996

The Company anticipates that it will make cash contributions in 2025 of approximately $160 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2024 and 2023 was $30 million and $27 million, respectively, and is included in “Other liabilities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $87 million, $79 million and $77 million for the years ended December 31, 2024, 2023 and 2022, respectively.

20.EQUITY

Preferred Stock

As of December 31, 2024, 2023 and 2022, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	14.5	(14.5)
Stock-based compensation programs(1)	0.0	(4.2)	4.2
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.9	(10.9)
Stock-based compensation programs(1)	0.0	(4.1)	4.1
Balance, December 31, 2023	666.3	307.1	359.2
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	8.6	(8.6)
Stock-based compensation programs(1)	0.0	(4.0)	4.0
Balance, December 31, 2024	666.3	311.7	354.6
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

Additional paid-in capital

“Additional paid-in capital” primarily consists of the cumulative excess between: (a) the total cash received by the Company in conjunction with past issuances of Common Stock shares or Common Stock shares reissued from treasury in conjunction with the Company’s stock-based compensation program and (b) the total par value associated with those shares ($.01 per share).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Board of Directors may from time to time, at its discretion, authorize management to repurchase shares of Common Stock of the Company. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and such repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including, but not limited to: compliance with laws, increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions.

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2025, which was approved by the Board of Directors in December 2024:

	January 1, 2025 - December 31, 2025	January 1, 2024 - December 31, 2024	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022
Total Board authorized share repurchase amount ($ in billions)	$1.0	$1.0	$1.0	$1.5
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	8.6	10.9	14.5
__________
* Share repurchase authorization for a future period.

Dividends declared per share of Common Stock are as follows for the years indicated:

	2024	2023	2022
Dividends declared per share of Common Stock	$5.20	$5.00	$4.80

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

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Nonperformance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,107)	$26,640	$(33,220)	$707	$(2,513)	$(9,493)
Change in OCI before reclassifications	(1,145)	(56,430)	63,643	938	478	7,484
Amounts reclassified from AOCI	15	586	0	0	157	758
Income tax benefit (expense)	(37)	13,010	(15,181)	(197)	(150)	(2,555)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	(246)	5,076	(8,770)	(693)	(98)	(4,731)
Amounts reclassified from AOCI	(18)	1,143	0	0	71	1,196
Income tax benefit (expense)	(148)	(1,238)	2,075	145	3	837
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	(811)	(12,822)	11,804	(466)	(234)	(2,529)
Amounts reclassified from AOCI	(41)	2,697	0	0	30	2,686
Income tax benefit (expense)	(77)	2,651	(3,045)	98	9	(364)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
__________
(1)Includes cash flow hedges of $1,780 million, $869 million and $2,616 million as of December 31, 2024, 2023, and 2022, respectively, and fair value hedges of $(64) million, $(60) million, and $(54) million as of December 31, 2024, 2023, and 2022, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2024	2023	2022
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$41	$18	$(15)	Realized investment gains (losses), net
Foreign currency translation adjustment	0	0	0	Other income (loss)
Total foreign currency translation adjustment	41	18	(15)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(30)	(38)	(7)	(3)
Cash flow hedges—Currency	3	14	15	(3)
Cash flow hedges—Currency/Interest rate	612	200	897	(3)
Fair value hedges—Currency	(10)	(8)	(4)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(3,272)	(1,311)	(1,487)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(2,697)	(1,143)	(586)	(4)
Amortization of defined benefit items:
Prior service cost	68	8	9	(5)
Actuarial gain (loss)	(98)	(79)	(166)	(5)
Total amortization of defined benefit items	(30)	(71)	(157)
Total reclassifications for the period	$(2,686)	$(1,196)	$(758)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on AFS Fixed Maturity Securities on Which an ACL has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders' Dividends	Income Tax Benefit (Expense)	AOCI Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$23	$40,415	$417	$(1,921)	$(3,657)	$(8,637)	$26,640
Net investment gains (losses) on investments arising during the period	(90)	(65,938)				15,164	(50,864)
Reclassification adjustment for (gains) losses included in net income	23	563				(135)	451
Reclassification due to allowance for credit losses recorded during the period	(1)	1				0	0
Impact of net unrealized investment (gains) losses			(1,120)	3,867	6,851	(2,019)	7,579
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,373	$(16,194)
Net investment gains (losses) on investments arising during the period	15	6,595				(1,327)	5,283
Reclassification adjustment for (gains) losses included in net income	(3)	1,146				(229)	914
Reclassification due to allowance for credit losses recorded during the period	(39)	39				0	0
Impact of net unrealized investment (gains) losses			219	(640)	(1,113)	318	(1,216)
Balance, December 31, 2023	$(72)	$(17,179)	$(484)	$1,306	$2,081	$3,135	$(11,213)
Net investment gains (losses) on investments arising during the period	(24)	(12,703)				3,339	(9,388)
Reclassification adjustment for (gains) losses included in net income	97	2,600				(708)	1,989
Reclassification due to allowance for credit losses recorded during the period	5	(5)				0	0
Impact of net unrealized investment (gains) losses			215	(325)	15	20	(75)
Balance, December 31, 2024	$6	$(27,287)	$(269)	$981	$2,096	$5,786	$(18,687)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2024, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $4,641 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio is equal to an insurer’s total adjusted capital divided by the minimum amount of statutory capital and surplus needed by the insurer to support its operations, which is referred to as its “company action level RBC.” Insurers that have less statutory capital than required by their company action level RBC are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios for PICA and its other domestic insurance subsidiaries as of December 31, 2024 above the 100% regulatory required minimum that would require corrective action and above PICA’s target level that would support a “AA” financial strength rating.

The following table summarizes certain statutory financial information for the Company’s U.S. insurance subsidiary as of and for the years ended:

	PICA
	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions)
Statutory net income (loss)	$1,245	$1,732	$1,116
Statutory capital and surplus	$15,753	$16,085	$14,049

U.S. Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2024, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $3,444 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,575 million in 2025, without prior approval of the NJDOBI. Of the $1,575 million, $275 million is permitted to be paid after March 28, 2025, an additional $400 million is permitted to be paid after June 27, 2025 and the remaining $900 million is permitted to be paid after December 27, 2025, without prior approval of the NJDOBI.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2024, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2024 and 2023, respectively, or for the years ended December 31, 2024, 2023 and 2022, respectively.

International Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to Prudential of Japan and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of statutory paid-in capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution may require the prior approval of the FSA. Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution.

For the year ended December 31, 2024, Prudential Financial received $585 million from its international insurance subsidiaries and $800 million from a holding company. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. The Company’s Japan insurance operations have entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, as well as with the Company’s domestic insurance operations to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2025, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

21.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

	2024			2023			2022
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,846			$2,508			$(1,675)
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	119			20			(28)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	32			29			25
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,695	357.5	$7.54	$2,459	363.5	$6.76	$(1,672)	372.3	$(4.49)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$32			$29			$25
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	32			29			25
Stock options		0.3			0.2			0.0
Deferred and long-term compensation programs		1.5			0.9			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,695	359.3	$7.50	$2,459	364.6	$6.74	$(1,672)	372.3	$(4.49)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2024, 2023 and 2022, as applicable, were based on 4.0 million, 4.1 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

	2024		2023		2022
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$110.42	1.2	$102.63	0.5	$108.19
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0		0.4
Antidilutive shares based on application of the treasury stock method	0.0		0.1		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0		2.0
Total antidilutive stock options and shares	0.1		1.3		3.0

22.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 13,684,720 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2024.

Assurance IQ Acquisition

The Company acquired AIQ on October 10, 2019. The terms of the acquisition included compensation awards that involved share-based payment arrangements that are linked to retention and therefore fall under the reporting requirements of ASC 718, Stock Compensation. These compensation awards include stock options, restricted stock units and performance shares.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Compensation Costs

Compensation cost for restricted stock units, performance shares and performance units granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the awards related to the AIQ acquisition, the fair value of each stock option award is based on its intrinsic value on the date of grant. There were no stock options granted in 2024, 2023 and 2022.

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

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2024		2023		2022
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$0	$0	$0	$0	$1	$0
Employee restricted stock units	200	47	200	47	189	44
Employee performance shares and performance units	114	27	54	12	18	4
Total	$314	$74	$254	$59	$208	$48
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

On January 10, 2024, the Board of Directors of Prudential Financial, Inc. adopted certain modifications to the terms and conditions of performance shares granted in 2021, 2022, and 2023. These modifications 1) mitigate the impact of outsized interest rate volatility, both positive and negative, as it relates to achieving adjusted book value per share growth goals, and 2) reduce certain book value per share goals and maximum payout opportunities. The impact from these modifications increased shares to be delivered to 161 employees across all three performance plans by a total of approximately 600,000 shares. In addition, total compensation costs resulting from these modifications increased by approximately $62 million.

	2024		2023		2022
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$0	$0	$2	$1	$10	$2
Employee restricted stock units	0	0	1	0	2	1
Employee performance shares	0	0	0	0	0	0
Total	$0	$0	$3	$1	$12	$3

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2024, 2023 and 2022 were de minimis.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Stock Options

Each stock option granted under the Omnibus Incentive Plan has an exercise price at the fair market value of Prudential Financial’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Options granted related to the AIQ acquisition have an exercise price based on the original strike price of the AIQ options that they replaced and have a maximum term of 10 years from the date the AIQ options were originally granted. Options granted related to the AIQ acquisition generally vest quarterly over three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,700,332	$95.22	18,358	$1.53
Granted	0	0.00	0	0.00
Exercised	(1,037,398)	94.74	(15,949)	1.64
Forfeited	0	0.00	0	0.00
Expired	(1,039)	84.53	(238)	7.56
Outstanding at December 31, 2024	661,895	$96.00	2,171	$0.09
Exercisable at December 31, 2024	661,895	$96.00	2,171	$0.09

There were no stock options granted for the years 2024, 2023 or 2022. No AIQ acquisition related options were granted in 2024, 2023 or 2022.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $26 million, $8 million, and $33 million, respectively. For the AIQ acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $2 million, $3 million and $15 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2024 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	3.28 years	$15	0.25 years	$0
Exercisable	3.28 years	$15	0.25 years	$0

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s restricted stock unit and performance share awards under the Omnibus Incentive Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2023	4,058,190	$103.48	2,102,693	$103.72
Granted	2,146,030	102.66	709,411	97.67
Forfeited	(276,716)	105.56	(72,428)	105.88
Performance adjustment(2)	0	0.00	(40,560)	103.71
Released	(2,008,167)	100.26	(775,967)	103.48
Restricted at December 31, 2024	3,919,337	$104.53	1,923,149	$101.50
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

A summary of the Company’s restricted stock unit awards related to the AIQ acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 31, 2023	4,101	$87.67
Granted	0	0.00
Forfeited	(485)	87.67
Released	(3,616)	87.67
Restricted at December 31, 2024	0	$0.00

The fair market value of restricted stock units and performance shares released under the Omnibus Incentive Plan for the years ended December 31, 2024, 2023 and 2022 was $302 million, $360 million and $366 million, respectively. The fair market value of restricted stock units released for the AIQ acquisition related awards under the Omnibus Incentive Plan for the years ended December 31, 2024, 2023 and 2022 was less than $1 million, $1 million and $2 million, respectively.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2024, 2023 and 2022 was $102.66, $102.64 and $119.71, respectively. The weighted average grant date fair value for performance shares granted under the Omnibus Incentive Plan during the years ended December 31, 2024, 2023 and 2022 was $97.67, $103.27 and $121.29, respectively. There were no restricted stock units granted for the AIQ acquisition during the year ended December 31, 2024, 2023 and 2022.

Unrecognized Compensation Cost

There was no unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2024. Unrecognized compensation cost for restricted stock units and performance shares under the Omnibus Incentive Plan as of December 31, 2024 was $174 million with a weighted average recognition period of 1.69 years. There was no unrecognized compensation cost for stock options or restricted units related to the AIQ acquisition as of December 31, 2024.

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2024, 2023 and 2022 was $3 million, $2 million and $8 million, respectively. The tax benefit realized for exercises of stock options related to the AIQ acquisition during the years ended December 31, 2024, 2023 and 2022 was less than $1 million, $1 million and $4 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2024, 2023 and 2022 was $60 million, $77 million and $75 million, respectively. The tax benefit realized upon vesting of restricted stock units related to the AIQ acquisition during the years ended December 31, 2023, 2022 and 2021 was less than $1 million, less than $1 million and less than $1 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2024, 2023 and 2022 were $0, $0 and $1 million, respectively. As of December 31, 2022, there were no longer any performance units outstanding.

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

The PGIM segment provides investment management services and solutions related to public fixed income, public equity, real estate debt and equity, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients globally, as well as the Company’s insurance and retirement businesses.

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

The International Businesses segment develops and distributes life insurance, retirement products, investment products and certain accident and health products with fixed benefits to mass affluent and affluent customers through its Life Planner operations in Japan, Brazil and Mexico. Its Gibraltar Life and Other operations also provide similar products, as well as advisory and administration services to broad middle income and mass affluent customers across Japan, and through joint ventures in Chile, China, India and Indonesia, and strategic investments in Ghana, Kenya and South Africa through multiple distribution channels (including Life Consultants, banks and independent agencies).

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Businesses that are included in the Company’s Corporate and Other operations. See Note 16 for additional information regarding the Closed Block.

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) the Company’s qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, primarily including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across the Company’s businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to the Company’s Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in the International Businesses segment; (10) intercompany arrangements with the International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) results of certain consolidated investment funds managed by the Company’s PGIM business; (12) Prudential Advisors, Prudential’s proprietary nationwide sales organization; (13) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (14) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

For information related to significant acquisitions and dispositions, see Note 1. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to current year presentation.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the chief executive officer, who is the Company’s chief operating decision maker (“CODM”), and is the measure of segment performance presented below. The CODM uses adjusted operating income to (1) evaluate segment performance; (2) allocate resources and capital, predominantly during the annual budgeting and planning processes; and (3) consider variances to pre-established targets during the compensation process. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses.

Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” for the following items which are important to an understanding of overall results of operations, and are described in greater detail below:

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024 and each of the four quarters of 2023. As a result, the Company has voluntarily revised its historical adjusted operating income for the relevant periods, resulting in decreases in pre-tax adjusted operating income of $149 million (unaudited) for the nine months ended September 30, 2024, and $55 million for the year ended December 31, 2023.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$(11)	$(32)	$22
Current period yield adjustments	$216	$467	$515
Principal source of earnings	$50	$1	$245
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $140 million, $178 million and $100 million for the years ended 2024, 2023 and 2022, respectively. As of December 31, 2024, there was a $466 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily within the Individual Retirement Strategies business and International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $100 million, $107 million and $113 million for the years ended 2024, 2023 and 2022, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net gains (losses) from:
Investments carried at fair value through net income	$(337)	$754	$(1,562)
Foreign currency exchange movements	$(76)	$(123)	$286
Other activities(1)	$(1)	$(10)	$(33)
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

Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests

Equity in earnings of joint ventures and other operating entities, on a pre-tax basis, are included in adjusted operating income as these results are a principal source of earnings. These earnings are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on the Company’s Consolidated Statements of Operations.

Earnings attributable to noncontrolling interests are excluded from adjusted operating income. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors, and are reflected on a U.S. GAAP basis as a separate line on the Company’s Consolidated Statements of Operations.

Other adjustments

“Other adjustments” represents all other adjustments that are excluded from adjusted operating income. These primarily include certain components of the consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of select financial information

The tables below present certain financial information that is regularly provided to the CODM for the Company’s segments, including revenues and significant benefits and expenses, on an adjusted operating income basis, as well as assets by segment, and the reconciliation of the segment totals to amounts reported in the Consolidated Financial Statements.

	Year Ended December 31, 2024
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	Net Investment Income	Total Revenues	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Interest Expense	Amortization of DAC	General and Administrative Expenses(5)	Other Benefits and Expenses(6)	Total Benefits and Expenses	Total Revenue Less Total Benefits and Expenses
	(in millions)
PGIM	$15	$4,092	$0	$0	$105	$2	$3,110	$0	$3,217	$875
U.S. Businesses:
Institutional Retirement Strategies	4,674	28,195	25,752	664	31	11	257	(376)	26,339	1,856
Individual Retirement Strategies(1)	2,110	5,125	141	1,039	84	394	1,696	8	3,362	1,763
Retirement Strategies(1)(2)	6,784	33,320	25,893	1,703	115	405	1,953	(368)	29,701	3,619
Group Insurance	530	6,427	4,801	149	11	6	1,146	0	6,113	314
Individual Life(2)	3,089	6,195	3,095	803	1,113	442	815	132	6,400	(205)
Total U.S. Businesses	10,403	45,942	33,789	2,655	1,239	853	3,914	(236)	42,214	3,728
International Businesses:
Life Planner	2,508	9,352	5,605	288	(9)	320	1,044	234	7,482	1,870
Gibraltar Life and Other	3,215	8,573	4,643	922	7	326	1,272	167	7,337	1,236
Total International Businesses	5,723	17,925	10,248	1,210	(2)	646	2,316	401	14,819	3,106
Corporate and Other(3)	1,234	94	(19)	84	677	(56)	1,191	0	1,877	(1,783)
Total segment adjusted operating income before income taxes(1)	17,375	68,053	44,018	3,949	2,019	1,445	10,531	165	62,127	5,926
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(4)	(17)	(1,741)	(3)	347	0	32	0	33	409	(2,150)
Change in value of market risk benefits, net of related hedging gains (losses)	0	(397)	0	0	0	0	0	0	0	(397)
Market experience updates	0	(88)	(3)	0	0	0	0	(33)	(36)	(52)
Divested and Run-off Businesses:
Closed Block division	2,048	3,287	2,342	117	(2)	12	290	641	3,400	(113)
Other Divested and Run-off Businesses	503	1,426	765	169	13	3	591	(145)	1,396	30
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	(135)	0	0	0	0	(119)	0	(119)	(16)
Other adjustments	0	0	0	0	0	0	19	0	19	(19)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$19,909	$70,405	$47,119	$4,582	$2,030	$1,492	$11,312	$661	$67,196	$3,209

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended Year Ended December 31, 2023
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	Net Investment Income	Total Revenues	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Interest Expense	Amortization of DAC	General and Administrative Expenses(5)	Other Benefits and Expenses(6)	Total Benefits and Expenses	Total Revenue Less Total Benefits and Expenses
	(in millions)
PGIM	$268	$3,638	$0	$0	$113	$2	$2,810	$0	$2,925	$713
U.S. Businesses:
Institutional Retirement Strategies	4,180	11,030	8,759	552	1	16	208	(201)	9,335	1,695
Individual Retirement Strategies(1)(7)	1,454	4,532	134	560	72	349	1,591	8	2,714	1,818
Retirement Strategies(1)(2)(7)	5,634	15,562	8,893	1,112	73	365	1,799	(193)	12,049	3,513
Group Insurance	512	6,285	4,703	166	8	9	1,080	0	5,966	319
Individual Life(2)	2,860	6,274	3,295	912	898	456	694	114	6,369	(95)
Total U.S. Businesses	9,006	28,121	16,891	2,190	979	830	3,573	(79)	24,384	3,737
International Businesses:
Life Planner	2,351	9,596	5,841	243	(3)	306	1,104	105	7,596	2,000
Gibraltar Life and Other	2,938	9,086	5,216	700	26	316	1,361	284	7,903	1,183
Total International Businesses	5,289	18,682	11,057	943	23	622	2,465	389	15,499	3,183
Corporate and Other(3)	730	49	(11)	113	639	(37)	1,379	0	2,083	(2,034)
Total segment adjusted operating income before income taxes(1)	15,293	50,490	27,937	3,246	1,754	1,417	10,227	310	44,891	5,599
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(4)(7)	(18)	(2,103)	(105)	431	0	29	0	52	407	(2,510)
Change in value of market risk benefits, net of related hedging gains (losses)	0	56	0	0	0	0	0	0	0	56
Market experience updates	0	67	(2)	0	0	0	0	(41)	(43)	110
Divested and Run-off Businesses:
Closed Block division	1,959	3,666	2,354	118	0	13	273	1,008	3,766	(100)
Other Divested and Run-off Businesses(5)(7)	631	1,888	747	188	9	0	669	254	1,867	21
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	(85)	0	0	0	0	(17)	0	(17)	(68)
Other adjustments	0	0	0	0	0	0	36	0	36	(36)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$17,865	$53,979	$30,931	$3,983	$1,763	$1,459	$11,188	$1,583	$50,907	$3,072

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended Year Ended December 31, 2022
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	Net Investment Income	Total Revenues	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Interest Expense	Amortization of DAC	General and Administrative Expenses(5)	Other Benefits and Expenses(6)	Total Benefits and Expenses	Total Revenue Less Total Benefits and Expenses
	(in millions)
PGIM	$94	$3,622	$0	$0	$57	$3	$2,719	$0	$2,779	$843
U.S. Businesses:										0
Institutional Retirement Strategies	3,653	19,116	17,476	394	15	11	207	(534)	17,569	1,547
Individual Retirement Strategies(1)(7)	918	5,470	149	314	(55)	362	1,708	10	2,488	2,982
Retirement Strategies(1)(2)(7)	4,571	24,586	17,625	708	(40)	373	1,915	(524)	20,057	4,529
Group Insurance	479	6,115	4,914	153	4	2	1,058	0	6,131	(16)
Individual Life(2)	2,467	5,786	3,290	926	810	446	738	1,378	7,588	(1,802)
Total U.S. Businesses	7,517	36,487	25,829	1,787	774	821	3,711	854	33,776	2,711
International Businesses:
Life Planner	2,119	9,541	5,992	183	18	296	1,101	7	7,597	1,944
Gibraltar Life and Other	2,847	9,470	5,735	555	17	300	1,431	171	8,209	1,261
Total International Businesses	4,966	19,011	11,727	738	35	596	2,532	178	15,806	3,205
Corporate and Other(3)	605	(84)	0	137	712	(39)	667	0	1,477	(1,561)
Total segment adjusted operating income before income taxes(1)	13,182	59,036	37,556	2,662	1,578	1,381	9,629	1,032	53,838	5,198
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(4)(7)	(23)	(6,083)	207	(156)	0	37	0	154	242	(6,325)
Change in value of market risk benefits, net of related hedging gains (losses)	0	(443)	0	0	0	0	0	0	0	(443)
Market experience updates	0	161	(6)	0	0	0	0	(475)	(481)	642
Divested and Run-off Businesses:
Closed Block division	1,976	2,958	2,428	121	9	14	289	115	2,976	(18)
Other Divested and Run-off Businesses(5)(7)	902	1,250	631	(434)	10	1	1,000	929	2,137	(887)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	2	0	0	0	0	38	0	38	(36)
Other adjustments	0	0	0	0	0	0	23	0	23	(23)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$16,037	$56,881	$40,816	$2,193	$1,597	$1,433	$10,979	$1,755	$58,773	$(1,892)
__________
(1)The amount for 2023 reflects the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies segment. See “—Adjusted Operating Income” above for additional information.
(2)The Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(3)Corporate and Other operations, through Prudential Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third parties.
(4)As a result of the adoption of ASU 2018-12, “Charges related to realized investment gains (losses),” no longer includes the current period impact of net realized investment gains (losses) on the amortization of DAC. Amounts above reflect amortization of historical DAC balances related to realized investment gains (losses) prior to the adoption of the ASU.
(5)“General and administrative expenses” includes amounts related to salaries, employee benefits, occupancy, technology, consulting, external and contracted services, legal, corporate charges, costs for initiatives, and other miscellaneous expenses, as well as variable expenses such as commissions, net of deferrals, and other fees related to sales of certain insurance and investment products.
(6)“Other benefits and expenses” primarily includes: (i) the change in estimates of liability for future policy benefits, which can be either positive or negative, for Retirement Strategies, Individual Life and International Businesses; (ii) dividends to policyholders for Individual Life and International Businesses, which are included in adjusted operating income; and (iii) dividends to policyholders in the Closed Block Division and goodwill impairments for Other Divested and Run-off Businesses related to AIQ, which are not included in adjusted operating income.
(7)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
	2024	2023
	(in millions)
Assets by segment:
PGIM(1)	$36,044	$42,153
U.S. Businesses:
Institutional Retirement Strategies	126,842	111,308
Individual Retirement Strategies	150,151	139,934
Retirement Strategies	276,993	251,242
Group Insurance	39,340	39,214
Individual Life	122,590	116,449
Total U.S. Businesses	438,923	406,905
International Businesses:
Life Planner	76,089	81,164
Gibraltar Life and Other	103,949	110,060
Total International Businesses	180,038	191,224
Corporate and Other	31,767	29,842
Closed Block division	48,815	51,088
Total assets per Consolidated Statements of Financial Position	$735,587	$721,212
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following by geographic location that are 10 percent or more of the Company’s total consolidated revenue:

	2024	2023	2022
	(in millions)
United States	$48,568	$31,031	$36,826
Japan	13,760	15,538	14,599
Other countries	8,077	7,410	5,456
Total PFI consolidated revenue	$70,405	$53,979	$56,881

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in the Company’s Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2024	2023	2022
	(in millions)
PGIM segment intersegment revenues	$837	$796	$822

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2024	2023	2022
	(in millions)
Asset-based management fees	$3,386	$3,169	$3,434
Performance-based incentive fees	198	45	84
Other fees	506	503	544
Total asset management and service fees	$4,090	$3,717	$4,062

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

The related party balances with Prismic and Prismic Re impacted the Company’s balance sheet as of the periods indicated as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Reinsurance recoverables and deposit receivables	$9,084	$9,752
Other assets	$187	$132
Reinsurance and funds withheld payables (includes $(91) and $508 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)	$7,796	$8,544
Accumulated other comprehensive income (loss)	$(139)	$335

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both December 31, 2024 and 2023. See Note 25 for additional information on the Company’s guarantees and commitments.

The related party activity with Prismic and Prismic Re impacted the Company’s results of operations and cash flows for the periods indicated as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2024	2023
	(in millions)
Premiums	$6	$(4,811)
Asset management and service fees	38	10
Other income	150	52
Realized investment gains(losses), net	255	(491)
Policyholders’ benefits	(281)	(4,915)
Change in estimates of liability for future policy benefits	7	5
General and administrative expenses	48	3
Income (loss) from related parties, before income taxes	675	(333)
Other comprehensive income (loss), before tax	(473)	335
Total comprehensive income (loss), before tax	$202	$2

	Years Ended December 31,
	2024	2023
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$(255)	$491
Change in:
Reinsurance related-balances	$(743)	$(235)
Other, net	$16	$29
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$374	$3

25.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	As of December 31,
	2024	2023
	(in millions)
Total outstanding mortgage loan commitments	$2,552	$1,798
Portion of commitment where prearrangement to sell to investor exists	$578	$366

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $2 million and $1 million as of December 31, 2024 and 2023, respectively. The change in allowance is $1 million and $0 million for the years ended December 31, 2024 and 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2024	2023
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$11,664	$10,675
Expected to be funded from separate accounts	$0	$39

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the years ended December 31, 2024 or 2023.

Indemnification of Securities Lending and Securities Repurchase Transactions

	As of December 31,
	2024	2023
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,015	$5,409
Fair value of related collateral associated with above indemnifications(1)	$5,119	$5,528
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $240 million and $0 million related to securities repurchase transactions as of December 31, 2024 and December 31, 2023, respectively.

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

Guarantees of Asset Values

	As of December 31,
	2024	2023
	(in millions)
Guaranteed value of third parties’ assets	$76,416	$78,009
Fair value of collateral supporting these assets	$71,423	$73,186
Asset (liability) associated with guarantee, carried at fair value	$(1)	$(2)

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2024	2023
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,272	$3,102
First-loss exposure portion of above	$942	$898
Accrued liability associated with guarantees(1)	$25	$28
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $12 million and $14 million as of December 31, 2024 and 2023, respectively. The change in allowance is a reduction of $2 million and $3 million for the years ended December 31, 2024 and 2023, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $25,763 million and $24,875 million of mortgages subject to these loss-sharing arrangements as of December 31, 2024 and 2023, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2023, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for either the twelve months ended December 31, 2024 and 2023.

Other Guarantees

	As of December 31,
	2024	2023
	(in millions)
Other guarantees where amount can be determined	$289	$36
Accrued liability for other guarantees and indemnifications	$32	$32

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2024, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 24 for additional information on the related party relationship between the Company and Prismic Re and Note 15 for additional information on the Company’s reinsurance transactions.

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

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2024	2023
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$25	$35
Premium tax offset currently available for paid assessments	62	2
Total	$87	$37
Other liabilities:
Insolvency assessments	$29	$29

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law and seeks unspecified damages along with declaratory and injunctive relief. In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California. Plaintiff filed a motion to remand the action to the California Superior Court, Alameda County, and in December 2024, the motion was granted.

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In December 2017, Total Asset Recovery Services, LLC, on behalf of the State of New York, filed a Second Amended Complaint in the Supreme Court of the State of New York, County of New York, against, among other 19 defendants, Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Insurance Agency, LLC, alleging that the Company failed to escheat life insurance proceeds in violation of the New York False Claims Act. The second amended complaint seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In May 2018, defendants filed a motion to dismiss the Second Amended Complaint. In April 2019, defendants’ motion to dismiss the Second Amended Complaint was granted and plaintiff subsequently filed a Notice of Appeal with the New York State Supreme Court, First Department. In December 2020, the New York Supreme Court, First Department, reversed and vacated the judgment of the trial court and granted leave to plaintiff to file a third amended complaint. In March 2021, the plaintiff filed a third amended complaint asserting claims against all defendants for violation of the New York False Claims Act, and seeking injunctive relief, compensatory and treble damages, attorneys’ fees and costs. In January 2023, the plaintiff filed a Fourth Amended Complaint. In March 2023, defendants filed a motion to dismiss the Fourth Amended Complaint. In October 2024, defendants’ motion to dismiss the Fourth Amended Complaint was denied. In December 2024, defendants filed an Answer to the Fourth Amended Complaint.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Other Matters

Cho v. PICA, et al.

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint. In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and current and former members of the Company’s Administrative Committee and Investment Oversight Committee. In December

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

2020, defendants filed a motion to dismiss the amended complaint. In September 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice. In October 2021, plaintiff filed a second amended complaint asserting claims against defendants under the Employee Retirement Income Security Act of 1974 for breach of fiduciary duty, prohibited transactions and failure to monitor fiduciaries. The second amended complaint seeks declaratory, injunctive and equitable relief, unspecified damages, attorneys’ fees and costs. In December 2021, defendants filed a motion to dismiss the second amended complaint. In August 2022, the court: (i) dismissed, with prejudice, the breach of the fiduciary duty of loyalty and prohibited transaction claims based on the inclusion of Prudential-affiliated funds in the Plan’s investment options; (ii) dismissed, without prejudice, the breach of fiduciary duty claims based on certain alleged underperforming Plan funds; and (iii) denied the motion to dismiss plaintiffs’ claims for breach of the fiduciary duties of prudence and to monitor other fiduciaries, based on alleged delays in removing other alleged underperforming funds. In September 2022, plaintiff filed a third amended complaint asserting claims for breach of duty of prudence and to monitor fiduciaries, and in October 2022, defendants filed their answer to the third amended complaint. In May 2023, plaintiff filed a motion for class certification. In August 2023, the court issued an Order granting plaintiff’s class certification motion. In January 2024, by an October 2023 court Order, defendants submitted to plaintiffs their summary judgment brief. In December 2024, the court issued an order granting Prudential’s motion for summary judgment. In January 2025, plaintiff filed a Notice of Appeal to the Third Circuit.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO (“Racketeer Influenced and Corrupt Organizations Act”) statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western district of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the district court’s dismissal of the LIBOR plaintiffs’ antitrust claims and remanded to the district court the question of whether plaintiffs possess standing as “efficient enforcers” of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied defendants’ petition for certiorari. In February 2017, the court clarified its December 2016 order, holding that antitrust claims only exist against panel banks, not their affiliates. This clarification resulted in the Funds’ New Jersey antitrust claims being dismissed for lack of personal jurisdiction. The Funds antitrust claims in the New York and North Carolina actions remain pending. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims dismissed on personal jurisdiction grounds. In July 2017, the Funds filed with the Second Circuit Court an appeal from the dismissal of their New Jersey anti-trust claims. In June 2019, the court issued

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

two orders approving stipulations dismissing with prejudice Prudential’s claims against Citigroup Inc., Citibank, N.A., Citigroup Funding Inc., and Citigroup Global Markets Inc. In December 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against HSBC Holdings PLC, HSBC Bank PLC, HSBC Finance Corp., HSBC Securities (USA) Inc., and HSBC USA Inc. In May 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Barclays Bank PLC, Barclays Capital Inc., and Barclays PLC. In August 2020, the court issued two orders approving stipulations dismissing with prejudice, Prudential’s claims against Deutsche Bank AG. In October 2020, the court issued orders approving stipulations dismissing with prejudice, Prudential’s claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC, f/k/a/ J.P. Morgan Securities Inc., Bank of America Corporation, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Inc., f/k/a Banc of America Securities LLC. In December 2021, the Second Circuit Court of Appeals affirmed the district court’s order dismissing federal and state antitrust claims based on lack of privity with a defendant bank and reversed the district court’s personal jurisdiction based dismissal of the non-U.S. incorporated defendants. In February 2022, the court issued orders approving stipulations dismissing with prejudice Prudential’s claims against Credit Suisse Group AG, Credit Suisse AG, Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC. In March 2022, defendants petitioned the United States Supreme Court for a writ of certiorari to review the Second Circuit Court of Appeals judgment that personal jurisdiction extends to foreign defendants. In June 2022, the United States Supreme Court denied defendants’ petition. In December 2024, the court issued an order dismissing with prejudice the remaining defendants in this case. This matter is now closed.

Regulatory

Civil Investigative Demand

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

26. SUBSEQUENT EVENTS

Common Stock Dividend

On February 4, 2025, Prudential Financial’s Board of Directors declared a cash dividend of $1.35 per share of Common Stock, payable on March 13, 2025 to shareholders of record as of February 18, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2024 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, no such plans or other arrangements were adopted or terminated.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item pertaining to executive officers of Prudential Financial appears in “Business—Information About our Executive Officers.”

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to all other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.investor.prudential.com.

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2025, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	7,195,066	(1)	$95.69	(2)	13,684,720
Equity compensation plans approved by security holders—Director Plan	188,898
Equity compensation plans approved by security holders—PSPP(3)					3,701,165
Total equity compensation plans approved by security holders	7,383,964				17,385,885
Equity compensation plans not approved by security holders
Grand Total	7,383,964				17,385,885
__________
(1)Represents 664,066 outstanding Options, 3,919,337 outstanding Restricted Units and 2,611,663 outstanding Performance Shares as of December 31, 2024 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2024. The number of performance shares outstanding as of December 31, 2024 at target (100%) performance factor was 1,923,149. The actual number of performance shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target number of performance shares granted, based upon the achievement of Company financial performance goals selected by the Compensation Committee at the start of the performance period. Performance shares granted to senior management in 2021 also include a performance goal related to diversity and inclusion.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 3.27 years.
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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2024
(in millions)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,869	$20,348	$20,348
Obligations of U.S. states and their political subdivisions	6,590	6,104	6,104
Foreign government securities	63,523	57,479	57,479
Asset-backed securities	16,979	17,134	17,134
Residential mortgage-backed securities	2,698	2,490	2,490
Commercial mortgage-backed securities	9,791	9,273	9,273
Public utilities	34,779	31,572	31,572
All other corporate bonds	181,512	166,858	166,858
Redeemable preferred stock	263	312	312
Total fixed maturities, available-for-sale	$341,004	$311,570	$311,570
Equity securities:
Common stocks:
Other common stocks	$5,720	$7,076	$7,076
Mutual funds	1,074	2,073	2,073
Nonredeemable preferred stocks	57	74	74
Perpetual preferred stocks	192	194	194
Total equity securities, at fair value	$7,043	$9,417	$9,417
Fixed maturities, trading	$13,631	$12,530	$12,530
Assets supporting experience-rated contractholder liabilities(1)	2,582		3,707
Commercial mortgage and other loans(2)	62,341		62,341
Policy loans	9,795		9,795
Short-term investments	9,069		9,069
Other invested assets	26,351		26,351
Total investments	$471,816		$444,780
__________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $61,761 million and uncollateralized loans of $580 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2024 and 2023
(in millions)

	2024	2023
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2024- $1,477; 2023- $1,519)	$1,335	$1,386
Equity securities, at fair value (cost: 2024- $25; 2023- $25)	25	25
Other invested assets	3,361	2,237
Total investments	4,721	3,648
Cash and cash equivalents	1,051	971
Due from subsidiaries	3,460	2,377
Loans receivable from subsidiaries	5,251	7,448
Investment in subsidiaries	41,054	38,519
Property, plant and equipment	381	404
Income taxes receivable	418	682
Other assets	475	315
TOTAL ASSETS	$56,811	$54,364
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,800	$3,166
Loans payable to subsidiaries	5,602	4,602
Short-term debt	25	25
Long-term debt	18,793	18,162
Income taxes payable	167	100
Other liabilities	552	489
Total liabilities	28,939	26,544
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2024 and December 31, 2023)	6	6
Additional paid-in capital	25,901	25,746
Common Stock held in treasury, at cost (311,738,187 and 307,089,216 shares as of December 31, 2024 and 2023, respectively)	(24,511)	(23,780)
Accumulated other comprehensive income (loss)(1)	(6,711)	(6,504)
Retained earnings	33,187	32,352
Total equity	27,872	27,820
TOTAL LIABILITIES AND EQUITY	$56,811	$54,364

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
REVENUES
Net investment income	$376	$345	$177
Realized investment gains (losses), net	(2)	(4)	128
Affiliated interest revenue	392	408	387
Other income (loss)	17	14	27
Total revenues	783	763	719
EXPENSES
General and administrative expenses	164	173	71
Interest expense	1,322	1,282	1,161
Total expenses	1,486	1,455	1,232
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND JOINT VENTURES AND OTHER OPERATING ENTITIES	(703)	(692)	(513)
Total income tax expense (benefit)	(192)	(152)	(134)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND JOINT VENTURES AND OTHER OPERATING ENTITIES	(511)	(540)	(379)
Equity in earnings of subsidiaries	3,191	3,023	(1,268)
Equity in earnings of joint ventures and other operating entities, net of taxes	47	5	0
NET INCOME (LOSS)	$2,727	$2,488	$(1,647)
Other Comprehensive Income (loss)	(207)	(2,698)	5,687
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,520	$(210)	$4,040

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,727	$2,488	$(1,647)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,191)	(3,023)	1,268
Equity in earnings of joint ventures and other operating entities, net of taxes	(47)	(5)	0
Realized investment (gains) losses, net	2	4	(128)
Dividends received from subsidiaries	3,032	3,705	3,967
Property, plant and equipment	(3)	(15)	(8)
Change in:
Due to/from subsidiaries, net	(106)	212	681
Other, operating	145	(487)	39
Cash flows from (used in) operating activities	2,559	2,879	4,172
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	212	372	76
Short-term investments	15,502	19,196	23,529
Payments for the purchase of:
Fixed maturities, available-for-sale	(171)	(171)	(744)
Short-term investments	(16,627)	(18,938)	(24,080)
Capital contributions to subsidiaries	(384)	(1,651)	(2,527)
Returns of capital contributions from subsidiaries	300	599	2,098
Loans to subsidiaries, net of maturities	197	584	(157)
Other, investing	0	0	0
Cash flows from (used in) investing activities	(971)	(9)	(1,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,891)	(1,846)	(1,817)
Common Stock acquired	(1,000)	(1,012)	(1,488)
Common Stock reissued for exercise of stock options	201	126	163
Proceeds from the issuance of debt (maturities longer than 90 days)	1,123	495	2,474
Repayments of debt (maturities longer than 90 days)	(512)	(1,514)	(1,005)
Repayments of loans from subsidiaries	(9)	(660)	(1,811)
Proceeds from loans payable to subsidiaries	702	1,256	1,386
Net change in financing arrangements (maturities of 90 days or less)	(1)	1	(2)
Other, financing	(121)	(141)	(122)
Cash flows from (used in) financing activities	(1,508)	(3,295)	(2,222)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80	(425)	145
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	971	1,396	1,251
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,051	$971	$1,396

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,231	$1,224	$1,071
Cash paid (refunds received) during the period for taxes	$(448)	$554	$(231)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(2,919)	$(753)	$(620)
Non-cash dividends/returns of capital from subsidiaries	$83	$1,067	$501
Treasury Stock shares issued for stock-based compensation programs	$216	$275	$235

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

In September 2023, Prudential Financial invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. As this investment is accounted for under the equity method, both Prismic and Prismic Re are considered related parties.

In April 2022, Prudential Financial completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a subsidiary of Prudential Financial, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). Prudential Financial recognized a pre-tax gain on sale of $1,448 million.

In April 2022, Prudential Financial completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”), primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts. Prudential Financial recognized a net pre-tax gain on sale of $650 million, as well as a deferred gain of approximately $400 million in 2022, including a post-closing true-up, for the ceding of certain insurance policies through reinsurance to Great-West.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2024 and 2023 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2024	2023
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			0	0
Total short-term debt			$25	$25
Long-term debt:
Fixed rate senior notes	2026-2051	1.50%-6.63%	$10,245	$10,112
Junior subordinated notes	2045-2062	3.70%-6.75%	8,548	8,050
Total long-term debt			$18,793	$18,162
__________
(1)Ranges of interest rates are for the year ended December 31, 2024.

(2)The weighted average interest rate on outstanding commercial paper was 4.38% and 5.35% at December 31, 2024 and December 31, 2023, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the table above. Interest expense was $0.0 million for the years ended December 31, 2024, 2023 and 2022, as there were no such derivatives that qualified for hedge accounting treatment.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2024:

	Calendar Year
	2026	2027	2028	2029	2030 and thereafter	Total
	(in millions)
Long-term debt	$536	$32	$390	$71	$17,764	$18,793

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2024	2023	2022
	(in millions)
Prudential Annuities Holding Company	$0	$18	$74
International Insurance and Investments Holding Companies	1,385	216	1,313
The Prudential Insurance Company of America(1)	1,550	3,100	2,400
PGIM Holding Company(1)	61	66	156
Prudential Annuities Life Assurance Corporation(1)	0	0	2,081
Other Companies(2)	336	904	41
Total	$3,332	$4,304	$6,065
__________
(1)2022 includes $2,400 million of net proceeds from the sale of PRIAC and $2,081 million of net proceeds from the sale of PALAC that were distributed to PFI.
(2)2023 includes $900 million dividends and returns of capital from a rabbi trust.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2024, there was $497 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2024, Prudential Financial had issued guarantees of outstanding loans totaling $4.8 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct the Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of business guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $2.3 billion of letters of credit obtained by the Lotus Reinsurance Company from a third-party financial institution, for the benefit of PICA and Pruco Life as beneficiaries, to support U.S. statutory reserve credit related to reinsurance agreements with PICA and Pruco Life. As of December 31, 2024, $2.3 billion of letters of credit have been issued to PICA and Pruco Life under the facility, and the likelihood of PICA and Pruco Life drawing upon them is remote. The guarantees are automatically renewed annually unless notice of termination is given by either party. The current value of the guarantees is estimated to be immaterial. This also includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2024, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2024
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$15	$0	$2	$3,097
U.S. Businesses:
Institutional Retirement Strategies	208	84,717	0	18,761	22,979	4,603	26,392	10	286
Individual Retirement Strategies	4,091	1,181	0	46,105	1,312	2,124	1,042	430	1,779
Retirement Strategies	4,299	85,898	0	64,866	24,291	6,727	27,434	440	2,065
Group Insurance	159	5,425	246	5,032	5,807	531	4,949	6	1,157
Individual Life	7,093	26,541	0	33,046	2,910	3,147	3,862	443	1,926
Total U.S. Businesses	11,551	117,864	246	102,944	33,008	10,405	36,245	889	5,148
Life Planner	4,754	48,285	1	13,462	6,652	2,499	6,458	320	1,034
Gibraltar Life and Other	4,550	51,348	65	41,419	5,451	3,216	5,601	326	1,280
International Businesses	9,304	99,633	66	54,881	12,103	5,715	12,059	646	2,314
Corporate and Other	(563)	8,639	0	4,100	394	1,726	995	(57)	2,495
Total PFI excluding Closed Block division	20,292	226,136	312	161,925	45,505	17,861	49,299	1,480	13,054
Closed Block division	156	42,464	0	5,047	1,690	2,048	3,100	12	288
Total	$20,448	$268,600	$312	$166,972	$47,195	$19,909	$52,399	$1,492	$13,342

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

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2022
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$94	$0	$3	$2,791
U.S. Businesses:
Institutional Retirement Strategies	95	70,690	0	17,159	15,072	3,643	18,111	3	220
Individual Retirement Strategies	4,282	1,232	0	22,168	1,605	924	577	409	1,654
Retirement Strategies	4,377	71,922	0	39,327	16,677	4,567	18,688	412	1,874
Group Insurance	143	5,408	249	5,882	5,556	482	5,068	2	1,061
Individual Life	7,289	22,369	0	30,724	2,926	2,461	4,138	447	1,546
Total U.S. Businesses	11,809	99,699	249	75,933	25,159	7,510	27,894	861	4,481
Life Planner	4,710	51,793	1	11,400	7,127	2,130	6,038	296	1,119
Gibraltar Life and Other	4,231	57,148	76	35,536	6,717	2,840	6,281	300	1,450
International Businesses	8,941	108,941	77	46,936	13,844	4,970	12,319	596	2,569
Corporate and Other	(385)	8,392	1	8,225	388	1,487	331	(41)	3,340
Total PFI excluding Closed Block division	20,365	217,032	327	131,094	39,391	14,061	40,544	1,419	13,181
Closed Block division	181	44,414	0	5,224	1,699	1,976	2,663	14	298
Total	$20,546	$261,446	$327	$136,318	$41,090	$16,037	$43,207	$1,433	$13,479

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2024, 2023 and 2022
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2024
Life Insurance Face Amount In Force	$4,125,517	$979,667	$159,355	$3,305,205	4.8%
Premiums:
Life Insurance	$36,320	$2,384	$6,167	$40,103	15.4%
Accident and Health Insurance	2,902	108	0	2,794	0.0
Total Premiums	$39,222	$2,492	$6,167	$42,897	14.4%
2023
Life Insurance Face Amount In Force	$4,173,524	$891,770	$165,988	$3,447,742	4.8%
Premiums:
Life Insurance	$26,585	$7,028	$5,005	$24,562	20.4%
Accident and Health Insurance	2,890	88	0	2,802	0.0
Total Premiums	$29,475	$7,116	$5,005	$27,364	18.3%
2022
Life Insurance Face Amount In Force	$4,133,602	$858,957	$178,286	$3,452,931	5.2%
Premiums:
Life Insurance	$31,900	$2,227	$4,072	$33,745	12.1%
Accident and Health Insurance	2,821	91	0	2,730	0.0
Total Premiums	$34,721	$2,318	$4,072	$36,475	11.2%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities
Assurance IQ	Assurance IQ, LLC / AIQ	POB	Prudential of Brazil
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms
A.M. Best	A.M. Best Company	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
AFS Debt Securities	Fixed maturities, available-for-sale, at fair value	Hartford Financial	Hartford Financial Services Group, Inc.
AIG	American International Group	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
Allstate	The Allstate Corporation	HTM Debt Securities	Fixed maturities, held-to-maturity, at amortized cost
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	IB	Dynamic Income Benefit
Bermuda Insurance Act	The Bermuda Insurance Act 1978 and related regulations as amended from time to time	Inflation Reduction Act	The Inflation Reduction Act of 2022
Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
CIO Organization	Chief Investment Officer Organization	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Council / FSOC	Financial Stability Oversight Council	PBR	Principle-based reserving approach for life insurance products
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
DAI	The Prudential Fixed Annuity with Daily Advantage Income Benefit®	Prismic	Prismic Life Holding Company LP
Deerpath	Deerpath Capital Management, LP	Prismic Re	Prismic Life Reinsurance, Ltd.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Fortitude	Fortitude Group Holdings, LLC	Talcott Resolution	Talcott Resolution Life Insurance Company
FRB	Board of Governors of the Federal Reserve System	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	The Colorado AI Law	Senate bill passed in Colorado, which regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado
GDPR	The European Union’s General Data Protection Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America
Generator	Generator of Economic Scenarios	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Great-West	Great-West Life & Annuity Insurance Company	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited

Acronyms
ACL	Allowance for Credit Losses	GMIWB	Guaranteed Minimum Income and Withdrawal Benefits
AI	Artificial Intelligence	GSEs	Government Sponsored Entities
AIR	Additional Insurance Reserves	HDI	Highest Daily Lifetime Income
ALM	Asset Liability Management	HGTO	Head of Global Technology and Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	IAIG	Internationally Active Insurance Groups
ASC	Accounting Standards Codification	IAIS	International Association of Insurance Supervisors
ASU	Accounting Standards Update	IMO	Independent Marketing Organizations
AUD	Australian Dollar	IMR	Interest Maintenance Reserves
BEAT	Base Erosion and Anti-Abuse Tax	IRA	Individual Retirement Account
BMA	Bermuda Monetary Authority	IRS	Internal Revenue Service
bps	Basis Points	LIBOR	London Inter-Bank Offered Rate
CAMT	Corporate Alternative Minimum Tax	LPs/LLCs	Limited Partnerships and Limited Liability Companies
CCPA	California Consumer Privacy Act	LRR	Loss Recognition Reserves
CECL	Current Expected Credit Loss	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CFC	Capital and Finance Committee	MRBs	Market Risk Benefits
CFTC	Commodity Futures Trading Commission	NAIC	National Association of Insurance Commissioners
CISO	Chief Information Security Officer	NAV	Net Asset Value
CLO	Collateralized Loan Obligation	NFA	National Futures Association
CODM	Chief Operating Decision Maker	NJDOBI	New Jersey Department of Banking and Insurance
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NOLs	Net Operating Losses
CPRA	California Privacy Rights Act	NPR	Non-Performance Risk
CSA	Credit Support Annex	NTG	Net-To-Gross
DAC	Deferred Policy Acquisition Costs	NY DFS	New York State Department of Financial Services
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DPL	Deferred Profit Liability	OECD	Organization of Economic Cooperation and Development
DRD	Dividend Received Deduction	ORSA	Own Risk and Solvency Assessment
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
E.U.	The European Union	OTTI	Other-Than-Temporary Impairments
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PALAC	Prudential Annuities Life Assurance Corporation
ERC	Executive Risk Committee	PCAOB	Public Company Accounting Oversight Board
ERISA	Employee Retirement Income Security Act	PDI	Prudential Defined IncomeSM
ERMC	Enterprise Risk Management Council	PGIMW	PGIM Wadhwani LLP
ESG	Environmental, Social and Governance	PIIA	The Prudential Immediate Income Annuity
ESR	Economic Solvency Ratio	POA	Prudential of Argentina
ETFs	Exchange-traded Funds	POK	The Prudential Life Insurance Company of Korea, Ltd. / Prudential of Korea
FANIP	Funding Agreement Notes Issuance Program	POT	The Prudential Life Insurance Company of Taiwan Inc.
FASB	Financial Accounting Standards Board	PPC	Japan Policyholders Protection Corporation
FHLBB	Federal Home Loan Bank of Boston	PPI	Prudential Premier® Investment Variable Annuity
FHLBNY	Federal Home Loan Bank of New York	PREI	Prudential Real Estate Investors
FINRA	Financial Industry Regulatory Authority	PRIAC	Prudential Retirement Insurance and Annuity Company
FLIAC	Fortitude Life Insurance and Annuity Company	PTEs	Prohibited Transaction Class Exemptions
FMI	Future Mortality Improvement	QPAMs	Qualified Professional Asset Managers
FSA	Financial Services Agency	RAF	Risk Appetite Framework
FSB	Financial Stability Board	RBC	Risk-Based Capital
G20	Group of Twenty nations	RICO	Racketeer Influenced and Corrupt Organizations Act
Generative AI	Generative Artificial Intelligence	RMSA	Retiree Medical Savings Account
GICs	Guaranteed Investment Contracts	ROP	Return of Purchase Payment
GILTI	Global Intangible Low-Taxed Income	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SECURE	Setting Every Community up for Retirement Enhancement Act
GMDB	Guaranteed Minimum Death Benefits	SIFI	Systemically Important Financial Institution
GMIB	Guaranteed Minimum Income Benefits	SMR	Solvency Margin Ratio
GMWB	Guaranteed Minimum Withdrawal Benefits	SOFR	Secured Overnight Funding Rate

Acronyms (Continued)
SVO	Securities Valuation Office	URR	Unearned Revenue Reserve
TBA	To Be Announced	USD	United States Dollar
TDR	Troubled Debt Restructuring	VIEs	Variable Interest Entities
U.K.	The United Kingdom	VM-21	Valuation Manual, Section 21
U.S.	The United States of America	VOBA	Value of Business Acquired
UCITS	Undertakings for the Collective Investment in Transferable Securities	YRT	Yearly Renewable Term

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

10.4	First Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015).*

10.5	Second Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015).*

10.6	Third Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015).*

10.7	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

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

10.11
First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.12	Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrants December 31, 2017 Annual Report on Form 10-K.*

10.13	Prudential Financial, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2021 Quarterly Report on Form 10-Q.*

10.14
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.20
Revised Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.21
Revised Form of Terms and Conditions relating to awards to executive officers in 2022 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2022 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.22
Revised Form of Terms and Conditions relating to awards to executive officers in 2023 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2023 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.23
Form of Terms and Conditions relating to awards to executive officers in 2024 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2024 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 15, 2024 Current Report on Form 8-K.*

10.24
Form of Terms and Conditions relating to awards to executive officers in 2025 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2025 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2025 Current Report on Form 8-K.*

10.25
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2025 in respect of 2024. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2025 Current Report on Form 8-K.*

10.26
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.27
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.28	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.29
Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013. Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

10.30	Third Amendment to The Prudential Supplemental Retirement Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.31
Fourth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.32
Fifth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.30 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.33
Sixth Amendment to the Prudential Supplemental Retirement Plan, effective as of May 1, 2021. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2021 Annual Report on Form 10-K.*

10.34
Seventh Amendment to the Prudential Supplemental Retirement Plan, effective as of October 1, 2023. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2023 Annual Report on Form 10-K.*

10.35
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.36
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.37
Second Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.39
Fourth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.40
Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q.*

10.41
Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q.*

10.42
Seventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.38 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.43
Eighth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of May 1, 2021. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2021 Annual Report on Form 10-K.*

10.44	Ninth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 24, 2024.*

10.45	Tenth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of December 30, 2024.*

10.46
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.47
First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.48
Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.49
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.50
First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.51
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.52
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.53	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.54
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.55
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.56
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.57
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.58	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.59	The First Amendment to the Prudential Severance Plan, dated October 30, 2019. Incorporated by reference to Exhibit 10.54 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

10.60	The Second Amendment to the Prudential Severance Plan, dated December 16, 2022. Incorporated by reference to Exhibit 10.55 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

19	Prudential Global Insider Trading Policy.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

97.1	Prudential Financial, Inc. Clawback Policy, effective June 13, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023.*

101.INS—XBRL	Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH—XBRL	Taxonomy Extension Schema Document.

101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2025.

Prudential Financial, Inc.

By:	/S/ YANELA C. FRIAS
Name:	Yanela C. Frias
Title:	Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2025:

Name	Title
/S/ CHARLES F. LOWREY	Chief Executive Officer, President and Director
Charles F. Lowrey	(Principal Executive Officer)

/S/ YANELA C. FRIAS	Executive Vice President and Chief Financial Officer
Yanela C. Frias	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and Controller
Robert D. Axel	(Principal Accounting Officer)

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

CARMINE DI SIBIO*	Director
Carmine Di Sibio

ROBERT M. FALZON*	Director
Robert M. Falzon

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

WENDY E. JONES*	Director
Wendy E. Jones

KATHLEEN A. MURPHY*	Director
Kathleen A. Murphy

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ YANELA C. FRIAS
Attorney-in-fact