Form 10-Q
period 2025-03-31
PRUDENTIAL FINANCIAL INC
filed 2025-05-01
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
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

As of April 28, 2025, 354 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; and (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2025 and December 31, 2024 (in millions, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025-$251; 2024-$331) (amortized cost: 2025-$344,734; 2024-$341,004)(1)	$315,914	$311,570
Fixed maturities, trading, at fair value (amortized cost: 2025-$14,186; 2024-$13,631)(1)	13,278	12,530
Assets supporting experience-rated contractholder liabilities, at fair value	3,769	3,707
Equity securities, at fair value (cost: 2025-$6,690; 2024-$7,043)(1)	8,720	9,417
Commercial mortgage and other loans (net of $632 and $574 allowance for credit losses; includes $757 and $702 of loans measured at fair value under the fair value option at March 31, 2025 and December 31, 2024, respectively)(1)	62,694	62,341
Policy loans	9,876	9,795
Other invested assets (net of $2 and $2 allowance for credit losses; includes $7,760 and $7,574 of assets measured at fair value at March 31, 2025 and December 31, 2024, respectively)(1)	26,739	26,351
Short-term investments (net of allowance for credit losses: 2025-$0; 2024-$0)	8,716	9,069
Total investments	449,706	444,780
Cash and cash equivalents(1)	16,063	18,497
Accrued investment income(1)	3,383	3,441
Deferred policy acquisition costs	20,790	20,448
Value of business acquired	446	435
Market risk benefit assets	2,139	2,331
Reinsurance recoverables and deposit receivables (net of $14 and $12 allowance for credit losses; includes $587 and $849 of embedded derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)(2)	43,982	37,680
Income tax assets	300	866
Other assets (net of $2 and $2 allowance for credit losses; includes $0 and $0 of assets at fair value at March 31, 2025 and December 31, 2024, respectively)(1)(2)	14,262	13,737
Separate account assets	188,191	193,372
TOTAL ASSETS	$739,262	$735,587
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$269,969	$268,912
Policyholders’ account balances	170,278	166,254
Market risk benefit liabilities	5,021	4,455
Policyholders’ dividends	916	718
Securities sold under agreements to repurchase	7,549	6,796
Cash collateral for loaned securities	9,507	9,621
Reinsurance and funds withheld payables (includes $31 and $(118) of embedded derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)(2)	17,347	17,084
Short-term debt	1,406	953
Long-term debt	19,540	19,187
Other liabilities (includes $13 and $14 allowance for credit losses and $5,182 and $4,751 of derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)(1)	15,873	16,679
Notes issued by consolidated variable interest entities (includes $67 and $60 measured at fair value under the fair value option at March 31, 2025 and December 31, 2024, respectively)(1)	1,443	1,430
Separate account liabilities	188,191	193,372
Total liabilities	707,040	705,461
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,019	1,939
Total mezzanine equity	2,019	1,939
EQUITY
Preferred Stock $0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2025 and December 31, 2024)	6	6
Additional paid-in capital	25,871	25,901
Common Stock held in treasury, at cost (312,298,491 and 311,738,187 shares at March 31, 2025 and December 31, 2024, respectively)	(24,661)	(24,511)
Accumulated other comprehensive income (loss)(2)	(4,741)	(6,711)
Retained earnings	33,408	33,187
Total Prudential Financial, Inc. equity	29,883	27,872
Noncontrolling interests	320	315
Total equity	30,203	28,187
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$739,262	$735,587
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2025 and 2024 (in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUES
Premiums (includes $1 and $5 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended March 31, 2025 and 2024, respectively)(1)	$7,000	$15,537
Policy charges and fee income	1,157	1,056
Net investment income	5,130	4,764
Asset management and service fees(1)	984	999
Other income (loss)(1)	280	1,338
Realized investment gains (losses), net(1)	(730)	(308)
Change in value of market risk benefits, net of related hedging gains (losses)	(351)	123
Total revenues	13,470	23,509
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	8,140	16,594
Change in estimates of liability for future policy benefits(1)	(50)	(17)
Interest credited to policyholders’ account balances	825	1,283
Dividends to policyholders	145	290
Amortization of deferred policy acquisition costs(1)	407	375
General and administrative expenses(1)	3,083	3,594
Total benefits and expenses	12,550	22,119
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	920	1,390
Total income tax expense (benefit)	207	289
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	713	1,101
Equity in earnings of joint ventures and other operating entities, net of taxes	29	50
NET INCOME (LOSS)	742	1,151
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	35	13
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$707	$1,138
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.97	$3.13
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.96	$3.12
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2025 and 2024 (in millions)

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$742	$1,151
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	386	(494)
Net unrealized investment gains (losses)	(227)	(4,774)
Interest rate remeasurement of future policy benefits(1)	2,036	4,213
Gain (loss) from changes in non-performance risk on market risk benefits	167	(252)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	3	13
Total	2,365	(1,294)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	395	(137)
Other comprehensive income (loss), net of taxes	1,970	(1,157)
Comprehensive income (loss)	2,712	(6)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	35	13
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,677	$(19)
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2025 and 2024 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(21)	(21)
Consolidations (deconsolidations) of noncontrolling interests							13	13
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716
Other comprehensive income (loss), net of tax					1,970	1,970	0	1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686
Balance, March 31, 2025	$6	$25,871	$33,408	$(24,661)	$(4,741)	$29,883	$320	$30,203

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests(1)	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$290	$28,110
Common Stock acquired				(250)		(250)		(250)
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	1	1,139
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	1	(18)
Balance, March 31, 2024	$6	$25,741	$33,014	$(23,891)	$(7,661)	$27,209	$289	$27,498
__________
(1)Prior period amounts have been revised to conform to current period presentation.
.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$742	$1,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	730	308
Change in value of market risk benefits, net of related hedging (gains) losses	351	(123)
Policy charges and fee income	(507)	(571)
Interest credited to policyholders’ account balances	825	1,283
Depreciation and amortization	(161)	397
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	256	(356)
Change in:
Deferred policy acquisition costs	(375)	(273)
Future policy benefits and other insurance liabilities	(205)	4,175
Reinsurance related-balances(1)(2)	(601)	(305)
Income taxes	133	203
Derivatives, net	(1,336)	267
Other, net(1)(2)	(2,358)	(935)
Cash flows from (used in) operating activities	(2,506)	5,221
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,959	10,794
Fixed maturities, trading	1,123	570
Assets supporting experience-rated contractholder liabilities	486	361
Equity securities	2,344	2,266
Commercial mortgage and other loans	1,947	1,339
Policy loans	461	438
Other invested assets	876	511
Short-term investments	5,258	7,937
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(16,975)	(19,280)
Fixed maturities, trading	(1,637)	(1,534)
Assets supporting experience-rated contractholder liabilities	(615)	(421)
Equity securities	(1,862)	(1,061)
Commercial mortgage and other loans	(2,172)	(1,457)
Policy loans	(370)	(432)
Other invested assets	(834)	(820)
Short-term investments	(4,887)	(8,947)
Derivatives, net	325	(448)
Other, net	108	(60)
Cash flows from (used in) investing activities	(5,465)	(10,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	8,993	8,569
Policyholders’ account withdrawals	(4,600)	(4,664)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	639	1,008
Cash dividends paid on Common Stock	(491)	(483)
Net change in financing arrangements (maturities 90 days or less)	266	(511)
Common Stock acquired	(246)	(242)
Common Stock reissued for exercise of stock options	28	47
Proceeds from the issuance of debt (maturities longer than 90 days)	841	1,019
Repayments of debt (maturities longer than 90 days)	(191)	(539)
Proceeds from notes issued by consolidated VIEs	7	159
Repayments of notes issued by consolidated VIEs	0	(1)
Other, net(1)	253	181
Cash flows from (used in) financing activities	5,499	4,543
Effect of foreign exchange rate changes on cash balances	56	(227)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(2,416)	(707)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	18,520	19,463
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$16,104	$18,756

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (in millions)

	Three Months Ended March 31,
	2025	2024
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$172	$207
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$0	$4,587
Liabilities assumed	0	8,714
Net cash received	$0	$4,127
Somerset Re reinsurance transaction(3):
Reinsurance recoverables under modified coinsurance, net	$0	$(548)
Unwind of Deferred policy acquisition costs ceded	0	284
Deferred reinsurance gain	0	411
Net cash received	$0	$147
Prismic Re International reinsurance transaction(3):
Net assets transferred, excluding Cash and cash equivalents	$6,069	$0
Deposit assets established for Policyholders’ account balances ceded	(6,288)	0
Unwind of Deferred policy acquisition costs ceded	219	0
Net cash impact	$0	$0
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$16,063	$18,735
Restricted cash and restricted cash equivalents (included in “Other assets”)	41	21
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$16,104	$18,756
__________
(1)See Note 20 for additional information regarding related party transactions.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)See Note 12 for additional information regarding the reinsurance agreements with Somerset Reinsurance Ltd. (“Somerset Re”) and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”).

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

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, the Company’s International Businesses are reflected as a single operating and reportable segment, which is how the chief operating decision maker (“CODM”) now assesses its performance and allocates resources. Prior to the first quarter of 2025, International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Unaudited Interim Consolidated Financial Statements contained herein or to any previously issued financial statements. See Note 19 for additional information regarding the Company’s segments.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Out of Period Adjustments

The Company recorded out of period adjustments resulting in a net charge of $150 million to “Income (loss) from operations before income taxes and equity in earnings of joint ventures and other operating entities” for the three months ended March 31, 2025. The adjustments included an overstatement of “Reinsurance recoverables and deposit receivables” and an understatement of “Deferred policy acquisition costs.”

The impact of these adjustments, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements and is not expected to be material to the 2025 annual financial statements.

Revision of Previously Issued Financial Statements

The Company reclassified certain amounts in prior periods to conform to the current period presentation and recorded other adjustments, including the following:

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $34 million for the three months ended March 31, 2024. See Note 19 for additional information regarding adjusted operating income.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2025

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,987	$695	$4,490	$0	$20,192
Obligations of U.S. states and their political subdivisions	6,186	132	600	0	5,718
Foreign government securities	66,218	1,145	9,404	0	57,959
U.S. public corporate securities	108,302	1,365	10,588	14	99,065
U.S. private corporate securities(1)	46,703	773	2,571	58	44,847
Foreign public corporate securities	24,116	287	1,362	9	23,032
Foreign private corporate securities	39,723	403	3,870	169	36,087
Asset-backed securities(2)	17,016	157	67	1	17,105
Commercial mortgage-backed securities	9,817	46	448	0	9,415
Residential mortgage-backed securities(3)	2,666	18	190	0	2,494
Total fixed maturities, available-for-sale(1)	$344,734	$5,021	$33,590	$251	$315,914
__________
(1)Excludes notes with amortized cost of $15,044 million (fair value, $15,044 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,889	$122	$10,286	$4,368	$14,175	$4,490
Obligations of U.S. states and their political subdivisions	1,234	48	3,280	552	4,514	600
Foreign government securities	9,666	504	22,082	8,900	31,748	9,404
U.S. public corporate securities	22,638	813	48,223	9,765	70,861	10,578
U.S. private corporate securities	7,170	127	24,700	2,444	31,870	2,571
Foreign public corporate securities	4,999	142	8,313	1,218	13,312	1,360
Foreign private corporate securities	7,334	189	18,941	3,673	26,275	3,862
Asset-backed securities	6,648	32	828	35	7,476	67
Commercial mortgage-backed securities	539	3	6,296	445	6,835	448
Residential mortgage-backed securities	184	2	1,372	188	1,556	190
Total fixed maturities, available-for-sale	$64,301	$1,982	$144,321	$31,588	$208,622	$33,570

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667	$334	$10,161	$4,771	$16,828	$5,105
Obligations of U.S. states and their political subdivisions	1,592	53	3,288	565	4,880	618
Foreign government securities	8,280	349	20,780	7,532	29,060	7,881
U.S. public corporate securities	25,420	1,036	48,152	10,485	73,572	11,521
U.S. private corporate securities	7,581	183	24,846	2,743	32,427	2,926
Foreign public corporate securities	5,751	170	8,084	1,246	13,835	1,416
Foreign private corporate securities	8,702	282	18,862	4,010	27,564	4,292
Asset-backed securities	1,488	11	1,015	48	2,503	59
Commercial mortgage-backed securities	1,092	8	6,432	539	7,524	547
Residential mortgage-backed securities	361	4	1,377	219	1,738	223
Total fixed maturities, available-for-sale	$66,934	$2,430	$142,997	$32,158	$209,931	$34,588

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $32,441 million and $33,437 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,129 million and $1,151 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2025, the $31,588 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2024, the $32,158 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2025. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2025
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$17,378	$17,127
Due after one year through five years	64,173	63,739
Due after five years through ten years(1)	58,768	57,507
Due after ten years(1)	174,916	148,527
Asset-backed securities	17,016	17,105
Commercial mortgage-backed securities	9,817	9,415
Residential mortgage-backed securities	2,666	2,494
Total	$344,734	$315,914
__________
(1)Excludes notes with amortized cost of $15,044 million (fair value, $15,044 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,912	$5,751
Proceeds from maturities/prepayments	5,761	4,932
Gross investment gains from sales and maturities	282	394
Gross investment losses from sales and maturities	(307)	(360)
Write-downs recognized in earnings(2)	(119)	(5)
(Addition to) release of allowance for credit losses	80	(11)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $286 million and $111 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended March 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	16	1	0	0	17
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Additions (reductions) on securities with previous allowance	0	0	3	0	0	0	3
Write-downs charged against the allowance	0	0	(94)	0	0	0	(94)
Balance, end of period	$0	$0	$250	$1	$0	$0	$251

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	46	0	0	0	46
Reductions for securities sold during the period	0	0	(12)	0	0	0	(12)
Additions (reductions) on securities with previous allowance	0	(22)	0	(1)	0	0	(23)
Balance, end of period	$0	$31	$139	$1	$0	$0	$171

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was related to net releases within the communications, capital goods, and consumer non-cyclical within corporate securities primarily due to security restructures. For the three months ended March 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows. Partially offsetting these additions, was a net release within foreign government securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$72	$69	$68	$67
Foreign government securities	604	592	544	539
Obligations of U.S. government authorities and agencies and obligations of U.S. states	223	227	207	220
Total fixed maturities(1)	899	888	819	826
Equity securities	1,955	2,881	1,763	2,881
Total assets supporting experience-rated contractholder liabilities(2)	$2,854	$3,769	$2,582	$3,707
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings as of both March 31, 2025 and December 31, 2024.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both March 31, 2025 and December 31, 2024.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(199) million and $299 million during the three months ended March 31, 2025 and 2024, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $187 million and $(181) million during the three months ended March 31, 2025 and 2024, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(229) million and $431 million during the three months ended March 31, 2025 and 2024, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$58,748	$51,252	$56,457	$51,177
Fixed maturities, trading	18	18	18	18
Assets supporting experience-rated contractholder liabilities	529	513	472	462
Total	$59,295	$51,783	$56,947	$51,657

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$3,201	$2,662	$2,753	$2,251
Fixed maturities, trading	69	64	44	40
Short-term investments	5	5	2	2
Cash equivalents	167	167	228	228
Total	$3,442	$2,898	$3,027	$2,521

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$7,504	12.0%	$7,867	12.7%
Retail	5,465	8.8	5,552	9.0
Apartments/Multi-Family	18,210	29.2	17,522	28.3
Industrial	17,017	27.3	16,900	27.3
Hospitality	1,675	2.7	1,831	3.0
Self-Storage(1)	2,180	3.5	2,194	3.5
Health Care Senior Living(1)	1,853	3.0	1,858	3.0
Other(1)	559	0.9	334	0.6
Total commercial mortgage loans	54,463	87.4	54,058	87.4
Agricultural property loans	7,869	12.6	7,775	12.6
Total commercial mortgage and agricultural property loans	62,332	100.0%	61,833	100.0%
Allowance for credit losses	(583)		(528)
Total net commercial mortgage and agricultural property loans	61,749		61,305
Other loans:
Uncollateralized loans	497		595
Residential property loans	19		19
Other collateralized loans	478		468
Total other loans	994		1,082
Allowance for credit losses	(49)		(46)
Total net other loans	945		1,036
Total net commercial mortgage and other loans(2)	$62,694		$62,341
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of March 31, 2025 and December 31, 2024, the net carrying value of these loans was $757 million and $702 million, respectively.

As of March 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Texas (7%) and Florida (5%) and included loans secured by properties in Europe (7%), Mexico (2%), Japan (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Three Months Ended March 31, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	53	2	0	2	1	58
Allowance, end of period	$460	$123	$0	$34	$15	$632

	Three Months Ended March 31, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	47	5	0	0	0	52
Change in foreign exchange	2	0	0	0	0	2
Allowance, end of period	$492	$21	$0	$0	$1	$514

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to an increase in loan-specific reserves within the retail sector. For the three months ended March 31, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to an increase in loan-specific reserves within the office sector.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$662	$2,004	$1,823	$1,187	$2,128	$17,552	$47	$25,403
60%-69.99%	1,482	4,512	1,954	1,037	2,203	5,541	0	16,729
70%-79.99%	6	813	1,328	1,014	1,333	2,634	0	7,128
80% or greater	1	49	134	382	218	4,419	0	5,203
Total	$2,151	$7,378	$5,239	$3,620	$5,882	$30,146	$47	$54,463
Debt Service Coverage Ratio:
Greater than 1.2x	$2,070	$6,447	$4,558	$3,229	$5,781	$27,227	$0	$49,312
1.0 - 1.2x	81	742	531	356	43	1,308	47	3,108
Less than 1.0x	0	189	150	35	58	1,611	0	2,043
Total	$2,151	$7,378	$5,239	$3,620	$5,882	$30,146	$47	$54,463
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$115	$657	$302	$903	$1,996	$2,113	$137	$6,223
60%-69.99%	0	111	361	89	10	90	0	661
70%-79.99%	61	0	0	0	6	14	0	81
80% or greater	3	0	200	529	0	119	53	904
Total	$179	$768	$863	$1,521	$2,012	$2,336	$190	$7,869
Debt Service Coverage Ratio:
Greater than 1.2x	$179	$712	$833	$896	$1,955	$1,984	$137	$6,696
1.0 - 1.2x	0	56	25	567	43	215	53	959
Less than 1.0x	0	0	5	58	14	137	0	214
Total	$179	$768	$863	$1,521	$2,012	$2,336	$190	$7,869

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For additional information regarding the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended March 31,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$0	$0	0.0%	$162	$0	0.3%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2024, the modifications added less than one year to the weighted average life in both the commercial mortgage and agricultural property loan portfolios.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both March 31, 2025 and December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,194	$36	$1	$232	$269	$54,463	$267
Agricultural property loans	6,880	63	171	755	989	7,869	802
Residential property loans	19	0	0	0	0	19	0
Other collateralized loans	478	0	0	0	0	478	0
Uncollateralized loans	497	0	0	0	0	497	25
Total	$62,068	$99	$172	$987	$1,258	$63,326	$1,094
__________
(1)As of March 31, 2025, there were no loans in this category accruing interest.
(2)Includes loans for which no credit losses are expected due to U.S. agency guarantees.
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Loans on non-accrual status recognized interest of $4 million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $274 million and $207 million as of March 31, 2025 and December 31, 2024, respectively.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,689	$10,615
Hedge funds	3,131	3,143
Real estate-related	2,700	2,661
Subtotal equity method	16,520	16,419
Fair value:
Private equity	1,007	1,076
Hedge funds	2,064	2,080
Real estate-related	929	951
Subtotal fair value	4,000	4,107
Total LPs/LLCs	20,520	20,526
Real estate held through direct ownership(1)	1,750	1,743
Total alternative assets	22,270	22,269
Credit-like instruments(2)	1,070	933
Derivative instruments	1,744	1,597
Other(3)	1,655	1,552
Total other invested assets	$26,739	$26,351
_________
(1)As of March 31, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $187 million and $185 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets”.
(3)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
Fixed maturities	$2,839	$2,892
Equity securities	9	8
Commercial mortgage and other loans	232	228
Policy loans	240	236
Other invested assets	12	12
Short-term investments and cash equivalents	51	65
Total accrued investment income	$3,383	$3,441

Write-downs on accrued investment income were $1 million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities, available-for-sale(1)	$3,773	$3,592
Fixed maturities, trading	167	116
Assets supporting experience-rated contractholder liabilities	14	14
Equity securities	44	38
Commercial mortgage and other loans	692	611
Policy loans	124	122
Other invested assets	396	321
Short-term investments and cash equivalents	267	298
Gross investment income	5,477	5,112
Less: investment expenses	(347)	(348)
Net investment income	$5,130	$4,764
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities(1)	$(64)	$18
Commercial mortgage and other loans	(58)	(51)
Investment real estate	(10)	2
LPs/LLCs	(1)	19
Derivatives(2)	(449)	(148)
Ceded income on modified coinsurance assets(2)(3)	(163)	(149)
Other(2)	15	1
Realized investment gains (losses), net	$(730)	$(308)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$4	$6
Fixed maturity securities, available-for-sale without an allowance	(28,573)	(29,109)
Derivatives designated as cash flow hedges(1)	1,659	1,780
Derivatives designated as fair value hedges(1)	(134)	(64)
Other investments(2)	60	106
Net unrealized gains (losses) on investments	$(26,984)	$(27,281)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2025				December 31, 2024
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,154	$0	$0	$7,154	$6,450	$0	$0	$6,450
U.S. public corporate securities	0	356	0	356	0	327	0	327
Foreign public corporate securities	0	39	0	39	0	19	0	19
Commercial mortgage-backed securities	0	0	0	0	0	0	0	0
Total securities sold under agreements to repurchase	$7,154	$395	$0	$7,549	$6,450	$346	$0	$6,796

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$1	$0	$1
Obligations of U.S. states and their political subdivisions	69	0	69	46	0	46
Foreign government securities	137	0	137	122	6	128
U.S. public corporate securities	7,469	274	7,743	7,506	403	7,909
Foreign public corporate securities	1,193	49	1,242	1,181	118	1,299
Equity securities	316	0	316	238	0	238
Total cash collateral for loaned securities(1)	$9,184	$323	$9,507	$9,094	$527	$9,621
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Fixed maturities, available-for-sale	$1,260	$1,250	$728	$716
Fixed maturities, trading	175	166	0	0
Equity securities	80	80	0	0
Commercial mortgage and other loans	699	681	441	490
Other invested assets	6,733	6,379	511	500
Cash and cash equivalents	328	308	0	0
Accrued investment income	7	6	3	3
Other assets	677	644	790	613
Total assets of consolidated VIEs	$9,959	$9,514	$2,473	$2,322
Other liabilities	$293	$218	$109	$1
Notes issued by consolidated VIEs(2)	1,409	1,392	34	38
Total liabilities of consolidated VIEs	$1,702	$1,610	$143	$39
__________
(1)Total assets of consolidated VIEs reflect $4,029 million and $3,835 million as of March 31, 2025 and December 31, 2024, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2025, the maturities of these obligations were between 5 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,565 million and $1,529 million as of March 31, 2025 and December 31, 2024, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $20,941 million and $21,847 million as of March 31, 2025 and December 31, 2024, respectively.

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

For detailed information regarding these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,747 million and $1,601 million as of March 31, 2025 and December 31, 2024, respectively, and total derivative liabilities of $5,182 million and $4,751 million as of March 31, 2025 and December 31, 2024, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$4,732	$26	$(343)	$4,260	$11	$(404)
Interest Rate Forwards	10	0	0	10	0	0
Foreign Currency
Foreign Currency Forwards	4,835	60	(237)	4,771	92	(197)
Currency/Interest Rate
Foreign Currency Swaps	32,145	2,425	(399)	31,301	2,652	(368)
Total Derivatives Designated as Hedge Accounting Instruments	$41,722	$2,511	$(979)	$40,342	$2,755	$(969)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$243,918	$10,049	$(23,061)	$228,392	$11,272	$(24,802)
Interest Rate Futures	9,427	19	(3)	9,773	6	(21)
Interest Rate Options	31,680	176	(1,280)	34,005	430	(1,583)
Interest Rate Forwards	2,403	21	(18)	2,544	9	(80)
Interest Rate Total Return Swaps	657	2	(1)	485	4	(2)
Foreign Currency
Foreign Currency Forwards	27,572	1,060	(960)	27,819	1,625	(1,181)
Currency/Interest Rate
Foreign Currency Swaps	7,593	615	(112)	7,525	658	(129)
Credit
Credit Default Swaps	4,339	55	(3)	4,027	90	0
Equity
Equity Futures	2,521	13	(2)	2,019	6	(7)
Equity Options	119,054	3,198	(4,240)	104,438	4,507	(3,790)
Equity Total Return Swaps	11,677	416	(152)	9,796	331	(327)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	76,944	1	(13)	76,416	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$539,035	$15,625	$(29,845)	$508,489	$18,939	$(31,923)
Total Derivatives(2)(3)	$580,757	$18,136	$(30,824)	$548,831	$21,694	$(32,892)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,386 million (including the Prismic funds withheld related embedded derivative net liability of $56 million) and $11,783 million (including the Prismic funds withheld related embedded derivative net liability of $(91) million) as of March 31, 2025 and December 31, 2024, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2025, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2025		December 31, 2024
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$219	$14	$216	$11
Policyholders’ account balances	$(1,562)	$266	$(1,510)	$327
Future policy benefits	$(2,364)	$339	$(2,280)	$423
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

	March 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$18,005	$(16,389)	$1,616	$(418)	$1,198
Securities purchased under agreement to resell	15	0	15	(15)	0
Total Assets	$18,020	$(16,389)	$1,631	$(433)	$1,198
Offsetting of Financial Liabilities:
Derivatives	$30,811	$(25,642)	$5,169	$(4,884)	$285
Securities sold under agreement to repurchase	7,549	0	7,549	(7,549)	0
Total Liabilities	$38,360	$(25,642)	$12,718	$(12,433)	$285

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,574	$(20,093)	$1,481	$(696)	$785
Securities purchased under agreement to resell	277	0	277	(277)	0
Total Assets	$21,851	$(20,093)	$1,758	$(973)	$785
Offsetting of Financial Liabilities:
Derivatives	$32,891	$(28,141)	$4,750	$(4,403)	$347
Securities sold under agreement to repurchase	6,796	0	6,796	(6,796)	0
Total Liabilities	$39,687	$(28,141)	$11,546	$(11,199)	$347
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended March 31, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(3)	$0	$0	$0	$0	$35	$30	$0
Currency	0	0	0	0	0	0	53	0
Total gains (losses) on derivatives designated as hedge instruments	(3)	0	0	0	0	35	83	0
Gains (losses) on the hedged item:
Interest Rate	3	0	5	0	0	(49)	(32)	0
Currency	0	0	0	0	0	0	(53)	0
Total gains (losses) on hedged item	3	0	5	0	0	(49)	(85)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	(69)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	(69)
Total gains (losses) on fair value hedges net of hedged item	0	0	5	0	0	(14)	(5)	(69)
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	8
Currency	0	0	0	0	0	0	0	(26)
Currency/Interest Rate	22	0	96	(147)	0	0	0	(103)
Total gains (losses) on cash flow hedges	22	0	93	(147)	0	0	0	(121)
Net investment hedges
Currency	0	0	0	0	0	0	0	(15)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(15)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	189	141	0	0	0	0	0	0
Currency	(174)	0	0	(1)	0	0	0	0
Currency/Interest Rate	(28)	0	0	0	0	0	0	0
Credit	(11)	0	0	0	0	0	0	0
Equity	(1,469)	202	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	1,257	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(236)	343	0	(1)	0	0	0	0
Total	$(214)	$343	$98	$(148)	$0	$(14)	$(5)	$(205)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$4	$0	$0	$0	$0	$(50)	$(59)	$0
Currency	0	0	0	0	0	0	(16)	0
Total gains (losses) on derivatives designated as hedge instruments	4	0	0	0	0	(50)	(75)	0
Gains (losses) on the hedged item:
Interest Rate	(4)	0	3	0	0	62	48	0
Currency	0	0	0	0	0	0	14	0
Total gains (losses) on hedged item	(4)	0	3	0	0	62	62	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(2)	10
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(2)	10
Total gains (losses) on fair value hedges net of hedged item	0	0	3	0	0	12	(15)	10
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	(10)
Currency	0	0	0	0	0	0	0	15
Currency/Interest Rate	3	0	76	78	0	0	0	325
Total gains (losses) on cash flow hedges	3	0	73	78	0	0	0	330
Net investment hedges
Currency	0	0	0	0	0	0	0	11
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	11
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(662)	(961)	0	0	0	0	0	0
Currency	(26)	0	0	2	0	0	0	0
Currency/Interest Rate	106	0	0	1	0	0	0	0
Credit	52	0	0	0	0	0	0	0
Equity	1,449	(493)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives	(1,070)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(151)	(1,454)	0	3	0	0	0	0
Total	$(148)	$(1,454)	$76	$81	$0	$12	$(15)	$351
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $(51) million and $39 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $(147) million and $283 million for the three months ended March 31, 2025 and 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2024	$1,780
Amount recorded in AOCI:
Interest Rate	4
Currency	(25)
Currency/Interest Rate	(131)
Total amount recorded in AOCI	(152)
Amount reclassified from AOCI to income:
Interest Rate	3
Currency	(1)
Currency/Interest Rate	29
Total amount reclassified from AOCI to income	31
Balance, March 31, 2025	$1,659

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2025 values, it is estimated that a pre-tax gain of $372 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2026.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(66) million for the three months ended March 31, 2025 and $49 million for the three months ended March 31, 2024, respectively.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,367	18	0	0	0	0	791	37	4,158	55
Total	$0	$0	$0	$0	$3,367	$18	$0	$0	$0	$0	$791	$37	$4,158	$55

	December 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	40	0	0	0	0	662	50	4,027	90
Total	$0	$0	$0	$0	$3,365	$40	$0	$0	$0	$0	$662	$50	$4,027	$90
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 4% of the index reference name rated as NAIC 6 as of March 31, 2025 and December 31, 2024, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2025 and December 31, 2024, the Company had $181 million and $0 million of outstanding notional amounts and reported at fair value as a liability of $3 million and an asset of $0 million, respectively.

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

As of March 31, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our valuation techniques during the period represented by these Unaudited Interim Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,192	$0	$	$20,192
Obligations of U.S. states and their political subdivisions	0	5,713	5		5,718
Foreign government securities	0	57,954	5		57,959
U.S. corporate public securities	0	98,999	66		99,065
U.S. corporate private securities(2)	0	40,436	4,411		44,847
Foreign corporate public securities	0	22,994	38		23,032
Foreign corporate private securities	0	34,323	1,764		36,087
Asset-backed securities(3)	0	14,752	2,353		17,105
Commercial mortgage-backed securities	0	8,551	864		9,415
Residential mortgage-backed securities	0	2,494	0		2,494
Subtotal	0	306,408	9,506		315,914
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	227	0		227
Foreign government securities	0	592	0		592
Corporate securities	0	69	0		69
Equity securities	1,542	1,339	0		2,881
Subtotal	1,542	2,227	0		3,769
Market risk benefit assets	0	0	2,139		2,139
Fixed maturities, trading	0	11,140	2,138		13,278
Equity securities	6,388	1,599	733		8,720
Commercial mortgage and other loans	0	494	263		757
Other invested assets(4)	32	18,102	965	(16,389)	2,710
Short-term investments	1,926	6,178	462		8,566
Cash equivalents	584	8,094	1		8,679
Reinsurance recoverables and deposit receivables	0	206	381		587
Separate account assets(5)(6)	8,706	152,181	253		161,140
Total assets	$19,178	$506,629	$16,841	$(16,389)	$526,259
Market risk benefit liabilities	$0	$0	$5,021	$	$5,021
Policyholders’ account balances	0	0	11,938		11,938
Reinsurance and funds withheld payables	0	31	0		31
Other liabilities	11	30,800	13	(25,642)	5,182
Notes issued by consolidated VIEs	0	0	67		67
Total liabilities	$11	$30,831	$17,039	$(25,642)	$22,239

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,348	$0	$	$20,348
Obligations of U.S. states and their political subdivisions	0	6,098	6		6,104
Foreign government securities	0	57,472	7		57,479
U.S. corporate public securities	0	98,442	66		98,508
U.S. corporate private securities(2)	0	39,848	3,941		43,789
Foreign corporate public securities	0	21,946	36		21,982
Foreign corporate private securities	0	32,675	1,788		34,463
Asset-backed securities(3)	0	15,654	1,480		17,134
Commercial mortgage-backed securities	0	8,420	853		9,273
Residential mortgage-backed securities	0	2,490	0		2,490
Subtotal	0	303,393	8,177		311,570
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	220	0		220
Foreign government securities	0	539	0		539
Corporate securities	0	67	0		67
Equity securities	1,522	1,359	0		2,881
Subtotal	1,522	2,185	0		3,707
Market risk benefit assets	0	0	2,331		2,331
Fixed maturities, trading	0	10,544	1,986		12,530
Equity securities	7,154	1,745	518		9,417
Commercial mortgage and other loans	0	469	233		702
Other invested assets(4)	10	21,683	953	(20,093)	2,553
Short-term investments	1,896	6,238	461		8,595
Cash equivalents	326	10,365	0		10,691
Reinsurance recoverables and deposit receivables	0	236	613		849
Separate account assets(5)(6)	8,441	157,999	232		166,672
Total assets	$19,349	$514,857	$15,504	$(20,093)	$529,617
Market risk benefit liabilities	$0	$0	$4,455	$	$4,455
Policyholders’ account balances	0	0	12,746		12,746
Reinsurance and funds withheld payables	0	(118)	0		(118)
Other liabilities	28	32,863	1	(28,141)	4,751
Notes issued by consolidated VIEs	0	0	60		60
Total liabilities	$28	$32,745	$17,262	$(28,141)	$21,894
__________
(1)“Netting” amounts represent cash collateral of $(9,253) million and $(8,049) million as of March 31, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $15,044 million (carrying amount of $15,044 million) and $14,748 million (carrying amount of $14,748 million) as of March 31, 2025 and December 31, 2024, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2025 and December 31, 2024, the fair value of such investments was $5,050 million and $5,021 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2025 and December 31, 2024, the fair value of such investments was $27,051 million and $26,700 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,995	Discounted cash flow	Discount rate	1.13%	21.50%	10.32%	Decrease
		Market comparables	EBITDA multiple(4)	0.1X	9.4X	7.4X	Increase
		Liquidation	Liquidation value	29.66%	84.21%	65.40%	Increase
Asset backed securities	$614	Discounted cash flow	Discount rate	2.43%	10.10%	4.72%	Decrease
			Liquidity premium	1.90%	1.90%	1.90%	Decrease
Commercial mortgage-backed securities	$864	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,139	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.41%	1.83%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$191	Discounted cash flow	Discount rate(5)	0.16%	40%		Decrease
		Market comparables	EBITDA multiple(4)	5.5X	12.2X	7.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$759	Increase
Reinsurance recoverables and deposit receivables	$381	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.41%	1.83%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$5,021	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.41%	1.83%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$11,931	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.41%	1.83%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,763	Discounted cash flow	Discount rate	0.95%	20.00%	10.36%	Decrease
		Market comparables	EBITDA multiple(4)	3.0X	8.8X	7.6X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset backed securities	$529	Discounted cash flow	Discount rate	2.30%	10.70%	6.08%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,331	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$209	Discounted cash flow	Discount rate(5)	0.16%	40%		Decrease
		Market comparables	EBITDA multiple(4)	5.5X	12.2X	6.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$779	Increase
Reinsurance recoverables and deposit receivables	$613	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,455	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.29%	1.71%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$12,741	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.29%	1.73%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

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
(4)Represents multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended March 31, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$(1)	$0	$0	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(68)	868	(350)	0	(194)	(41)	234	(1)	6,279	(71)
Structured securities(4)	2,333	18	826	(323)	0	(65)	(362)	865	(75)	3,217	19
Other assets:
Fixed maturities, trading	1,986	(21)	423	(261)	0	(252)	366	3	(106)	2,138	(7)
Equity securities	518	(17)	154	(23)	0	0	0	119	(18)	733	(23)
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(1)	14	(1)	0	0	0	0	0	965	(1)
Short-term investments	461	0	8	(3)	0	(4)	0	0	0	462	0
Cash equivalents	0	0	1	0	0	0	0	0	0	1	0
Reinsurance recoverables and deposit receivables	613	(4)	23	0	0	(18)	(233)	0	0	381	(21)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	232	(8)	60	(34)	0	(1)	0	4	0	253	(8)
Liabilities:
Policyholders’ account balances(5)	(12,746)	1,435	0	0	0	(625)	(2)	0	0	(11,938)	407
Other liabilities	(1)	(12)	0	0	0	0	0	0	0	(13)	(12)
Notes issued by consolidated VIEs	(60)	0	0	0	(7)	0	0	0	0	(67)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(19)	$0	$0	$(28)	$(3)	$(22)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	(6)	0	0	(15)	0	(7)	0	0
Equity securities	0	(17)	0	0	0	0	(23)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(4)	0	0	0	0	(21)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(8)	0	0	0	0	(8)	0
Liabilities:
Policyholders’ account balances	1,435	0	0	0	0	407	0	0	0
Other liabilities	(12)	0	0	0	0	(12)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$(1)	$0	$0	$0	$0	$0	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(46)	402	(5)	0	(287)	(13)	108	0	4,965	(50)
Structured securities(4)	1,297	3	1,265	0	0	(12)	(1)	60	0	2,612	(1)
Other assets:
Fixed maturities, trading	429	2	564	(22)	0	(46)	(1)	404	0	1,330	7
Equity securities	512	(19)	21	(4)	0	(4)	9	0	(9)	506	(22)
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	846	(8)	29	(2)	0	0	0	0	0	865	(8)
Short-term investments	29	(2)	5	0	0	0	0	0	0	32	(2)
Cash equivalents	4	0	0	0	0	0	(4)	0	0	0	0
Reinsurance recoverables and deposit receivables	224	37	55	0	0	(13)	0	0	0	303	24
Other assets	11	0	8	0	0	0	0	0	0	19	0
Separate account assets	1,094	(46)	56	(763)	0	(2)	0	0	(1)	338	(7)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(1,495)	0	0	(618)	0	1	0	0	(9,864)	(216)
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(8)	0	0	(10)	0	391	0	0	(405)	(8)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(33)	$0	$0	$(16)	$5	$(28)	$0	$0	$(24)
Other assets:
Fixed maturities, trading	0	1	0	0	1	0	7	0	0
Equity securities	0	(19)	0	0	0	0	(22)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(7)	0	0	0	(1)	(7)	0	0
Short-term investments	(3)	0	0	0	1	(2)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	37	0	0	0	0	24	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(46)	0	0	0	0	(7)	0
Liabilities:
Policyholders’ account balances	(1,495)	0	0	0	0	(216)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(8)	0	0	0	0	(8)	0	0
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
(6)Excludes MRB assets of $2,139 million and $2,225 million and MRB liabilities of $5,021 million and $4,624 million for the periods ended March 31, 2025 and 2024, respectively. See Note 11 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$19	$10,274	$1	$	$10,294
Currency	0	1,120	0		1,120
Credit	0	55	0		55
Currency/Interest Rate	0	3,040	0		3,040
Equity	13	3,613	1		3,627
Netting(1)				(16,389)	(16,389)
Total derivative assets	$32	$18,102	$2	$(16,389)	$1,747
Derivative Liabilities:
Interest Rate	$3	$24,703	$13	$	$24,719
Currency	0	1,197	0		1,197
Credit	0	3	0		3
Currency/Interest Rate	0	511	0		511
Equity	8	4,386	0		4,394
Netting(1)				(25,642)	(25,642)
Total derivative liabilities	$11	$30,800	$13	$(25,642)	$5,182

	As of December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,725	$1	$	$11,733
Currency	0	1,717	0		1,717
Credit	0	90	0		90
Currency/Interest Rate	0	3,310	0		3,310
Equity	3	4,841	0		4,844
Netting(1)				(20,093)	(20,093)
Total derivative assets	$10	$21,683	$1	$(20,093)	$1,601
Derivative Liabilities:
Interest Rate	$21	$26,871	$1	$	$26,893
Currency	0	1,378	0		1,378
Credit	0	0	0		0
Currency/Interest Rate	0	497	0		497
Equity	7	4,117	0		4,124
Netting(1)				(28,141)	(28,141)
Total derivative liabilities	$28	$32,863	$1	$(28,141)	$4,751
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$1	$0	$0	$0	$0	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	(13)	0	0	0	0	0	0	0	(13)	-13

	Three Months Ended March 31, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0
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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Gains (Losses):
Investment real estate	$(12)	$0
Investment in JV/LP and Other	$0	$(7)

	March 31, 2025	December 31, 2024
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$47	$73
Investment in JV/LP and Other(1)	$0	$128
__________
(1)Reported carrying values for 2025 include values as of the measurement periods of March 31, 2025 for “Investment real estate.” Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and June 30, 2024 and September 30, 2024 for “Investment real estate.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$8

	Three Months Ended March 31,
	2025	2024
	(in millions)
Commercial mortgage and other loans:
Interest income	$8	$2
Notes issued by consolidated VIEs:
Interest expense	$0	$7

	March 31, 2025	December 31, 2024
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$757	$702
Aggregate contractual principal as of period end	$752	$697
Other invested assets:
Fair value as of period end	$21	$19
Notes issued by consolidated VIEs:
Fair value as of period end	$67	$60
Aggregate contractual principal as of period end	$67	$60
__________
(1)As of March 31, 2025, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$16	$59,635	$59,651	$61,937
Policy loans	9	0	9,867	9,876	9,876
Other invested assets	0	95	0	95	95
Short-term investments	3	147	0	150	150
Cash and cash equivalents	6,590	794	0	7,384	7,384
Accrued investment income	0	3,383	0	3,383	3,383
Reinsurance recoverables and deposit receivables	0	8	5,715	5,723	5,723
Other assets	41	2,981	2	3,024	3,024
Total assets	$6,643	$7,424	$75,219	$89,286	$91,572
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,991	$45,711	$77,702	$81,962
Securities sold under agreements to repurchase	0	7,549	0	7,549	7,549
Cash collateral for loaned securities	0	9,507	0	9,507	9,507
Reinsurance and funds withheld payables(2)	0	10,467	(20)	10,447	10,447
Short-term debt	0	1,012	385	1,397	1,406
Long-term debt(3)	528	17,581	485	18,594	19,540
Notes issued by consolidated VIEs	0	0	1,376	1,376	1,376
Other liabilities	0	6,044	32	6,076	6,076
Separate account liabilities—investment contracts	0	21,211	18,480	39,691	39,691
Total liabilities	$528	$105,362	$66,449	$172,339	$177,554

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$58,446	$58,463	$61,639
Policy loans	8	0	9,787	9,795	9,795
Other invested assets	0	95	0	95	95
Short-term investments	453	21	0	474	474
Cash and cash equivalents	7,352	454	0	7,806	7,806
Accrued investment income	0	3,441	0	3,441	3,441
Reinsurance recoverables and deposit receivables	0	8	5,782	5,790	5,790
Other assets	23	3,062	1	3,086	3,086
Total assets	$7,836	$7,098	$74,016	$88,950	$92,126
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,405	$43,466	$74,871	$79,571
Securities sold under agreements to repurchase	0	6,796	0	6,796	6,796
Cash collateral for loaned securities	0	9,621	0	9,621	9,621
Reinsurance and funds withheld payables(2)	0	10,489	(35)	10,454	10,454
Short-term debt	0	521	439	960	953
Long-term debt(3)	524	17,185	423	18,132	19,187
Notes issued by consolidated VIEs	0	0	1,370	1,370	1,370
Other liabilities	0	6,886	32	6,918	6,918
Separate account liabilities—investment contracts	0	21,144	18,677	39,821	39,821
Total liabilities	$524	$104,047	$64,372	$168,943	$174,691
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,823 million (carrying amount of $7,823 million) and $7,887 million (carrying amount of $7,887 million), a portion of which relates to insurance contracts as of March 31, 2025 and December 31, 2024, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $15,044 million (carrying amount of $15,044 million) and $14,748 million (carrying amount of $14,748 million) as of March 31, 2025 and December 31, 2024, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Retirement Strategies	Individual Life		International Businesses	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,713	$2,215	$4,878	$9,304	$20,110
Capitalization	229	46	157	305	737
Amortization expense	(124)	(52)	(59)	(169)	(404)
Other adjustments(1)	0	0	0	(214)	(214)
Foreign currency adjustment	0	0	0	184	184
Balance, EOP	$3,818	$2,209	$4,976	$9,410	20,413
Other businesses					377
Total DAC balance					$20,790
__________
(1)Includes the impact of the reinsurance transaction with Prismic Re International in International Businesses. See Note 12 for additional information.

	Three Months Ended March 31, 2024
	Retirement Strategies	Individual Life		International Businesses (1)	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$9,351	$20,628
Capitalization	85	44	151	293	573
Amortization expense	(94)	(52)	(61)	(164)	(371)
Other adjustments(2)	0	(2)	(285)	5	(282)
Foreign currency adjustment	0	0	0	(232)	(232)
Balance, EOP	$3,667	$2,227	$5,169	$9,253	20,316
Other businesses					297
Total DAC balance					$20,613
__________
(1)Prior period amounts have been updated to conform to current presentation.
(2)Includes the impact of the reinsurance transaction with Somerset Re in Individual Life (Universal Life). See Note 12 for additional information.

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, BOP	$376	$410
Capitalization	1	2
Amortization expense	(8)	(9)
Balance, EOP	369	403
Other businesses	29	31
Total DSI balance	$398	$434

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, BOP	$421	$511
Amortization expense	(10)	(11)
Foreign currency adjustment	20	(33)
Balance, EOP	431	467
Other businesses(1)	15	17
Total VOBA balance	$446	$484
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2025 (April - December)	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$31	$38	$34	$31	$28	$284	$446

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,463	$4,674
Obligations of U.S. states and their political subdivisions	2,431	2,224
Foreign government bonds	108	93
U.S. corporate securities	11,791	11,440
Foreign corporate securities	2,978	3,010
Asset-backed securities	1,853	1,283
Mortgage-backed securities	13,459	14,144
Mutual funds:
Equity	85,154	90,180
Fixed Income	32,508	33,828
Other	5,822	5,439
Equity securities	4,759	4,845
Commercial mortgage and other loans	55	54
Other invested assets	19,590	19,352
Short-term investments	1,176	1,137
Cash and cash equivalents	2,044	1,669
Total	$188,191	$193,372

For the periods ended March 31, 2025 and December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Three Months Ended March 31, 2025
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$28,645	$9,308	$86,974	$25,126	$46,891	$196,944
Deposits	2,211	147	154	11	924	3,447
Investment performance	569	241	(234)	511	(1,220)	(133)
Policy charges	(16)	(2)	(514)	(38)	(309)	(879)
Surrenders and withdrawals	(1,695)	(258)	(3,662)	(9)	(280)	(5,904)
Benefit payments	(910)	(128)	(28)	(60)	(153)	(1,279)
Net transfers (to) from general account	(83)	(126)	(24)	13	(109)	(329)
Other	(118)	78	2	(7)	44	(1)
Balance, EOP	$28,603	$9,260	$82,668	$25,547	$45,788	$191,866
Other businesses(1)						(3,675)
Total separate account liabilities						$188,191

Cash surrender value(2)	$28,603	$9,260	$81,803	$25,452	$42,169	$187,287
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

	Three Months Ended March 31, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	8,411	51	151	160	752	9,525
Investment performance	(537)	(60)	4,308	265	3,155	7,131
Policy charges	(18)	(2)	(563)	(31)	(280)	(894)
Surrenders and withdrawals	(8,270)	(716)	(3,354)	(8)	(240)	(12,588)
Benefit payments	(858)	(137)	(20)	(56)	(116)	(1,187)
Net transfers (to) from general account	(35)	(24)	6	0	(123)	(176)
Other	(456)	(49)	1	(137)	48	(593)
Balance, EOP	$30,885	$10,074	$94,659	$25,214	$42,419	203,251
Other businesses(1)						(3,187)
Total separate account liabilities						$200,064

Cash surrender value(2)	$30,885	$10,074	$93,526	$25,157	$38,958	$198,600
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

	Three Months Ended March 31, 2025
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of assumption update	0	0	0	0	0
Effect of actual variances from expected experience and other activity	22	(62)	(303)	19	(324)
Adjusted balance, BOP	87,093	11,240	48,147	3,005	149,485
Issuances	4,147	201	768	0	5,116
Net premiums / considerations collected	(1,558)	(340)	(1,893)	(80)	(3,871)
Interest accrual	824	133	368	36	1,361
Foreign currency adjustment	2,777	0	1,264	0	4,041
Other adjustments	0	1	43	0	44
Balance at original discount rate, EOP	93,283	11,235	48,697	2,961	156,176
Effect of cumulative changes in discount rate assumptions, EOP	(16,053)	(460)	(3,029)	(102)	(19,644)
Balance, EOP	$77,230	$10,775	$45,668	$2,859	$136,532
Other businesses, EOP					93
Total balance, EOP					$136,625

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$151,484	$18,996	$135,485	$11,178	$317,143
Effect of cumulative changes in discount rate assumptions, BOP	20,182	1,134	17,834	1,548	40,698
Balance at original discount rate, BOP	171,666	20,130	153,319	12,726	357,841
Effect of assumption update	0	0	0	0	0
Effect of actual variances from expected experience and other activity	0	(70)	(337)	19	(388)
Adjusted balance, BOP	171,666	20,060	152,982	12,745	357,453
Issuances	4,147	201	768	0	5,116
Interest accrual	1,725	238	1,173	153	3,289
Benefit payments	(3,640)	(392)	(2,208)	(87)	(6,327)
Foreign currency adjustment	2,806	0	4,169	0	6,975
Other adjustments	33	0	105	0	138
Balance at original discount rate, EOP	176,737	20,107	156,989	12,811	366,644
Effect of cumulative changes in discount rate assumptions, EOP	(20,902)	(920)	(21,001)	(1,525)	(44,348)
Balance, EOP	$155,835	$19,187	$135,988	$11,286	$322,296
Other businesses, EOP					1,686
Total balance, EOP					$323,982

	Three Months Ended March 31, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$78,605	$8,411	$90,320	$8,427	$185,763
Flooring impact, EOP	75	0	41	0	116
Balance, EOP, post-flooring	78,680	8,411	90,361	8,427	185,879
Less: Reinsurance recoverables	5,050	655	353	0	6,058
Balance after reinsurance recoverables, EOP, post-flooring	$73,630	$7,756	$90,008	$8,427	$179,821
Other businesses, EOP(1)					1,534
Total balance after reinsurance recoverables, EOP					$181,355

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$55,431	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	1,218	16	13,331
Balance at original discount rate, BOP	83,276	11,502	56,649	3,302	154,729
Effect of assumption update	0	0	0	0	0
Effect of actual variances from expected experience and other activity	176	(57)	(543)	49	(375)
Adjusted balance, BOP	83,452	11,445	56,106	3,351	154,354
Issuances	8,799	199	956	0	9,954
Net premiums / considerations collected	(10,124)	(345)	(2,029)	(86)	(12,584)
Interest accrual	708	134	400	40	1,282
Foreign currency adjustment	(875)	0	(1,844)	0	(2,719)
Other adjustments	0	(1)	39	0	38
Balance at original discount rate, EOP	81,960	11,432	53,628	3,305	150,325
Effect of cumulative changes in discount rate assumptions, EOP	(13,442)	(443)	(1,737)	(87)	(15,709)
Balance, EOP	$68,518	$10,989	$51,891	$3,218	$134,616
Other businesses, EOP					88
Total balance, EOP					$134,704

	Three Months Ended March 31, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$158,858	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	7,918	603	23,606
Balance at original discount rate, BOP	155,886	20,186	166,776	12,742	355,590
Effect of assumption update	0	0	0	0	0
Effect of actual variances from expected experience and other activity	162	(65)	(539)	42	(400)
Adjusted balance, BOP	156,048	20,121	166,237	12,784	355,190
Issuances	8,799	199	956	0	9,954
Interest accrual	1,493	237	1,200	153	3,083
Benefit payments	(3,114)	(404)	(2,577)	(77)	(6,172)
Foreign currency adjustment	(886)	0	(5,977)	0	(6,863)
Other adjustments	(48)	(4)	91	0	39
Balance at original discount rate, EOP	162,292	20,149	159,930	12,860	355,231
Effect of cumulative changes in discount rate assumptions, EOP	(17,715)	(769)	(10,925)	(1,033)	(30,442)
Balance, EOP	$144,577	$19,380	$149,005	$11,827	$324,789
Other businesses, EOP					1,701
Total balance, EOP					$326,490

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$76,060	$8,391	$97,115	$8,608	$190,174
Flooring impact, EOP	56	0	26	0	82
Balance, EOP, post-flooring	76,116	8,391	97,141	8,608	190,256
Less: Reinsurance recoverables	5,340	690	383	0	6,413
Balance after reinsurance recoverables, EOP, post-flooring	$70,776	$7,701	$96,758	$8,608	$183,843
Other businesses, EOP(1)					1,547
Total balance after reinsurance recoverables, EOP					$185,390
__________
(1)Reflects balance after reinsurance recoverables of $59 million and $65 million at March 31, 2025 and 2024, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31, 2025
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$158,816	$22,905	$109,182	$6,725
Discounted expected future gross premiums (at original discount rate)	$100,852	$15,602	$85,647	$4,494
Discounted expected future gross premiums (at current discount rate)	$83,236	$15,008	$80,722	$4,349
Undiscounted expected future benefits and expenses	$284,711	$31,022	$258,029	$29,618
Weighted-average duration of the liability in years (at original discount rate)	8	10	17	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	15	15
Weighted-average interest rate (at original discount rate)	4.75%	5.13%	3.00%	4.91%
Weighted-average interest rate (at current discount rate)	5.49%	5.44%	3.89%	5.84%

	Three Months Ended March 31, 2024
	Retirement Strategies	Individual Life	International Businesses(1)	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$131,869	$23,001	$119,608	$6,858
Discounted expected future gross premiums (at original discount rate)	$89,183	$15,258	$93,880	$4,525
Discounted expected future gross premiums (at current discount rate)	$72,848	$14,693	$91,485	$4,410
Undiscounted expected future benefits and expenses	$253,981	$31,039	$270,217	$30,755
Weighted-average duration of the liability in years (at original discount rate)	9	10	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	9	18	17
Weighted-average interest rate (at original discount rate)	4.70%	5.16%	2.99%	4.91%
Weighted-average interest rate (at current discount rate)	5.31%	5.29%	3.18%	5.50%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

For both the first three months of 2025 and 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Three Months Ended March 31, 2025
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,670	$9,354	$15,024
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,670	9,352	15,022
Effect of assumption update	0	0	0
Effect of actual variances from expected experience and other activity	12	(11)	1
Adjusted balance, BOP	5,682	9,341	15,023
Profits deferred	31	666	697
Interest accrual	58	84	142
Amortization	(146)	(522)	(668)
Foreign currency adjustment	9	202	211
Other adjustments	0	13	13
Balance, EOP, pre-flooring	5,634	9,784	15,418
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,634	9,786	15,420
Less: Reinsurance recoverables	389	41	430
Balance after reinsurance recoverables, EOP, post-flooring	$5,245	$9,745	14,990
Other businesses			161
Total balance after reinsurance recoverables, EOP			$15,151

	Three Months Ended March 31, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses(1)
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$9,259	$14,874
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,615	9,257	14,872
Effect of assumption update	0	0	0
Effect of actual variances from expected experience and other activity	26	(23)	3
Adjusted balance, BOP	5,641	9,234	14,875
Profits deferred	38	732	770
Interest accrual	57	80	137
Amortization	(142)	(537)	(679)
Foreign currency adjustment	(3)	(248)	(251)
Other adjustments	0	11	11
Balance, EOP, pre-flooring	5,591	9,272	14,863
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,591	9,274	14,865
Less: Reinsurance recoverables	382	40	422
Balance after reinsurance recoverables, EOP, post-flooring	$5,209	$9,234	14,443
Other businesses			142
Total balance after reinsurance recoverables, EOP			$14,585
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$16,376	$14,308
Flooring impact and amounts in AOCI	632	843
Balance, excluding amounts in AOCI, BOP, pre-flooring	17,008	15,151
Effect of assumption update	0	0
Effect of actual variances from expected experience and other activity	18	144
Adjusted balance, BOP	17,026	15,295
Assessments collected(1)	273	292
Interest accrual	143	129
Benefits paid	(99)	(72)
Other adjustments	(5)	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	17,338	15,644
Flooring impact and amounts in AOCI	(527)	(1,029)
Balance, including amounts in AOCI, EOP, post-flooring	16,811	14,615
Less: Reinsurance recoverables	9,806	7,198
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,005	7,417
Other businesses	63	117
Total balance after reinsurance recoverables	$7,068	$7,534
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	21	22
Weighted-average interest rate (at original discount rate)	3.38%	3.39%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Benefit reserves, EOP, post-flooring	$187,472	$191,868
Deferred Profit Liability EOP, post-flooring	15,581	15,007
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	16,874	14,732
Subtotal of amounts disclosed above	219,927	221,607
Other Future Policy Benefits reserves(1)	50,042	51,183
Total Future Policy Benefits	$269,969	$272,790
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company's Consolidated Statement of Operations as of the periods indicated:

	Three Months Ended March 31, 2025
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$1,678	$468	$0	$2,970	$142	$5,258
Deferred profit liability	45	0	0	(230)	0	(185)
Additional insurance reserves	0	0	835	0	0	835
Total	$1,723	$468	$835	$2,740	$142	$5,908

	Three Months Ended March 31, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$10,277	$458	$0	$3,200	$140	$14,075
Deferred profit liability	20	0	0	(263)	7	(236)
Additional insurance reserves	0	0	788	0	0	788
Total	$10,297	$458	$788	$2,937	$147	$14,627

	Three Months Ended March 31, 2025
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$901	$105	$0	$805	$130	$1,941
Deferred profit liability	58	0	0	84	2	144
Additional insurance reserves	0	0	143	0	1	144
Total	$959	$105	$143	$889	$133	$2,229

	Three Months Ended March 31, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$786	$103	$0	$800	$127	$1,816
Deferred profit liability	57	0	0	80	1	138
Additional insurance reserves	0	0	129	0	0	129
Total	$843	$103	$129	$880	$128	$2,083

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR
(2)Prior period amounts have been updated to conform to current period presentation.

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2025
	Retirement Strategies			Group Insurance	Individual Life	International Businesses	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$19,088	$34,085	$12,020	$4,974	$27,596	$54,270	$152,033
Deposits	1,686	2,230	1,132	120	691	2,357	8,216
Interest credited	197	157	77	35	198	92	756
Acquisitions and dispositions	0	0	0	0	0	0	0
Policy charges	(3)	(16)	(11)	(89)	(514)	(149)	(782)
Surrenders and withdrawals	(1,363)	(285)	(199)	(452)	(446)	(382)	(3,127)
Benefit payments	(169)	(20)	(33)	0	(53)	(496)	(771)
Net transfers (to) from separate account	0	33	0	(13)	143	0	163
Change in market value and other adjustments(1)	0	(1,411)	(50)	0	11	(4)	(1,454)
Foreign currency adjustment	0	0	0	0	0	857	857
Balance, end of period	$19,436	$34,773	$12,936	$4,575	$27,626	$56,545	$155,891
Closed Block Division							4,324
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,220
Other(2)							3,843
Total Policyholders' account balance							$170,278
Weighted-average crediting rate	4.10%	1.83%	2.47%	2.94%	2.87%	0.66%	1.96%
Net amount at risk(3)	$0	$0	$1	$74,477	$405,184	$29,251	$508,913
Cash surrender value(4)	$19,436	$33,286	$11,317	$3,658	$23,973	$50,581	$142,251

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses(5)	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$17,738	$23,765	$7,095	$5,293	$27,439	$51,399	$132,729
Deposits	1,919	1,626	1,570	138	612	2,052	7,917
Interest credited	175	108	50	40	189	637	1,199
Acquisitions and Dispositions	0	0	0	0	0	0	0
Policy charges	(3)	(4)	0	(80)	(513)	(156)	(756)
Surrenders and withdrawals	(1,231)	(231)	(150)	(434)	(420)	(515)	(2,981)
Benefit payments	(149)	(18)	(19)	0	(37)	(526)	(749)
Net transfers (to) from separate account	0	(3)	0	0	139	0	136
Change in market value and other adjustments(1)	1	1,360	88	0	37	(9)	1,477
Foreign currency adjustment	0	0	0	0	0	(1,386)	(1,386)
Balance, end of period	$18,450	$26,603	$8,634	$4,957	$27,446	$51,496	$137,586
Closed Block Division							4,464
Unearned revenue reserve, unearned expense credit, and additional interest reserve							5,501
Other(2)							4,259
Total Policyholders' account balance							$151,810
Weighted-average crediting rate	3.87%	1.71%	2.54%	3.08%	2.76%	4.95%	3.55%
Net amount at risk(3)	$0	$0	$0	$74,075	$384,991	$24,734	$483,800
Cash surrender value(4)	$18,450	$24,376	$7,174	$3,812	$23,439	$45,403	$122,654
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,040 million and $5,352 million of Full Service account balances reinsured to Great-West as of March 31, 2025 and 2024, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the Institutional Retirement Strategies segment.
(5)Prior period amounts have been updated to conform to current period presentation.

“Policyholders’ account balances” for Institutional Retirement Strategies, International Businesses and Corporate and Other includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $5,639 million and $5,722 million at March 31, 2025 and 2024, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from three months to seven years. Included in the amounts at March 31, 2025 and 2024 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $3,467 million and $3,465 million, respectively, and short-term note liability of $2,008 million and $2,297 million, respectively, and Retail Note liability of $187 million and $0 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both March 31, 2025 and 2024. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	78	0	0	0	78
3.00% - 4.00%	3,973	0	0	0	3,973
Greater than 4.00%	3,238	0	0	0	3,238
Total	$9,240	$0	$0	$0	$9,240
Retirement Strategies - Individual Variable
Less than 1.00%	$232	$337	$604	$0	$1,173
1.00% - 1.99%	103	349	3	0	455
2.00% - 2.99%	21	4	4	0	29
3.00% - 4.00%	1,657	1	8	0	1,666
Greater than 4.00%	81	0	0	0	81
Total	$2,094	$691	$619	$0	$3,404
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$3	$13	$1,062	$1,078
1.00% - 1.99%	444	74	203	70	791
2.00% - 2.99%	536	461	553	15	1,565
3.00% - 4.00%	2,587	58	11	3	2,659
Greater than 4.00%	81	0	0	0	81
Total	$3,648	$596	$780	$1,150	$6,174
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$800	$800
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	45	0	0	0	45
3.00% - 4.00%	1,453	0	50	9	1,512
Greater than 4.00%	3	0	0	0	3
Total	$1,501	$0	$50	$811	$2,362
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$347	$347
1.00% - 1.99%	310	0	2,082	1,578	3,970
2.00% - 2.99%	298	1,547	2,746	420	5,011
3.00% - 4.00%	5,974	1,724	1,310	41	9,049
Greater than 4.00%	5,343	0	0	0	5,343
Total	$11,925	$3,271	$6,138	$2,386	$23,720
International Businesses
Less than 1.00%	$16,363	$43	$78	$3,282	$19,766
1.00% - 1.99%	10,725	30	0	0	10,755
2.00% - 2.99%	4,615	268	27	0	4,910
3.00% - 4.00%	6,807	0	0	0	6,807
Greater than 4.00%	9,727	0	0	0	9,727
Total	$48,237	$341	$105	$3,282	$51,965

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	593	0	0	0	593
3.00% - 4.00%	4,926	0	0	0	4,926
Greater than 4.00%	2,099	0	0	0	2,099
Total	$9,569	$0	$0	$0	$9,569
Retirement Strategies - Individual Variable
Less than 1.00%	$866	$727	$70	$0	$1,663
1.00% - 1.99%	219	24	1	0	244
2.00% - 2.99%	26	5	4	0	35
3.00% - 4.00%	1,867	9	9	0	1,885
Greater than 4.00%	91	0	0	0	91
Total	$3,069	$765	$84	$0	$3,918
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$2	$6	$621	$629
1.00% - 1.99%	510	108	244	80	942
2.00% - 2.99%	548	466	564	16	1,594
3.00% - 4.00%	573	46	2	0	621
Greater than 4.00%	92	0	0	0	92
Total	$1,723	$622	$816	$717	$3,878
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,021	$1,021
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	28	0	0	0	28
3.00% - 4.00%	1,471	0	0	61	1,532
Greater than 4.00%	72	0	0	0	72
Total	$1,571	$0	$0	$1,082	$2,653
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$346	$346
1.00% - 1.99%	226	0	1,662	1,789	3,677
2.00% - 2.99%	32	1,462	3,004	280	4,778
3.00% - 4.00%	4,366	4,177	1,144	24	9,711
Greater than 4.00%	5,460	0	0	0	5,460
Total	$10,084	$5,639	$5,810	$2,439	$23,972
International Businesses(2)
Less than 1.00%	$15,961	$43	$86	$2,311	$18,401
1.00% - 1.99%	11,112	86	0	0	11,198
2.00% - 2.99%	4,975	290	35	0	5,300
3.00% - 4.00%	5,643	0	0	0	5,643
Greater than 4.00%	6,045	0	0	0	6,045
Total	$43,736	$419	$121	$2,311	$46,587
____________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31, 2025
	Individual Life	International Businesses
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$5,245	$505	$5,750
Unearned revenue	215	50	265
Amortization expense	(64)	(7)	(71)
Other adjustments	0	0	0
FX adjustment	0	17	17
Balance, end of period	$5,396	$565	5,961
Other			62
Total unearned revenue reserve balance			$6,023

	Three Months Ended March 31, 2024
	Individual Life	International Businesses(1)
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$4,613	$454	$5,067
Unearned revenue	215	42	257
Amortization expense	(58)	(5)	(63)
Other adjustments	0	0	0
FX adjustment	0	(18)	(18)
Balance, end of period	$4,770	$473	5,243
Other			51
Total unearned revenue reserve balance			$5,294
____________
(1)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, BOP	$2,740	$4,038
Effect of cumulative changes in NPR	672	1,137
Balance, BOP, before effect of changes in NPR	3,412	5,175
Attributed fees collected	265	288
Claims paid	(21)	(22)
Interest accrual	41	74
Actual in force different from expected	18	2
Effect of changes in interest rates	433	(868)
Effect of changes in equity markets	241	(888)
Issuances	24	13
Other adjustments	0	14
Balance, EOP, before effect of changes in NPR	4,413	3,788
Effect of cumulative changes in NPR	(839)	(886)
Balance, EOP	3,574	2,902
Less: Reinsured MRBs	736	560
Balance, EOP, net of reinsurance	2,838	2,342
Other businesses	44	57
Total net MRB balance	$2,882	$2,399

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2025	March 31, 2024
	($ in millions)
Net amount at risk(1)	$9,715	$8,970
Weighted-average attained age of contractholders	71	70
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconcile MRB asset and liability positions as of the following dates:

	March 31, 2025
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,275	$1	$1,276
Ceded	862	1	863
Total MRB assets	$2,137	$2	$2,139

Direct and assumed	$4,849	$46	$4,895
Ceded	126	0	126
Total MRB liabilities	$4,975	$46	$5,021

Net liability	$2,838	$44	$2,882

	March 31, 2024
	Retirement Strategies
	Individual Variable	Other Businesses	Total
	(in millions)
Direct and assumed	$1,497	$10	$1,507
Ceded	715	3	718
Total MRB assets	$2,212	$13	$2,225

Direct and assumed	$4,399	$70	$4,469
Ceded	155	0	155
Total MRB liabilities	$4,554	$70	$4,624

Net liability	$2,342	$57	$2,399

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

Effective January 2024, the Company entered into an agreement with Somerset Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ, both of which are wholly-owned subsidiaries of Prudential Financial. These policies represented approximately 30% of the Company’s statutory reserves on its in-force guaranteed universal life block of business as of December 31, 2023. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. As a result of the transaction, the Company recognized a $363 million deferred reinsurance gain at inception that is amortized into income over the estimated remaining life of the reinsured policies. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. Separately, effective September 2019, Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for under the deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit receivables were $2,582 million and $2,795 million as of March 31, 2025 and December 31, 2024, respectively, and the funds withheld payables were $2,627 million and $2,595 million as of March 31, 2025 and December 31, 2024, respectively.

Effective September 2023, the Company entered into an agreement with Prismic Life Reinsurance, Ltd. (“Prismic Re”), a wholly-owned subsidiary of Prismic Life Holding Company LP (“Prismic”), to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. Separately, effective March 2025, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction is structured on a coinsurance basis and is accounted for under the deposit method of accounting as the reinsured policies do not include life contingency risk and are accounted for as investment contracts.

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

Since 2011, the Company has entered into a number of reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk, and in some arrangements, also the investment risk associated with the pension benefits of certain specified beneficiaries. The Company also obtains collateral from its counterparties to mitigate counterparty default risk.

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Direct premiums	$6,022	$14,822
Reinsurance assumed	1,594	1,451
Reinsurance ceded	(616)	(736)
Premiums	$7,000	$15,537

Direct policy charges and fee income	$1,183	$864
Reinsurance assumed	289	300
Reinsurance ceded	(315)	(108)
Policy charges and fee income	$1,157	$1,056

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(367)	$150
Reinsurance assumed	(28)	71
Reinsurance ceded	44	(98)
Change in value of market risk benefits, net of related hedging gains (losses)	$(351)	$123

Direct policyholders’ benefits	$7,260	$15,865
Reinsurance assumed	1,970	1,843
Reinsurance ceded	(1,090)	(1,114)
Policyholders’ benefits	$8,140	$16,594

Direct change in estimates of liability for future policy benefits	$(47)	$146
Reinsurance assumed	0	(5)
Reinsurance ceded	(3)	(158)
Change in estimates of liability for future policy benefits	$(50)	$(17)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Prismic Re(1)	$5,465	$5,506
FLIAC	1,444	1,442
Other	39	39
Individual and group annuities	6,948	6,987
Wilton Re	7,584	7,478
Somerset Re(2)	1,647	1,591
Hartford Life Business(3)	2,027	2,033
Other	8,158	7,996
Life insurance	19,416	19,098
Other reinsurance	416	401
Total reinsurance recoverables(4)(5)	$26,780	$26,486
__________
(1)Excludes deposit receivables related to the reinsurance agreement with Prismic Re of $3,544 million and $3,578 million as of March 31, 2025 and December 31, 2024, respectively. The Company has also recorded funds withheld payables related to the reinsurance agreement with Prismic Re of $7,880 million and $7,796 million as of March 31, 2025 and December 31, 2024, respectively. Additionally, excludes deposit receivables related to the reinsurance agreement with Prismic Re International of $6,304 million as of March 31, 2025.
(2)Represents reinsurance recoverables of $8,027 million and $7,979 million as of March 31, 2025 and December 31, 2024, respectively that are netted with reinsurance payables of $6,380 million and $6,388 million as of March 31, 2025 and December 31, 2024, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(3)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,447 million and $1,387 million as of March 31, 2025 and December 31, 2024, respectively.
(4)Net of $14 million and $12 million of allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively.
(5)Excludes deposit receivables of arrangements that are accounted for under the deposit method of accounting of $17,202 million and $11,194 million as of March 31, 2025 and December 31, 2024, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 60% of the Company’s remaining reinsurance recoverables as of March 31, 2025. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional details regarding CECL.

13. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information regarding the Closed Block, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company recognized a policyholder dividend obligation of $1,851 million and $2,096 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,684) million and $(2,096) million at March 31, 2025 and December 31, 2024, respectively, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2025, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Closed Block liabilities
Future policy benefits	$42,173	$42,464
Policyholders’ dividends payable	709	688
Policyholders’ dividend obligation	167	0
Policyholders’ account balances	4,324	4,359
Other Closed Block liabilities	3,120	3,346
Total Closed Block liabilities	50,493	50,857
Closed Block assets
Fixed maturities, available-for-sale, at fair value	28,671	28,570
Fixed maturities, trading, at fair value	654	647
Equity securities, at fair value	1,468	1,642
Commercial mortgage and other loans	7,769	7,652
Policy loans	3,315	3,348
Other invested assets	4,940	4,929
Short-term investments	257	520
Total investments	47,074	47,308
Cash and cash equivalents	392	400
Accrued investment income	417	403
Other Closed Block assets	291	367
Total Closed Block assets	48,174	48,478
Excess of reported Closed Block liabilities over Closed Block assets	2,319	2,379
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,851)	(2,299)
Allocated to policyholder dividend obligation	1,684	2,096
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,152	$2,176

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2025
(in millions)
Balance, December 31, 2024	$0
Impact from earnings allocable to policyholder dividend obligation	(245)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	412
Balance, March 31, 2025	$167

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues
Premiums	$417	$409
Net investment income	493	513
Realized investment gains (losses), net	(57)	(125)
Other income (loss)	(34)	164
Total Closed Block revenues	819	961
Benefits and Expenses
Policyholders’ benefits	601	584
Interest credited to policyholders’ account balances	28	30
Dividends to policyholders	127	275
General and administrative expenses	78	67
Total Closed Block benefits and expenses	834	956
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(15)	5
Income tax expense (benefit)	(36)	(15)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$21	$20

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $207 million, or 22.5% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first three months of 2025, compared to an income tax expense of $289 million, or 20.8%, in the first three months of 2024. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

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

On August 7, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. Subsequently, on December 11, 2023 the IRS issued Notice 2023-80 which extended that relief to taxable years ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued and abolished certain changes that the Final Regulations had made to

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the creditability of a tax paid in lieu of a generally imposed foreign income tax. As a result of this guidance, the Company claimed a U.S. foreign tax credit for taxes paid to Brazil both in 2024 and 2025 for its 2023 tax year and will claim a U.S. foreign tax credit for taxes paid to Brazil in future tax years. This contributed to the Company’s Brazil operations not being subject to Global Intangible Low Taxed Income (GILTI) in 2024 and 2025.

GILTI. The GILTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would limit the amount of deductions or credits permissible against GILTI. These limitations did not have a material impact in 2023 or 2024.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2024 tax year and anticipates to make the high-tax exception election for the 2025 tax year for its foreign affiliates that meet the 18.9% threshold. The Company reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first three months of 2024 and 2025, respectively.

Tax Law Change. In March 2025, Japan enacted a 4% Special Defense Corporation Tax, effective for tax years beginning on or after April 1, 2026, which raises the corporate income tax rate for the Company’s Japan insurance companies from 28% to 28.93%. A tax expense of approximately $36 million resulting from this tax rate change is reflected in the financial statements for the first quarter of 2025, while the Company continues to assess any additional potential impact of this tax rate change.

Tax Audit and Unrecognized Tax Benefits. It is possible the Company will pay the unrecognized tax benefit attributable to the Section 952 election of approximately $86 million for prior period audit cycles within the next 12 months as it pursues resolution of the matter. The payment will have no impact on the effective tax rate. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2025	December 31, 2024
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	500	496
Subtotal commercial paper	525	521
Current portion of long-term debt:
Senior Notes	499	0
Surplus notes	347	347
Mortgage debt	35	85
Subtotal current portion of long-term debt	881	432
Subtotal	1,406	953
Less: assets under set-off arrangements(1)	0	0
Total short-term debt(2)	$1,406	$953
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$250	$310
Daily average commercial paper outstanding for the quarter ended	$1,692	$1,823
Weighted average maturity of outstanding commercial paper, in days	4	15
Weighted average interest rate on outstanding commercial paper	4.33%	4.61%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $524 million and $25 million at March 31, 2025 and December 31, 2024, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2025, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
Fixed-rate obligations:
Surplus notes	$0	$0
Surplus notes subject to set-off arrangements(1)(2)	15,044	14,748
Senior notes	10,541	10,245
Mortgage debt(3)	121	69
Floating-rate obligations:
Line of credit	255	255
Surplus notes subject to set-off arrangements(1)	0	0
Mortgage debt(3)	32	31
Junior subordinated notes(4)	8,591	8,587
Subtotal	34,584	33,935
Less: assets under set-off arrangements(1)	15,044	14,748
Total long-term debt(5)	$19,540	$19,187
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $7.0 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $153 million and $100 million of debt denominated in foreign currency at March 31, 2025 and December 31, 2024, respectively.
(4)Includes Prudential Financial debt of $8,550 million and $8,548 million at March 31, 2025, and December 31, 2024, respectively. Also includes subsidiary debt of $41 million and $39 million denominated in foreign currency at March 31, 2025, and December 31, 2024, respectively.
(5)Includes Prudential Financial debt of $19,091 million and $18,793 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Institutional Retirement Strategies business through the purchase of funding agreements on which the segment will earn investment spread. As of March 31, 2025, the outstanding balance of the InterNotes® Retail Notes was $418 million of which $183 million was utilized for Institutional Retirement Strategies, as described above.

In March 2025, the Company issued $750 million in aggregate principal amount of 5.20% medium-term notes due in March 2035.

Junior Subordinated Notes

In April, the Company announced that it will redeem, in full, $1.0 billion in aggregate principal amount of 5.375% junior subordinated notes due in 2045.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$47	$52	$1	$2
Interest cost	141	135	14	13
Expected return on plan assets	(249)	(238)	(18)	(19)
Amortization of prior service cost	0	0	(17)	(17)
Amortization of actuarial (gain) loss, net	21	22	3	2
Settlements	(1)	0	0	0
Net periodic (benefit) cost	$(41)	$(29)	$(17)	$(19)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2024	666.3	311.7	354.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	2.2	(2.2)
Stock-based compensation programs(1)	0.0	(1.6)	1.6
Balance, March 31, 2025	666.3	312.3	354.0
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2024, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025. As of March 31, 2025, 2.2 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Dividends declared per share of Common Stock	$1.35	$1.30

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	398	(325)	2,036	167	(4)	2,272
Amounts reclassified from AOCI	(12)	98	0	0	7	93
Income tax benefit (expense)	58	170	(588)	(35)	0	(395)
Balance, March 31, 2025	$(3,171)	$(18,744)	$18,754	$664	$(2,244)	$(4,741)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	(481)	(4,602)	4,213	(252)	6	(1,116)
Amounts reclassified from AOCI	(13)	(172)	0	0	7	(178)
Income tax benefit (expense)	(36)	1,131	(1,006)	53	(5)	137
Balance, March 31, 2024	$(3,216)	$(14,856)	$11,754	$701	$(2,044)	$(7,661)
__________
(1)Includes cash flow hedges of $1,659 million and $1,780 million as of March 31, 2025 and December 31, 2024, respectively, and $1,199 million and $869 million as of March 31, 2024 and December 31, 2023, respectively, and fair value hedges of $(134) million and $(64) million as of March 31, 2025 and December 31, 2024, respectively, and $(51) million and $(60) million as of March 31, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2025	2024
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$12	$13	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(3)	(3)	(3)
Cash flow hedges—Currency	1	2	(3)
Cash flow hedges—Currency/Interest rate	(29)	157	(3)
Fair value hedges—Currency	(3)	(2)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(64)	18	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(98)	172	(4)
Amortization of defined benefit items:
Prior service cost	17	17	(5)
Actuarial gain (loss)	(24)	(24)	(5)
Total amortization of defined benefit items	(7)	(7)
Total reclassifications for the period	$(93)	$178
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2024	$6	$(27,287)	$(269)	$981	$2,096	$5,786	$(18,687)
Net investment gains (losses) on investments arising during the period	2	197				40	239
Reclassification adjustment for (gains) losses included in net income	(1)	99				20	118
Reclassification due to allowance for credit losses recorded during the period	(3)	3				0	0
Impact of net unrealized investment (gains) losses			45	(157)	(412)	110	(414)
Balance, March 31, 2025	$4	$(26,988)	$(224)	$824	$1,684	$5,956	$(18,744)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended March 31,
	2025			2024
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$742			$1,151
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	35			13
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	10			15
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$697	354.3	$1.97	$1,123	359.0	$3.13
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$10			$15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	10			15
Stock options		0.1			0.3
Deferred and long-term compensation programs		1.7			1.2
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$697	356.1	$1.96	$1,123	360.5	$3.12

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2025 and 2024, as applicable, were based on 4.0 million and 4.1 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2025		2024
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.0	N/A	0.3	$110.42
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.0		0.3

19. SEGMENT INFORMATION

Segments

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance and Individual Life businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above. For additional information regarding these segments, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, the Company’s International Businesses are reflected as a single operating and reportable segment, which is consistent with how the CODM now assesses its performance and allocates resources. Prior to the first quarter of 2025, International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Unaudited Interim Consolidated Financial Statements contained herein or to any previously issued financial statements.

Segment Accounting Policies. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support each segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred.

Following an annual review of its internal expense allocations, the Company implemented an allocation update that will impact segment results; however, there will be no impact to the Company’s consolidated results. Effective in the first quarter of 2025, operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated using a proportional allocation measure such as headcount, segment-level support or other financial measures. Prior to the first quarter of 2025, these expenses were generally allocated based upon the segment’s historical percentage of general and administrative expenses.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the chief executive officer, who is the Company’s CODM, and is the measure of segment performance presented below. The CODM uses adjusted operating income to (1) evaluate segment performance; (2) allocate resources and capital, predominantly during the annual budgeting and planning processes; and (3) consider variances to pre-established targets during the compensation process. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses.

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

For additional information regarding these reconciling items, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $34 million for the three months ended March 31, 2024.

Reconciliation of select financial information

The tables below present certain financial information that is regularly provided to the CODM for the Company’s segments, including revenues and significant benefits and expenses, on an adjusted operating income basis, as well as assets by segment, and the reconciliation of the segment totals to amounts reported in the Unaudited Interim Consolidated Financial Statements. Prior periods have been updated to reflect the adoption of ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$1,745	$20	$1,396	$237	$3,057	$(9)	$6,446	$554	$7,000
Policy charges and fee income	0	7	290	197	541	88	(15)	1,108	49	1,157
Net investment income	20	1,243	629	134	694	1,469	330	4,519	611	5,130
Asset management fees, commissions and other income	965	110	399	21	43	124	(323)	1,339	(1,156)	183
Total revenues	985	3,105	1,338	1,748	1,515	4,738	(17)	13,412	58	13,470
Benefits and expenses:
Policyholders' benefits	0	2,437	30	1,296	791	2,781	(8)	7,327
Interest credited to policyholders' account balances	0	182	325	35	182	347	12	1,083
Interest expense	21	17	13	5	260	(1)	207	522
Deferral of acquisition costs	0	(27)	(182)	0	(202)	(306)	33	(684)
Amortization of DAC	0	6	109	2	110	165	(16)	376
Operating expenses(4)	504	71	144	194	120	436	155	1,624
Variable expenses(4)	304	32	429	127	271	463	15	1,641
Other benefits and expenses(5)	0	(25)	6	0	17	5	0	3
Total benefits and expenses	829	2,693	874	1,659	1,549	3,890	398	11,892
Total pre-tax income	$156	$412	$464	$89	$(34)	$848	$(415)	$1,520	$(600)	$920

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(246)
Change in value of market risk benefits, net of related hedging gains (losses)								(351)
Market experience updates								39
Divested and Run-off Businesses:
Closed Block division								(22)
Other Divested and Run-off Businesses								(51)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								3
Other adjustments								28
Total reconciling items								(600)
Total GAAP pre-tax income								$920

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$10,297	$28	$1,298	$246	$3,139	$(2)	$15,006	$531	$15,537
Policy charges and fee income	0	6	306	175	503	80	(14)	1,056	0	1,056
Net investment income	(43)	1,092	444	136	806	1,412	273	4,120	644	4,764
Asset management fees, commissions and other income	1,033	143	443	25	25	82	(227)	1,524	628	2,152
Total revenues	990	11,538	1,221	1,634	1,580	4,713	30	21,706	1,803	23,509
Benefits and expenses:
Policyholders' benefits	0	10,858	40	1,249	850	2,767	(5)	15,759
Interest credited to policyholders' account balances	0	154	201	40	206	279	22	902
Interest expense	24	17	14	2	300	(1)	173	529
Deferral of acquisition costs	(1)	(19)	(150)	(6)	(195)	(293)	17	(647)
Amortization of DAC	1	2	93	1	116	159	(10)	362
Operating expenses(4)	494	63	145	186	183	456	305	1,832
Variable expenses(4)	303	25	424	117	251	421	(37)	1,504
Other benefits and expenses(5)	0	(3)	14	0	(10)	29	0	30
Total benefits and expenses	821	11,097	781	1,589	1,701	3,817	465	20,271
Total pre-tax income	$169	$441	$440	$45	$(121)	$896	$(435)	$1,435	$(45)	$1,390

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(63)
Change in value of market risk benefits, net of related hedging gains (losses)								123
Market experience updates								(32)
Divested and Run-off Businesses:
Closed Block division								(3)
Other Divested and Run-off Businesses								(35)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(27)
Other adjustments								(8)
Total reconciling items								(45)
Total GAAP pre-tax income								$1,390
__________
(1)The Individual Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)The amount for the first quarter of 2024 reflects the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies segment. See “—Adjusted Operating Income” above for additional information. Prior period amounts have been updated to conform to current period presentation.
(3)Corporate and Other operations, through Prudential Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third parties.
(4)“Operating expenses” includes amounts related to salaries, employee benefits, occupancy, technology, consulting, external and contracted services, legal, corporate charges, costs for initiatives, and other miscellaneous expenses. “Variable expenses” includes commissions, certain compensation related to levels of investment performance, premium taxes and other fees related to sales of certain insurance and investment products.
(5)“Other benefits and expenses” primarily includes: (i) the change in estimates of liability for future policy benefits, which can be either positive or negative, for Retirement Strategies, Individual Life and International Businesses; (ii) dividends to policyholders for Individual Life and International Businesses, which are included in adjusted operating income; and (iii) dividends to policyholders in the Closed Block Division, which are not included in adjusted operating income.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025	December 31, 2024
	(in millions)
Assets by segment:
PGIM	$35,907	$36,044
U.S. Businesses:
Institutional Retirement Strategies	127,376	126,842
Individual Retirement Strategies	149,191	150,151
Retirement Strategies	276,567	276,993
Group Insurance	39,660	39,340
Individual Life	120,652	122,590
Total U.S. Businesses	436,879	438,923
International Businesses	186,532	180,038
Corporate and Other	31,435	31,767
Closed Block division	48,509	48,815
Total assets per Unaudited Interim Consolidated Financial Statements	$739,262	$735,587

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
PGIM segment intersegment revenues	$224	$207

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Asset-based management fees	$854	$833
Performance-based incentive fees	7	41
Other fees	123	125
Total asset management and service fees	$984	$999

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In March 2025, the Company entered into an agreement with Prismic Re International, a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. In connection with this transaction, the Company invested an additional $134 million in Prismic to maintain its 20% equity interest in Prismic. PGIM also provides investment management services on a large portion of Prismic Re International’s assets.

As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic, Prismic Re and Prismic Re International.

The related party balances with Prismic, Prismic Re and Prismic Re International impacted the Company’s balance sheet as of the periods indicated as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables and deposit receivables	$15,313	$9,084
Other assets	$186	$187
Reinsurance and funds withheld payables (includes $56 and $(91) of embedded derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)	$7,880	$7,796
Accumulated other comprehensive income (loss)	$(148)	$(139)

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both March 31, 2025 and December 31, 2024. As part of the transaction with Prismic Re International, the Company provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic, Prismic Re and Prismic Re International impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Premiums	$(3)	$(4)
Asset management and service fees	13	9
Other income (loss)	61	39
Realized investment gains(losses), net	(237)	204
Policyholders’ benefits	(71)	(71)
Change in estimates of liability for future policy benefits	(3)	(4)
Amortization of deferred policy acquisition costs	(1)	0
General and administrative expenses	3	11
Income (loss) from related parties, before income taxes	(94)	312
Other comprehensive income (loss), before tax	(9)	132
Total comprehensive income (loss), before tax	$(103)	$444

	Three Months Ended March 31,
	2025	2024
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$237	$(204)
Change in:
Deferred policy acquisition costs	$(1)	$0
Reinsurance related-balances	$(192)	$(186)
Other, net	$(3)	$3
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$91	$92

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2025	December 31, 2024
	(in millions)
Total outstanding mortgage loan commitments	$1,640	$2,552
Portion of commitment where prearrangement to sell to investor exists	$553	$578

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $2 million as of both March 31, 2025 and December 31, 2024. The change in allowance is $0 million for both the three months ended March 31, 2025 and 2024.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2025	December 31, 2024
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$11,727	$11,664
Expected to be funded from separate accounts	$81	$0
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2025 or 2024.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2025	December 31, 2024
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,677	$5,015
Fair value of related collateral associated with above indemnifications(1)	$5,794	$5,119
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $361 million and $240 million related to securities repurchase transactions as of March 31, 2025 and December 31, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	March 31, 2025	December 31, 2024
	(in millions)
Guaranteed value of third-parties’ assets	$76,944	$76,416
Fair value of collateral supporting these assets	$73,013	$71,423
Asset (liability) associated with guarantee, carried at fair value	$(14)	$(1)

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2025	December 31, 2024
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,322	$3,272
First-loss exposure portion of above	$956	$942
Accrued liability associated with guarantees(1)	$24	$25
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $11 million and $12 million as of March 31, 2025 and December 31, 2024, respectively. The change in allowance was $0 million and a reduction of $1 million for the three months ended March 31, 2025 and 2024, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $26,097 million and $25,763 million of mortgages subject to these loss-sharing arrangements as of March 31, 2025 and December 31, 2024, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2025, these mortgages had a weighted-average debt service coverage ratio of 2.00 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2025 or 2024.

Other Guarantees

	March 31, 2025	December 31, 2024
	(in millions)
Other guarantees where amount can be determined	$295	$289
Accrued liability for other guarantees and indemnifications	$32	$32

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of March 31, 2025, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 25 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint.

Securities Litigation

Donel Davidson v. Charles F. Lowrey, et al.

In March 2025, plaintiffs filed a motion seeking preliminary approval of the settlement notice and preliminary approval of the proposed settlement of the derivative litigation (“the Settlement”). In April 2025, the court issued an order granting the motion for preliminary approval of the Settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2025, compared with December 31, 2024, and its consolidated results of operations for the three months ended March 31, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.522 trillion of assets under management as of March 31, 2025, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, our International Businesses are reflected as a single operating and reportable segment, which is how the chief operating decision maker (“CODM”) now assesses its performance and allocates resources. Prior to the first quarter of 2025, our International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Unaudited Interim Consolidated Financial Statements contained herein or to any previously issued financial statements.

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

Current Market Conditions

The imposition of tariffs and retaliatory actions, as we have seen this year, could result in, among other things, rising interest rates, significant equity market declines, stagnant economic growth and high inflation, which could adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For example, the combination of stagnant economic growth and high inflation would increase investment risk, including the underperformance of investments in more leveraged companies or companies exposed to weaker consumers. Also, the statutory capital of certain of our insurance subsidiaries could be negatively affected by such things as increased reserve requirements, which could be caused by equity market declines, and asymmetrical and non-economic statutory accounting impacts from rising rates. As we navigate through the current environment, we may take actions consistent with our risk and capital frameworks, as necessary, to preserve our liquidity and capital positions.

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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

See below for a discussion of the current interest rate environment and its impact to net investment spread in our U.S. and Japanese operations along with the composition of their insurance liabilities and policyholder account balances.

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates increased throughout 2022 and have continued to sustain higher levels through the first quarter of 2025, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. and Corporate and Other operations has approximately $211 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2025, with an average portfolio yield of approximately 5.0%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.4% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $211 billion of fixed maturity securities and commercial mortgage loans are approximately $177 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $177 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2025
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$197
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$234

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in 2024 and through the first quarter of 2025.

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

The portion of the general account supporting our Japanese operations has approximately $140 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of March 31, 2025, with an average portfolio yield of approximately 3.1%. Our Japanese operations have continued to invest in U.S. dollar (“USD”)-denominated assets supporting our USD-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.2% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $140 billion of fixed maturity securities and commercial mortgage loans are approximately $12 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $12 billion, approximately 6% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2025
(in billions)
Insurance products with fixed and guaranteed terms	$109
Contracts with a market value adjustment if canceled before maturity	37
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$155

The $109 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $37 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues	$13,470	$23,509
Benefits and expenses	12,550	22,119
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	920	1,390
Income tax expense (benefit)	207	289
Income (loss) before equity in earnings of joint ventures and other operating entities	713	1,101
Equity in earnings of joint ventures and other operating entities, net of taxes	29	50
Net income (loss)	742	1,151
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	35	13
Net income (loss) attributable to Prudential Financial, Inc.	$707	$1,138

The $431 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2025 compared to the first quarter of 2024 reflected the following notable items on a pre-tax basis:

•$474 million unfavorable variance reflecting the change in value of market risk benefits, net of related hedging gains (losses); and
•$183 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$85 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information); and
•$71 million favorable variance from market experience updates.

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $82 million favorable variance from income taxes, primarily driven by the decrease in pre-tax earnings, as described above.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$156	$169
U.S. Businesses:
Retirement Strategies(1)	876	881
Group Insurance	89	45
Individual Life	(34)	(121)
Total U.S. Businesses(1)	931	805
International Businesses	848	896
Corporate and Other	(415)	(435)
Total segment adjusted operating income before income taxes(1)	1,520	1,435
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(246)	(63)
Change in value of market risk benefits, net of related hedging gains (losses)	(351)	123
Market experience updates	39	(32)
Divested and Run-off Businesses(3):
Closed Block division	(22)	(3)
Other Divested and Run-off Businesses	(51)	(35)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	3	(27)
Other adjustments(5)	28	(8)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$920	$1,390
__________
(1)The amounts for the three months ended March 31, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Retirement Strategies segment. See “—Retirement Strategies” for additional information. Prior period amounts have been updated to conform to current period presentation.
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

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2025 decreased in comparison to the prior year period, primarily reflecting lower net other related revenues, partially offset by higher net asset management fees.

Retirement Strategies. Results for the first quarter of 2025 decreased in comparison to the prior year period, primarily driven by higher expenses and lower net fee income, partially offset by higher net investment spread results and more favorable reserve experience.

Group Insurance. Results for the first quarter of 2025 increased in comparison to the prior year period, primarily reflecting higher underwriting results, partially offset by higher expenses and lower net investment spread results.

Individual Life. Results for the first quarter of 2025 reflected decreased losses in comparison to the prior year period, primarily driven by higher underwriting results and lower expenses, partially offset by lower net investment spread results.

International Businesses. Results for the first quarter of 2025 decreased in comparison to the prior year period, inclusive of a net unfavorable impact from foreign currency exchange rates. Excluding this item, results for the first quarter of 2025 decreased, primarily driven by lower net investment spread results and lower earnings on joint ventures and other operating entities.

Corporate and Other. Results for the first quarter of 2025 reflected decreased losses in comparison to the prior year period, primarily driven by lower net charges from other corporate activities and higher pension and employee benefits results, partially offset by higher interest expense on debt.

Closed Block Division. Results for the first quarter of 2025 decreased in comparison to the prior year period, primarily driven by lower net investment activity results, partially offset by changes in the policyholder dividend obligation.

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

	March 31, 2025	December 31, 2024
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$6.8	$6.1
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$7.1	$6.4
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $80.5 billion and $83.2 billion as of March 31, 2025 and December 31, 2024, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$3	$3
PGIM	0	0
Impact of intercompany arrangements(1)	3	3
Corporate and Other:
Impact of intercompany arrangements(1)	(3)	(3)
Settlement gains (losses) on forward currency contracts(2)	3	(3)
Net benefit (detriment) to Corporate and Other	0	(6)
Net impact on consolidated revenues and adjusted operating income	$3	$(3)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of March 31, 2025 and 2024, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion and $0.7 billion, respectively.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.1 billion as of both March 31, 2025 and December 31, 2024, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $1.1 billion balance as of March 31, 2025 will be recognized throughout the remainder of 2025, approximately 5% will be recognized in 2026, and the remaining balance will be recognized from 2027 through 2051.

Highly inflationary economy

Enterprise Group, our strategic investment in Ghana, has historically utilized the Ghanaian cedi as its functional currency given it is the currency of the primary economic environment in which the entity operates. In the fourth quarter of 2023, Ghana experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Ghana’s economy was deemed to be highly inflationary, resulting in reporting changes effective January 1, 2024. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Ghanaian cedi) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of Enterprise Group were remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to have a material impact to our financial statements in future periods given the relative size of the investment.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 1.0% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating results(1):
Revenues	$985	$990
Expenses	829	821
Adjusted operating income	156	169
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	10	11
Other adjustments(2)	28	(8)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$194	$172
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

Adjusted Operating Income

Adjusted operating income decreased $13 million, primarily reflecting lower other related revenues, net of related expenses, partially offset by higher asset management fees, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party(1)	$387	$368
Retail - Third Party(1)	225	204
Affiliated(1)(2)	216	202
Total asset management fees	828	774
Other related revenues by source:
Incentive fees	10	41
Transaction fees	7	4
Seed and co-investments	6	41
Commercial mortgage(3)	15	7
Total other related revenues	38	93
Service, distribution and other revenues	119	123
Total revenues	$985	$990
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(3)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Revenues decreased $5 million. Other related revenues decreased, primarily reflecting lower seed and co-investments results and lower incentive fees driven by less favorable investment performance, partially offset by higher commercial mortgage origination revenues driven by higher loan production. These variances were partially offset by higher asset management fees, primarily reflecting fixed income and equity market appreciation, net inflows and strong investment performance.

Expenses increased $8 million, primarily reflecting higher operating expenses, primarily due to business growth, partially offset by lower compensation expenses related to certain long-term employee compensation plans. Also contributing to the increase were higher variable expenses related to the higher fee-based earnings described above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	March 31, 2025	December 31, 2024	March 31, 2024
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$198.0	$215.7	$201.9
Public fixed income	856.7	832.2	824.5
Real estate	130.6	127.2	127.3
Private credit and other alternatives	121.8	118.0	114.0
Multi-asset	78.2	82.1	73.7
Total PGIM assets under management	$1,385.3	$1,375.2	$1,341.4

Assets under management within other reporting segments(2)	136.8	137.2	154.9
Total PFI assets under management	$1,522.1	$1,512.4	$1,496.3
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
(2)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth assets under management by source as of the dates indicated:

	March 31, 2025	December 31, 2024	March 31, 2024
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party(1)	$620.2	$601.1	$596.9
Retail - Third Party(1)	240.6	244.9	228.1
Affiliated(1)(2)	524.5	529.2	516.4
Total PGIM assets under management	$1,385.3	$1,375.2	$1,341.4

Assets under management within other reporting segments(3)	136.8	137.2	154.9
Total PFI assets under management	$1,522.1	$1,512.4	$1,496.3
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(3)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2024	2025
	(in billions)
Beginning assets under management	$1,375.2	$1,298.1	$1,341.4
Institutional third-party flows(1)	4.6	27.5	(5.3)
Retail third-party flows	(0.2)	0.5	0.7
Total third-party flows(1)	4.4	28.0	(4.6)
Affiliated flows(1)(2)	(0.1)	7.2	17.2
Total net flows(1)	4.3	35.2	12.6
Distributions(1)(3)	(1.3)	(1.5)	(5.5)
Market appreciation (depreciation)(4)	5.0	18.9	46.7
Foreign exchange rate impact	3.8	(5.9)	0.3
Net money market activity and other increases (decreases)	(1.7)	(3.4)	(10.2)
Ending assets under management	$1,385.3	$1,341.4	$1,385.3
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(3)Reflects income and dividend distributions related to private alternative funds and collateralized loan obligations.
(4)Includes income reinvestment, where applicable.

PGIM’s assets under management as of March 31, 2025 increased $44 billion in comparison to the prior year quarter, primarily driven by fixed income and equity market appreciation, net inflows and strong investment performance. PGIM’s assets under management as of March 31, 2025 increased $10 billion in comparison to the prior year end, primarily driven by market appreciation, net inflows and favorable foreign exchange rate impacts.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2025, these asset classes increased $7.2 billion compared to December 31, 2024, primarily reflecting private capital net inflows and market appreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in billions)
Private capital deployed:
Real estate debt and equity	$4.6	$2.0
Private credit and equity(1)	6.0	4.6
Total private capital deployed(1)	$10.6	$6.6
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Seed and Co-Investments

As of March 31, 2025 and December 31, 2024, PGIM had approximately $1,019 million and $1,079 million of seed investments and $426 million and $415 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, real estate investments, and private credit and other alternatives.

Retirement Strategies

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating results (1):
Revenues:
Institutional Retirement Strategies	$3,105	$11,538
Individual Retirement Strategies	1,338	1,221
Total revenues	4,443	12,759
Benefits and expenses:
Institutional Retirement Strategies	2,693	11,097
Individual Retirement Strategies	874	781
Total benefits and expenses	3,567	11,878
Adjusted operating income:
Institutional Retirement Strategies	412	441
Individual Retirement Strategies	464	440
Total adjusted operating income	876	881
Realized investment gains (losses), net, and related charges and adjustments	(249)	(269)
Change in value of market risk benefits, net of related hedging gains (losses)	(357)	120
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$271	$733
__________
(1)The amounts for the three months ended March 31, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See below for additional information.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $34 million for the three months ended March 31, 2024.

Adjusted Operating Income

Adjusted operating income from our Institutional Retirement Strategies business decreased $29 million, primarily driven by lower net investment spread results reflecting lower income on non-coupon investments and derivatives, partially offset by higher income driven by an increase in account values from business growth, and higher operating expenses. These decreases were partially offset by more favorable reserve experience.

Adjusted operating income from our Individual Retirement Strategies business increased $24 million, primarily driven by higher net investment spread results due to the growth in indexed variable annuities and higher income on non-coupon investments, partially offset by the impact of lower short-term interest rates. This favorable variance was partially offset by higher amortization costs driven by business growth, as well as lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets.

Revenues, Benefits and Expenses

Revenues from our Institutional Retirement Strategies business decreased $8,433 million primarily reflecting lower pension risk transfer premiums due to the absence of significant sales which occurred in the prior year period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $8,404 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $117 million primarily driven by higher net investment income due to growth in indexed variable annuities and higher income from non-coupon investments. This favorable variance was partially offset by lower asset management and service fees and lower policy charges and fee income resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets.

Benefits and expenses of our Individual Retirement Strategies business increased $93 million primarily driven by higher interest credited to policyholders’ account balances reflecting business growth, partially offset by lower general and administrative expenses, net of capitalization.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2024	2025
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$288,202	$267,654	$274,630
Additions(2)	7,051	10,990	32,392
Withdrawals and benefits	(6,642)	(6,417)	(25,552)
Change in market value, interest credited and interest income	2,804	2,655	10,739
Other(3)	2,515	(252)	1,721
Ending total account value, gross	293,930	274,630	293,930
Reinsurance ceded	(8,952)	(9,179)	(8,952)
Ending total account value, net	$284,978	$265,451	$284,978
__________
(1)Beginning total account values, net of reinsurance ceded, were $279,191 million and $258,417 million for the three months ended March 31, 2025 and 2024, respectively, and $265,451 million for the twelve months ended March 31, 2025.
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
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pound sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2025 and 2024, “Other” activity also includes $801 million in receipts offset by $956 million in payments, and $1,072 million in receipts offset by $933 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies net account values for the three months ended March 31, 2025 reflects interest credited on customer funds and an increase in the market values of assets, and the positive impact of foreign exchange rate changes.

The increase in Institutional Retirement Strategies net account values for the twelve months ended March 31, 2025 reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, interest credited on customer funds, an increase in the market values of assets, and the positive impact of foreign exchange rate changes.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2024	2025
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$138,639	$129,708	$134,700
Sales	3,479	3,314	14,232
Full surrenders and death benefits	(2,892)	(2,565)	(11,420)
Sales, net of full surrenders and death benefits	587	749	2,812
Partial withdrawals and other benefit payments	(1,416)	(1,290)	(5,306)
Net flows	(829)	(541)	(2,494)
Change in market value, interest credited and other activity	(1,481)	6,081	5,746
Policy charges	(503)	(548)	(2,126)
Ending total account value, gross	135,826	134,700	135,826
Reinsurance ceded	(11,752)	(11,688)	(11,752)
Ending total account value, net(2)	$124,074	$123,012	$124,074
__________
(1)Beginning total account values, net, were $127,120 million and $117,911 million for the three months ended March 31, 2025 and 2024, respectively, and $123,012 million for the twelve months ended March 31, 2025.
(2)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $113,193 million and $115,263 million as of March 31, 2025 and 2024, respectively. Fixed annuity account values were $10,881 million and $7,749 million as of March 31, 2025 and 2024, respectively.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months ended March 31, 2025 decreased in comparison to the prior year period driven by higher full surrenders, partially offset by higher sales of indexed variable annuities products.

The decrease in Individual Retirement Strategies net account values for the three months ended March 31, 2025 reflects market value depreciation, net outflows and policy charges on contractholder accounts. The increase in net account values for the twelve months ended March 31, 2025 reflects market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

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

	March 31, 2025		December 31, 2024		March 31, 2024
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$61,645	51%	$64,856	52%	$70,599	56%
ALM strategy only(3)	1,690	1%	1,782	1%	1,955	2%
Automatic rebalancing only	70	0%	77	0%	80	0%
External reinsurance(4)	10,371	9%	10,665	9%	11,956	10%
PDI	1,319	1%	1,342	1%	1,477	1%
Other products	1,457	1%	1,553	1%	1,631	1%
Total living benefit/GMDB features	76,552		80,275		87,698
GMDB features and other(5)	45,249	37%	45,338	36%	37,267	30%
Total variable annuity account value	$121,801		$125,613		$124,965
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes retained PDI which is presented separately within this table.
(4)Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $9 billion of account values in relation to the PDI reinsurance transaction, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended March 31,
	2025	2024
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$(652)	$1,568
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)(4)	(289)	75
Change in the NPR adjustment, excluding changes recognized in OCI	51	(51)
Change in the fair value of hedge assets(5)	343	(1,454)
Other(6)	37	(60)
Total Individual Retirement Strategies results excluded from adjusted operating income	(510)	78
Total Institutional Retirement Strategies results excluded from adjusted operating income	(95)	(226)
Total results excluded from adjusted operating income	$(605)	$(148)
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets.”
(3)The amounts for the three months ended March 31, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See above for additional information.

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

For the three months ended March 31, 2025, the loss of $605 million was primarily driven by the net impact of lower interest rates and unfavorable equity market performance on MRBs and other liabilities, net of hedging.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Operating results:
Revenues	$1,748	$1,634
Benefits and expenses	1,659	1,589
Adjusted operating income	89	45
Realized investment gains (losses), net, and related charges and adjustments	(21)	(8)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$68	$37
Benefits ratios(1)(2):
Group life	87.1%	90.1%
Group disability	65.6%	71.3%
Total Group Insurance	81.3%	84.7%
Administrative expense ratios(2)(3)(4):
Group life	10.8%	11.4%
Group disability	25.8%	24.2%
Total Group Insurance	14.8%	15.0%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.
(4)Prior period ratios have been updated to conform to current period presentation.

Adjusted Operating Income

Adjusted operating income increased $44 million, primarily reflecting higher underwriting results in our group life business, driven by a positive impact from a reserve refinement for certain experience-rated contracts and more favorable mortality experience on non-experience-rated contracts, and higher underwriting results in our group disability business driven by more favorable claims experience on long-term disability contracts. These favorable variances were partially offset by higher variable and operating expenses, largely supporting business growth, and lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues increased $114 million. The increase primarily reflected higher premiums and policy charges and fee income, driven by business growth in our group life business as well as a positive impact from a reserve refinement for certain experience-rated contracts.

Benefits and expenses increased $70 million. The increase primarily reflected higher policyholders’ benefits and higher general and administrative expenses, both largely driven by business growth, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business and more favorable claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Annualized new business premiums(1):
Group life	$225	$189
Group disability	175	189
Total	$400	$378
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2025 increased $22 million compared to the prior year period, primarily driven by higher sales in the Premier market segment in both our group life and group disability businesses, partially offset by lower sales in the National market segment in our group disability business, including lower supplemental health product sales, primarily reflecting the absence of outsized sales which occurred in the prior year period.

Individual Life

Business Update

•In August 2024, the Company entered into an agreement with Wilton Re to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ. These policies represented approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business, following the close of the reinsurance transaction with Somerset Re in the first quarter of 2024. The transaction was completed in December 2024 with an effective date of October 1, 2024. These two external reinsurance agreements reduced, in aggregate, the Company’s previously established statutory reserves on its in-force guaranteed universal life block of business by approximately 60%. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these transactions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating results:
Revenues	$1,515	$1,580
Benefits and expenses	1,549	1,701
Adjusted operating income	(34)	(121)
Realized investment gains (losses), net, and related charges and adjustments	(71)	(81)
Market experience updates	4	(55)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(101)	$(257)

Adjusted Operating Income

Adjusted operating income increased $87 million, primarily driven by higher underwriting results reflecting the ongoing favorable impact from the reinsurance transaction with Wilton Re, partially offset by unfavorable mortality experience in the current quarter. Also contributing to the increase were lower expenses reflecting the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024. These variances were partially offset by lower net investment spread results reflecting the absence of income on assets related to the reinsurance transaction with Wilton Re, and lower income on non-coupon investments, partially offset by lower financing costs resulting from the reinsurance transactions discussed above and the consolidation of our internal captive reinsurance arrangements in the fourth quarter of 2024.

Revenues, Benefits and Expenses

Revenues decreased $65 million, primarily driven by lower investment results reflecting the absence of income on assets related to the reinsurance transaction with Wilton Re, partially offset by higher policy charges and fee income due to business growth.

Benefits and expenses decreased $152 million, primarily driven by lower policyholders’ benefits, including changes in reserves, as well as lower interest expense and lower interest credited on policyholders’ account balances as a result of the reinsurance transaction with Wilton Re. Also contributing to the decrease were lower general and administrative expenses due to the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024. These variances were partially offset by unfavorable changes in estimates of the liability for future policy benefits due to unfavorable mortality experience in the current quarter.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$33	$121	$154	$30	$86	$116
Term Life	4	28	32	4	27	31
Universal Life	1	23	24	1	19	20
Total	$38	$172	$210	$35	$132	$167

Total annualized new business premiums for the first quarter of 2025 increased $43 million, primarily reflecting higher third-party variable life sales.

International Businesses

Business Updates

•Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, our International Businesses are reflected as a single operating and reportable segment, which is how the CODM now assesses its performance and allocates resources. Prior to the first quarter of 2025, our International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Unaudited Interim Consolidated Financial Statements contained herein or to any previously issued financial statements.

•In December 2024, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction was completed in March 2025 with an effective date of March 1, 2025. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 143 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating results:
Revenues	$4,738	$4,713
Benefits and expenses	3,890	3,817
Adjusted operating income	848	896
Realized investment gains (losses), net, and related charges and adjustments	202	218
Change in value of market risk benefits, net of related hedging gains (losses)	6	3
Market experience updates	37	23
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(29)	(36)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,064	$1,104

Adjusted Operating Income

Adjusted operating income decreased $48 million, including a net unfavorable impact of $10 million from currency fluctuations. Excluding this item, adjusted operating income decreased $38 million, primarily reflecting lower net investment spread results, driven by lower income on non-coupon investments, and lower earnings on joint ventures and other operating entities. Also contributing to the decrease were lower underwriting results, driven by the decline of traditional life insurance business in force in Japan, partially offset by the growth of business in force in Brazil, as well as higher variable expenses, primarily due to business growth in Brazil. These variances were partially offset by lower operating expenses.

Revenues, Benefits and Expenses

Revenues increased $25 million, including a net unfavorable impact of $100 million from currency fluctuations. Excluding this item, revenues increased $125 million, primarily reflecting higher net investment income, driven by higher reinvestment rates and growth in both variable and investment products in Japan, partially offset by lower income on non-coupon investments. Also contributing to the increase were lower investment losses from less unfavorable derivatives settlements. Premiums were consistent with the prior year period as the decline of traditional life insurance business in force in Japan was offset by the absence of the impact from higher ceded reinsurance in the prior year period.

Benefits and expenses increased $73 million, including a net favorable impact of $90 million from currency fluctuations. Excluding this item, benefits and expenses increased $163 million, primarily reflecting higher policyholder benefits, including changes in reserves, largely driven by the absence of the impact from higher ceded reinsurance in the prior year period, partially offset by the decline of traditional life insurance business in force in Japan, as discussed above, and higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan. Also contributing to the increase were higher general and administrative expenses, primarily driven by business growth in Brazil. These variances were partially offset by favorable changes in estimates of the liability for future policy benefits.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$576	$517
On a constant exchange rate basis	$586	$508

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our new yen-denominated product offerings as a result of growing demand for these products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$105	$19	$74	$67	$265	$92	$16	$77	$49	$234
Life Consultants	22	4	23	83	132	28	4	9	65	106
Banks	25	2	0	68	95	37	3	0	54	94
Independent Agency and Other	36	6	23	29	94	20	3	18	33	74
Total	$188	$31	$120	$247	$586	$177	$26	$104	$201	$508
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Annualized new business premiums, on a constant exchange rate basis, increased $78 million. Life Planner sales increased $31 million, primarily driven by Japan, reflecting higher investment contract and life product sales, partially offset by lower retirement product sales. Also contributing to the increase were higher life product sales in Brazil. Life Consultant sales increased $26 million, reflecting higher investment contract and retirement product sales, partially offset by lower life product sales. Independent Agency and Other sales increased $20 million, reflecting higher life, retirement and accident and health product sales, partially offset by lower investment contract sales. Bank channel sales increased $1 million, primarily reflecting higher investment contract product sales, partially offset by lower life product sales.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating results:
Investment income	$55	$55
Interest expense on debt	(236)	(205)
Pension and employee benefits	102	94
Other corporate activities	(336)	(379)
Adjusted operating income	(415)	(435)
Realized investment gains (losses), net, and related charges and adjustments	(107)	77
Market experience updates	(2)	0
Divested and Run-off Businesses	(51)	(35)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	21	(3)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(554)	$(396)

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $20 million, primarily driven by lower net charges from other corporate activities of $43 million reflecting lower costs for long-term compensation plans, partially offset by higher net costs primarily related to technology. Pension and employee benefits results were favorable by $8 million, primarily reflecting higher earnings from our pension and post-retirement plans from higher returns on plan assets, and lower service costs. Interest expense on debt increased $31 million largely reflecting higher average debt balances.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Long-Term Care	$(37)	$134
Other(1)	(14)	(169)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(51)	$(35)
__________
(1)Effective second quarter of 2024, the results of PGIMW are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care

Results decreased $171 million compared to the prior year period, primarily reflecting unfavorable impacts from changes in the market value of equity securities.

Other Divested and Run-off Businesses

Results increased $155 million compared to the prior year period, primarily reflecting the absence of impairments and charges related to management’s decision to exit Assurance IQ and its subsequent classification as a divested business in the first quarter of 2024.

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

As of March 31, 2025, the excess of actual cumulative earnings over the expected cumulative earnings was $1,851 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of March 31, 2025, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,684 million at March 31, 2025, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
U.S. GAAP results:
Revenues	$820	$962
Benefits and expenses	842	965
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(22)	$(3)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities decreased $19 million. Net investment activity results decreased, primarily reflecting lower other income driven by unfavorable changes in the market value of equity securities, and lower net investment income due to the run-off of the portfolio, partially offset by lower realized investment losses from the sale of fixed income securities. As a result of these and other factors, a $245 million reduction in the policyholder dividend obligation was recorded in the first three months of 2025, compared to a $66 million reduction in the first three months of 2024.

Revenues, Benefits and Expenses

Revenues decreased $142 million primarily driven by a decrease in other income and net investment income, partially offset by lower realized investment losses, as discussed above.

Benefits and expenses decreased $123 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

A portion of our general account investments supports customer liabilities reinsured under coinsurance with funds withheld and modified coinsurance arrangements. With these reinsurance arrangements, we retain legal ownership of the assets (collectively, the “Funds Withheld”) which remain on our Unaudited Interim Consolidated Statements of Financial Position, while the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. The composition of the Funds Withheld assets is subject to investment guidelines specific to the reinsurance treaties, which may differ from the investment guidelines we set for our General Account, excluding Funds Withheld. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements.

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	March 31, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,847	54.3%	$18,959	$4,542	$230,348
Private, available-for-sale, at fair value	72,603	19.1	9,875	2,731	85,209
Fixed maturities, trading, at fair value	4,621	1.2	654	7,919	13,194
Assets supporting experience-rated contractholder liabilities, at fair value	3,769	1.0	0	0	3,769
Equity securities, at fair value	6,841	1.8	1,468	0	8,309
Commercial mortgage and other loans, at book value, net of allowance	54,169	14.2	7,769	263	62,201
Policy loans, at outstanding balance	6,561	1.7	3,315	0	9,876
Other invested assets, net of allowance(1)	16,954	4.5	4,939	1,897	23,790
Short-term investments, net of allowance	8,410	2.2	257	40	8,707
Total general account investments	380,775	100.0%	47,236	17,392	445,403
Invested assets of other entities and operations(2)	4,303		0	0	4,303
Total investments	$385,078		$47,236	$17,392	$449,706

	December 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,078	54.9%	$19,103	$4,837	$230,018
Private, available-for-sale, at fair value	68,759	18.3	9,625	2,795	81,179
Fixed maturities, trading, at fair value	4,068	1.1	647	7,732	12,447
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	1.0	0	0	3,707
Equity securities, at fair value	7,254	1.9	1,642	0	8,896
Commercial mortgage and other loans, at book value, net of allowance	53,987	14.4	7,652	233	61,872
Policy loans, at outstanding balance	6,447	1.7	3,348	0	9,795
Other invested assets, net of allowance(1)	16,781	4.4	4,929	1,867	23,577
Short-term investments, net of allowance	8,493	2.3	520	43	9,056
Total general account investments	375,574	100.0%	47,466	17,507	440,547
Invested assets of other entities and operations(2)	4,233		0	0	4,233
Total investments	$379,807		$47,466	$17,507	$444,780
__________
(1)    Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.
(2)Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third parties and those assets classified as “Separate account assets” on our Unaudited Interim Consolidated Statements of Financial Position. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first three months of 2025 was primarily due to the reinvestment of net investment income, net business inflows and the translation impact of the U.S. dollar weakening against the yen, partially offset by the Prismic Re International transaction. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of March 31, 2025 and December 31, 2024, 41% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2025	December 31, 2024
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$101,157	$102,904
Private, available-for-sale, at fair value	21,770	21,603
Fixed maturities, trading, at fair value	464	461
Assets supporting experience-rated contractholder liabilities, at fair value	3,769	3,707
Equity securities, at fair value	1,684	1,845
Commercial mortgage and other loans, at book value, net of allowance	15,731	16,137
Policy loans, at outstanding balance	2,712	2,608
Other invested assets(1)	7,078	6,588
Short-term investments, net of allowance	2,336	2,324
Total Japanese general account investments	$156,701	$158,177
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2025 was primarily due to the Prismic Re International transaction and an increase in Japan interest rates, partially offset by the translation impact of the U.S. dollar weakening against the yen, the reinvestment of net investment income and net business inflows.

As of March 31, 2025, our Japanese insurance operations had $85.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $77.1 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2024, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $80.5 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $2.9 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2024 was primarily attributable to the Prismic Re International transaction, partially offset by the reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $2.3 billion and $2.5 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2025 and December 31, 2024, respectively. The $0.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2024 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.41%	$2,219	3.18%	$1,094	4.38%	$3,313	$358	$191	$3,862
Assets supporting experience-rated contractholder liabilities	0.00	0	1.30	12	1.30	12	0	0	12
Equity securities	2.09	28	2.14	9	2.10	37	7	0	44
Commercial mortgage and other loans	4.73	449	3.82	151	4.46	600	83	5	688
Policy loans	4.98	48	3.83	25	4.51	73	53	(1)	125
Short-term investments and cash equivalents	5.15	193	3.96	37	4.93	230	12	1	243
Gross investment income	5.19	2,937	3.21	1,328	4.35	4,265	513	196	4,974
Investment expenses	(0.18)	(201)	(0.13)	(82)	(0.16)	(283)	(60)	(1)	(344)
Investment income after investment expenses	5.01%	2,736	3.08%	1,246	4.19%	3,982	453	195	4,630
Other invested assets(3)		143		142		285	40	155	480
Investment results of other entities and operations(4)		20		0		20	0	0	20
Total net investment income		$2,899		$1,388		$4,287	$493	$350	$5,130

	Three Months Ended March 31, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.13%	$2,017	3.01%	$1,051	4.12%	$3,068	$370	$217	$3,655
Assets supporting experience-rated contractholder liabilities	0.00	0	1.24	10	1.24	10	0	0	10
Equity securities	2.85	25	1.14	5	2.32	30	7	0	37
Commercial mortgage and other loans	4.36	363	3.76	164	4.16	527	81	2	610
Policy loans	4.93	47	3.79	25	4.47	72	50	0	122
Short-term investments and cash equivalents	7.08	224	6.14	25	7.00	249	23	4	276
Gross investment income	5.06	2,676	3.10	1,280	4.20	3,956	531	223	4,710
Investment expenses	(0.19)	(182)	(0.12)	(80)	(0.16)	(262)	(76)	(1)	(339)
Investment income after investment expenses	4.87%	2,494	2.98%	1,200	4.04%	3,694	455	222	4,371
Other invested assets(3)		167		134		301	59	64	424
Investment results of other entities and operations(4)		(31)		0		(31)	0	0	(31)
Total net investment income		$2,630		$1,334		$3,964	$514	$286	$4,764
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
(5)The total yield was 4.21% and 4.03% for the three months ended March 31, 2025 and 2024, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $66.8 billion and $66.7 billion for the three months ended March 31, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $2.2 billion and $3.7 billion for the three months ended March 31, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$70	$2
Write-downs on fixed maturities(1)	(98)	(5)
Net gains (losses) on sales and maturities	68	182
Fixed maturity securities(2)	40	179
(Addition to) release of allowance for credit losses on loans	(42)	(42)
Write-downs on mortgage loans	(8)	0
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	(50)	(42)
Derivatives	(279)	(413)
OTTI losses on other invested assets recognized in earnings	(12)	(3)
(Addition to) release of allowance for credit losses on other invested assets	0	(2)
Other net gains (losses)	(5)	40
Other	(17)	35
Subtotal	(306)	(241)
Investment results of other entities and operations(3)	23	(7)
Total — PFI excluding Closed Block Division and Funds Withheld	$(283)	$(248)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$13	$(14)
Write-downs on fixed maturities(1)	(16)	0
Net gains (losses) on sales and maturities	(33)	(88)
Fixed maturity securities(2)	(36)	(102)
(Addition to) release of allowance for credit losses on loans	(17)	(11)
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	(17)	(11)
Derivatives	(20)	(12)
(Addition to) release of allowance for credit losses on other invested assets	0	0
Other net gains (losses)	16	0
Other	16	0
Subtotal — Closed Block Division	$(57)	$(125)
Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(3)	$0
Write-downs on fixed maturities(1)	(5)	0
Net gains (losses) on sales and maturities	(61)	(58)
Fixed maturity securities(2)	(69)	(58)
Commercial mortgage and other loans	0	0
Derivatives(4)	(165)	288
(Addition to) release of allowance for credit losses on other invested assets	0	0
Other net gains (losses)	(156)	(165)
Other(4)	(156)	(165)
Subtotal — Funds Withheld	$(390)	$65
PFI realized investment gains (losses), net	$(730)	$(308)

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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $68 million for the first quarter of 2025 primarily driven by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales in a higher interest rate environment. Net gains on sales and maturities of fixed maturity securities were $182 million for the first quarter of 2024 primarily driven by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $299 million for the first quarter of 2025 primarily included:

•$237 million of losses on product-related hedge positions and embedded derivatives driven by declining equity markets; and
•$166 million of losses on foreign currency hedges driven by USD depreciation versus foreign currencies.

Partially offsetting these losses were:

•$51 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $413 million for the first quarter of 2024 primarily included:

•$568 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$78 million of gains on foreign currency hedges driven by USD appreciation versus foreign currencies; and
•$46 million of gains on credit default swaps due to spreads tightening.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—Retirement Strategies” above.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2025					December 31, 2024
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$44,697	$424	$3,266	$3	$41,852	$43,697	$470	$3,614	$4	$40,549
Consumer non-cyclical	31,155	446	3,146	22	28,433	31,721	420	3,504	33	28,604
Utility	29,741	454	2,765	19	27,411	28,984	421	2,991	18	26,396
Capital goods	19,528	268	1,387	10	18,399	19,444	242	1,561	37	18,088
Consumer cyclical	12,120	197	628	103	11,586	11,955	198	674	81	11,398
Foreign agencies	1,877	26	155	0	1,748	1,838	26	168	0	1,696
Energy	12,425	171	807	16	11,773	12,310	159	894	19	11,556
Communications	6,782	178	543	5	6,412	6,872	169	568	63	6,410
Basic industry	7,846	103	574	1	7,374	7,651	96	619	0	7,128
Transportation	12,243	183	954	0	11,472	11,783	177	1,002	0	10,958
Technology	5,986	79	359	21	5,685	5,554	84	408	14	5,216
Industrial other	4,821	25	859	3	3,984	4,750	30	881	5	3,894
Total corporate securities	189,221	2,554	15,443	203	176,129	186,559	2,492	16,884	274	171,893
Foreign government(2)	65,575	1,134	9,342	0	57,367	62,880	1,828	7,801	0	56,907
Residential mortgage-backed(3)	2,439	16	183	0	2,272	2,468	14	214	0	2,268
Asset-backed	15,001	145	53	1	15,092	14,664	201	40	0	14,825
Commercial mortgage-backed	6,402	35	282	0	6,155	6,185	22	344	0	5,863
U.S. Government	20,579	682	3,998	0	17,263	21,451	584	4,499	0	17,536
State & Municipal	5,584	126	538	0	5,172	5,965	129	549	0	5,545
Total fixed maturities, available-for-sale	$304,801	$4,692	$29,839	$204	$279,450	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both March 31, 2025 and December 31, 2024, based on amortized cost, 90% represent Japanese government bonds held by our Japanese insurance operations. No other individual country represented more than 5% of the balance as of both March 31, 2025 and December 31, 2024.
(3)As of both March 31, 2025 and December 31, 2024, based on amortized cost, 93% were rated A or higher.

The minimal increase in net unrealized losses from December 31, 2024 to March 31, 2025 was primarily due to increases in Japan interest rates, partially offset by the net impact of decreases in U.S. interest rates and credit spreads widening.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	March 31, 2025					December 31, 2024
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$196,620	$3,049	$22,244	$0	$177,425	$195,449	$3,669	$22,081	$0	$177,037
2	89,454	1,359	6,559	1	84,253	87,400	1,287	7,197	0	81,490
Subtotal High or Highest Quality Securities(4)	286,074	4,408	28,803	1	261,678	282,849	4,956	29,278	0	258,527
3	12,341	162	867	0	11,636	11,290	174	856	0	10,608
4	4,343	60	106	1	4,296	3,910	63	131	28	3,814
5	1,469	35	47	36	1,421	1,490	46	46	36	1,454
6	574	27	16	166	419	633	31	20	210	434
Subtotal Other Securities(5) (6)	18,727	284	1,036	203	17,772	17,323	314	1,053	274	16,310
Total fixed maturities, available-for-sale	$304,801	$4,692	$29,839	$204	$279,450	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of March 31, 2025 and December 31, 2024, 968 securities with amortized cost of $6,457 million (fair value, $6,193 million) and 803 securities with amortized cost of $4,147 million (fair value, $3,840 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2025, includes gross unrealized losses of $691 million on public fixed maturities and $345 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2024, includes gross unrealized losses of $625 million on public fixed maturities and $428 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2025, includes $220,878 million of public fixed maturities and $65,196 million of private fixed maturities and, as of December 31, 2024, includes $219,914 million of public fixed maturities and $62,935 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2025, includes $7,127 million of public fixed maturities and $11,600 million of private fixed maturities and, as of December 31, 2024, includes $6,706 million of public fixed maturities and $10,617 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2025, securities considered below investment grade based on low issue composite ratings total $15,556 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	March 31, 2025				December 31, 2024
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,572	$7,603	$5,141	$5,025	$7,548	$7,624	$4,905	$4,735
AA	4,938	4,927	1,253	1,122	4,836	4,863	1,271	1,119
A	1,904	1,920	1	1	1,790	1,795	1	1
BBB	495	500	0	0	363	367	0	0
BB and below	92	142	7	7	127	176	8	8
Total(4)	$15,001	$15,092	$6,402	$6,155	$14,664	$14,825	$6,185	$5,863
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes credit-tranched securities collateralized by loan obligations (“CLOs”), home equity loans, auto loans, education loans and other asset types.
(3)As of both March 31, 2025 and December 31, 2024, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,784	$5,804	$5,811	$5,883
AA	3,779	3,773	3,937	3,970
A	16	16	13	13
BBB	17	17	14	14
BB and below	13	13	11	11
Total(2)(3)	$9,609	$9,623	$9,786	$9,891
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both March 31, 2025 and December 31, 2024.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
Commercial mortgage and agricultural property loans	$53,696	$53,384
Uncollateralized loans	497	595
Residential property loans	19	19
Other collateralized loans	468	457
Total recorded investment gross of allowance(1)	54,680	54,455
Allowance for credit losses	(511)	(468)
Total commercial mortgage and other loans, net	$54,169	$53,987
__________
(1)As a percentage of recorded investment gross of allowance, 98% and 99% of these assets were current as of March 31, 2025 and December 31, 2024, respectively.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,447	34.4%	$18,683	35.0%
South Atlantic	8,986	16.7	8,643	16.2
Middle Atlantic	6,153	11.5	6,192	11.6
East North Central	3,217	6.0	3,090	5.8
West South Central	5,298	9.9	5,428	10.2
Mountain	2,850	5.3	2,845	5.3
New England	1,098	2.0	1,205	2.3
West North Central	642	1.2	520	1.0
East South Central	1,218	2.3	1,122	2.1
Subtotal-U.S.	47,909	89.3	47,728	89.5
Europe	3,730	6.9	3,505	6.5
Mexico	913	1.7	913	1.7
Asia	706	1.3	688	1.3
Other	438	0.8	550	1.0
Total commercial mortgage and agricultural property loans	$53,696	100.0%	$53,384	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	March 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,309	28.5%	$15,314	28.7%
Retail	4,465	8.3	4,547	8.5
Office	6,297	11.7	6,587	12.3
Apartments/Multi-Family	15,705	29.3	15,066	28.2
Agricultural properties	6,526	12.2	6,497	12.2
Hospitality	1,449	2.7	1,603	3.0
Self-Storage(1)	1,812	3.4	1,858	3.5
Health Care Senior Living(1)	1,631	3.0	1,635	3.1
Other(1)	502	0.9	277	0.5
Total commercial mortgage and agricultural property loans	$53,696	100.0%	$53,384	100.0%
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

As of March 31, 2025, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.36 times and a weighted-average loan-to-value ratio of 59%. As of March 31, 2025, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2025, the weighted-average debt service coverage ratio was 1.44 times, and the weighted-average loan-to-value ratio was 59%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.2 billion and $1.8 billion of such loans as of March 31, 2025 and December 31, 2024, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both March 31, 2025 and December 31, 2024, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2025
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,986	$868	$245	$27,099
60%-69.99%	14,558	789	140	15,487
70%-79.99%	5,518	352	290	6,160
80% or greater	2,717	1,165	1,068	4,950
Total commercial mortgage and agricultural property loans	$48,779	$3,174	$1,743	$53,696

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	March 31, 2025
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2025	$1,735	3.2%
2024	7,395	13.8
2023	5,465	10.2
2022	4,479	8.3
2021	6,962	13.0
2020	3,262	6.1
2019	5,548	10.3
2018 & Prior	18,687	34.8
Revolving Loans	163	0.3
Total commercial mortgage and agricultural property loans	$53,696	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
Allowance, beginning of year	$468	$372
Addition to (release of) allowance for credit losses	42	207
Write-downs charged against the allowance	0	(107)
Other	1	(4)
Allowance, end of period	$511	$468

The allowance for credit losses as of March 31, 2025 increased in comparison to December 31, 2024 primarily related to increases in loan-specific reserves in commercial mortgage loans within the retail sector.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$869	$974	$6	$1,837	$903	$1,010	$9	$1,904
Other common stocks	4,558	599	207	4,950	4,728	684	122	5,290
Non-redeemable preferred stocks	38	35	19	54	43	36	19	60
Total equity securities, at fair value	$5,465	$1,608	$232	$6,841	$5,674	$1,730	$150	$7,254

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(160) million and $295 million during the three months ended March 31, 2025 and 2024, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,495	$7,535
Hedge funds	2,335	2,339
Real estate-related	1,577	1,586
Subtotal equity method	11,407	11,460
Fair value:
Private equity	673	728
Hedge funds	1,294	1,308
Real estate-related	426	423
Subtotal fair value	2,393	2,459
Total LPs/LLCs	13,800	13,919
Real estate held through direct ownership(1)	1,418	1,426
Total alternative assets	15,218	15,345
Credit-like instruments(2)	1,070	933
Derivative instruments	(320)	(438)
Other(3)	986	941
Total other invested assets	$16,954	$16,781
The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	March 31, 2025	December 31, 2024
	(in millions)
Total alternative assets	$15,218	$15,345
Less: Divested Businesses(4)	(875)	(799)
Less: Interests held by unaffiliated investors(5)	(1,250)	(1,209)
Total alternative assets of operating businesses	$13,093	$13,337
__________
(1)As of March 31, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $187 million and $185 million, respectively.

(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within Other invested assets.
(3)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(4)As of March 31, 2025 and December 31, 2024, interests held by Divested Businesses include private equity of $557 million and $520 million, hedge funds of $153 million and $117 million, real estate-related of $161 million and $156 million and real estate held through direct ownership of $4 million and $6 million, respectively.
(5)As of March 31, 2025 and December 31, 2024, interests held by unaffiliated investors that have been consolidated into the Statements of Financial Position include real estate held through direct ownership of $767 million and $741 million, hedge funds of $186 million and $177 million and real estate-related of $297 million and $291 million, respectively.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our investment management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our investment management operations that are managed for third parties and those assets classified as “Separate account assets” on our Unaudited Interim Consolidated Statements of Financial Position are not included.

	March 31, 2025	December 31, 2024
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$352	$368
Private, available-for-sale, at fair value	5	5
Fixed maturities, trading, at fair value(1)	84	83
Equity securities, at fair value	411	521
Commercial mortgage and other loans, at book value(2)	493	469
Other invested assets	2,949	2,774
Short-term investments	9	13
Total investments	$4,303	$4,233
__________
(1)As of March 31, 2025 and December 31, 2024, balances include investments in CLOs with fair value of $201 million and $224 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” is primarily related to assets associated with consolidated VIEs for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For additional information regarding these consolidated VIEs, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

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

Other Invested Assets

“Other invested assets” primarily includes assets of our derivative operations used to manage interest rate, foreign currency, credit, and equity exposures.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division and Funds Withheld portfolios. We believe the amounts excluding the Closed Block division and Funds Withheld are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because (1) substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies where the economics inure to those participating policies and not to shareholders of the Company’s Common Stock and (2) the Funds Withheld assets support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk of the Funds Withheld assets ultimately inure to the reinsurer. See Notes 12 and 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our material reinsurance agreements and the Closed Block, respectively.

	As of March 31, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$279,807	$7,971	$28,834	$948	$7,273	$587
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	888	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,769	0	0	0	0	0
Market risk benefit assets	2,139	2,139	0	0	0	0
Fixed maturities, trading	4,705	637	654	41	7,919	1,460
Equity securities	7,252	686	1,468	47	0	0
Commercial mortgage and other loans	494	0	0	0	263	263
Other invested assets(3)	2,678	961	4	4	28	0
Short-term investments	8,269	384	257	76	40	2
Cash equivalents	8,048	1	384	0	247	0
Reinsurance recoverables and deposit receivables	(65)	0	0	0	652	381
Separate account assets	161,140	253	0	0	0	0
Total assets	$478,236	$13,032	$31,601	$1,116	$16,422	$2,693
Market risk benefit liabilities	$5,021	$5,021	$0	$0	$0	$0
Policyholders’ account balances	11,938	11,938	0	0	0	0
Reinsurance and funds withheld payables	(25)	0	0	0	56	0
Other liabilities(3)	5,182	13	0	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	67	67	0	0	0	0
Total liabilities	$22,183	$17,039	$0	$0	$56	$0

	As of December 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$275,210	$6,712	$28,728	$914	$7,632	$551
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	826	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,707	0	0	0	0	0
Market risk benefit assets	2,331	2,331	0	0	0	0
Fixed maturities, trading	4,151	467	647	15	7,732	1,504
Equity securities	7,776	479	1,641	39	0	0
Commercial mortgage and other loans	469	0	0	0	233	233
Other invested assets(3)	2,526	952	2	1	25	0
Short-term investments	8,091	383	460	76	44	2
Cash equivalents	10,144	0	346	0	201	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	924	613
Separate account assets	166,672	232	0	0	0	0
Total assets	$481,002	$11,556	$31,824	$1,045	$16,791	$2,903
Market risk benefit liabilities	$4,455	$4,455	$0	$0	$0	$0
Policyholders’ account balances	12,746	12,746	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	(91)	0
Other liabilities(3)	4,749	1	0	0	2	0
Notes issued by consolidated variable interest entities (“VIEs”)	60	60	0	0	0	0
Total liabilities	$21,983	$17,262	$0	$0	$(89)	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.7%, 3.5%, and 16.4%, respectively, as of March 31, 2025, and 2.4%, 3.3%, and 17.3%, respectively, as of December 31, 2024.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,435 million of public fixed maturities as of March 31, 2025, with values primarily based on indicative broker quotes, and approximately $9,218 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information regarding the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information regarding these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

From the beginning of 2025 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In March, we issued $750 million of senior unsecured notes. We intend to use these proceeds for general corporate purposes, which may include refinancing medium-term notes maturing through 2026.

•In March, we entered into a reinsurance agreement with Prismic Re International, a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by our Japanese insurance subsidiaries. We also made an additional equity investment in Prismic of approximately $100 million to maintain our equity interest at approximately 20 percent. The value of the reinsurance transaction is estimated to be $400 million, which includes a release of capital, ceding commission, taxes, and the net present value of future income, of which a portion was used to fund the equity investment in Prismic, with the remaining amount to be released over time.

•In April, we announced that the Company will redeem, in full, $1.0 billion in aggregate principal amount of 5.375% junior subordinated notes due in 2045.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2025, the Company had $48.7 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2025	December 31, 2024
	(in millions)
Equity(1)	$34,624	$34,583
Junior subordinated debt (including hybrid securities)	7,591	7,588
Other capital debt	6,534	6,237
Total capital	$48,749	$48,408
__________
(1)Amounts attributable to Prudential Financial, excluding AOCI.

We manage PICA, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), The Gibraltar Life Insurance Co., Ltd. (“Gibraltar Life”), and other significant insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

PICA’s RBC ratio as of December 31, 2024, its most recent statutory fiscal year-end and RBC reporting date, was 409%. PICA’s RBC ratio is calculated on a consolidated basis and included Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2024, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	763%
Gibraltar Life consolidated(2)	973%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. The FSA has developed a new market-based alternative to the solvency margin ratio framework called the Economic Solvency Ratio (“ESR”) that will apply to our Japanese insurance subsidiaries. The ESR framework became effective April 1, 2025, with disclosure under the new framework required beginning in 2026. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2024, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025. In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including compliance with applicable laws and any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2025:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2025	$1.35	$486	2.2	$250

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

As of March 31, 2025, Prudential Financial had highly liquid assets with a carrying value totaling $6,470 million, an increase of $206 million from December 31, 2024. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,920 million as of March 31, 2025, an increase of $279 million from December 31, 2024.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$4,641	$4,095
Dividends and/or returns of capital from subsidiaries(1)	606	326
Affiliated (borrowings)/loans - (capital activities)(2)	11	702
Capital contributions to subsidiaries(3)	(16)	(46)
Total Business Capital Activity(4)	601	982
Share repurchases(5)	(246)	(242)
Common Stock dividends(6)	(491)	(483)
Total Share Repurchases, Dividends and Business Disposition Activity	(737)	(725)
Proceeds from the issuance of debt(7)	794	990
Repayments of debt	(2)	(504)
Total Debt Activity	792	486
Net interest expense	(340)	(278)
Affiliated (borrowings)/loans - (operating activities)(8)	(94)	(354)
Tax cash flows(4)	29	10
Other corporate cash flows(4)	(51)	(57)
Share issuances for employee stock purchases and other(4)	79	89
Total Other Activity	(377)	(590)
Net increase/(decrease) in highly liquid assets	279	153
Highly Liquid Assets, end of period	$4,920	$4,248
__________
(1)2025 includes $500 million from Individual Life insurance captives, $53 million from international insurance subsidiaries and $53 million from PGIM subsidiaries. 2024 includes $250 million from PICA, $60 million from international subsidiaries and $16 million from PGIM subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2025 includes $11 million from captive reinsurance subsidiaries. 2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries.
(3)2025 includes capital contributions of $10 million to other subsidiaries and $6 million to PICA. 2024 includes capital contributions of $39 million to international insurance subsidiaries and $7 million to other subsidiaries.
(4)2025 “Total Business Capital Activity” includes segment inflows of $508 million from U.S. Businesses, $137 million from PGIM, $117 million from International Businesses, and outflows of $161 million to Corporate and Other operations. 2024 “Total Business Capital Activity” includes segment inflows of $585 million from International Businesses, $400 million from U.S. Businesses, $125 million from PGIM, and outflows of $128 million to Corporate and Other operations. In addition, Corporate and Other operations had net inflows of $57 million and $42 million in 2025 and 2024, respectively, from “Tax cash flows,” “Other corporate cash flows,” and “Share issuances for employee stock purchases and other,” as shown within this table.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)2025 includes $50 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2025, Prudential Financial did not receive dividends from its domestic insurance subsidiaries. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the first quarter of 2025, Prudential Financial received a return of capital of $500 million from a holding company funded by a domestic captive insurance subsidiary.

International insurance subsidiaries. During the first three months of 2025, Prudential Financial received dividends of $53 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2025, Prudential Financial received dividends of $53 million from PGIM subsidiaries.

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

See Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for information regarding specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2025
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$5.5	$0.8	$2.6	$8.9	$12.5
Fixed maturity investments(2):
High or highest quality	119.8	26.2	40.5	186.5	180.3
Other than high or highest quality	8.1	2.3	2.8	13.2	12.1
Subtotal	127.9	28.5	43.3	199.7	192.4
Public equity securities, at fair value	0.9	1.5	2.4	4.8	5.4
Total	$134.3	$30.8	$48.3	$213.4	$210.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2025
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$1.0	$4.7	$2.8	$8.5	$7.4
Fixed maturity investments(3):
High or highest quality(4)	27.3	50.5	22.0	99.8	102.6
Other than high or highest quality	0.4	0.5	3.1	4.0	3.6
Subtotal	27.7	51.0	25.1	103.8	106.2
Public equity securities	3.1	0.7	0.4	4.2	4.2
Total	$31.8	$56.4	$28.3	$116.5	$117.8
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2025, $63.3 billion, or 63%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with Individual Retirement Strategies

For the portion of our Individual Retirement Strategies’ ALM strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Retirement Strategies’ risk management strategy, see “—Results of Operations by Segment—Retirement Strategies.” This portion of our Individual Retirement Strategies’ ALM strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

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

	Three Months Ended March 31,
Cash Settlements Received (Paid):	2025	2024
	(in millions)
Internal Hedges(1)	$109	$137
External Hedges(2)	46	(86)
Total Cash Settlements	$155	$51

Assets (Liabilities):	March 31, 2025	December 31, 2024
	(in millions)
Internal Hedges(1)	$719	$968
External Hedges(3)	275	341
Total Assets (Liabilities)(4)	$994	$1,309
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $3 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and $(4) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar for the three months ended March 31, 2025 and 2024, respectively.
(3)Includes non-yen related assets (liabilities) of $30 million, primarily denominated in Brazilian real, Australian dollar and Chilean Peso as of March 31, 2025 and $91 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2024.
(4)As of March 31, 2025, approximately $427 million, $180 million, $135 million and $252 million of the net market values are scheduled to settle in 2025, 2026, 2027, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

There have been no material changes to the liquidity position of our PGIM operations since December 31, 2024.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, a funding agreement facility with Farmer Mac, commercial paper programs and contingent financing facilities in the form of facility agreements. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	March 31, 2025			December 31, 2024
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,381	$2,168	$7,549	$4,779	$2,017	$6,796
Cash collateral for loaned securities	8,512	995	9,507	8,315	1,306	9,621
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$13,893	$3,163	$17,056	$13,094	$3,323	$16,417
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$13,231	$3,106	$16,337	$12,325	$3,220	$15,545
Weighted average maturity, in days(3)	5	2		5	4
__________
(1)The daily average outstanding balance for the three months ended March 31, 2025 was $13,743 million for PFI excluding the Closed Block division, and $3,335 million for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of March 31, 2025, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $97.9 billion, of which $16.7 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2025, we believe approximately $13.3 billion of the remaining eligible assets are readily lendable, including approximately $10.7 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.6 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2025, total short-term and long-term debt of the Company on a consolidated basis was $20.9 billion, an increase of $0.8 billion from December 31, 2024. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2025			December 31, 2024
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$500	$525	$25	$496	$521
Current portion of long-term debt	499	347	846	0	347	347
Subtotal	524	847	1,371	25	843	868
General obligation long-term debt:
Senior debt	10,541	0	10,541	10,245		10,245
Junior subordinated debt	8,550	41	8,591	8,548	39	8,587
Surplus notes(1)	0	0	0	0	0	0
Subtotal	19,091	41	19,132	18,793	39	18,832
Total general obligations	19,615	888	20,503	18,818	882	19,700
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0		0
Current portion of long-term debt	0	35	35	0	85	85
Long-term debt	0	408	408	0	355	355
Total limited and non-recourse borrowings	0	443	443	0	440	440
Total borrowings	$19,615	$1,331	$20,946	$18,818	$1,322	$20,140
__________
(1)Amounts are net of assets under set-off arrangements of $15,044 million and $14,748 million as of March 31, 2025 and December 31, 2024, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $188 million and $185 million as of March 31, 2025 and December 31, 2024, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both March 31, 2025 and December 31, 2024.

As of March 31, 2025, and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Prudential Financial’s consolidated borrowings increased $0.8 billion from December 31, 2024. In March 2025, the Company issued $750 million in aggregate principal amount of 5.20% medium-term notes due in March 2035.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both March 31, 2025 and December 31,2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, we also had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of March 31, 2025, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2024, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2025, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2025 through January 31, 2025	707,994	$119.04	699,882
February 1, 2025 through February 28, 2025	1,517,761	$113.47	740,316
March 1, 2025 through March 31, 2025	761,202	$110.36	755,607
Total	2,986,957		2,195,805	$750,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In December 2024, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025.

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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PLNJ	Pruco Life Insurance Company of New Jersey
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PGIMW	PGIM Wadhwani LLP	Prudential Insurance/PICA	The Prudential Insurance Company of America
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Allstate	The Allstate Corporation	Morningstar	Morningstar, Inc.
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Board	Prudential Financial's Board of Directors	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Prismic	Prismic Life Holding Company LP
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Prismic Re	Prismic Life Reinsurance, Ltd.
Empower Annuity Insurance Company of America	Formerly known as Great-West	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Empower Life & Annuity Insurance Company of New York	Formerly known as Great-West Life & Annuity Insurance Company of New York	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses
AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (former subsidiaries of American International Group, Inc., or AIG), collectively

Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Generally accepted accounting principles in the United States of America
Hartford Financial	Hartford Financial Services Group, Inc.	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Moody's	Moody's Investors Service, Inc.	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited

Acronyms

ACL	Allowance for Credit Losses	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AIR	Additional Insurance Reserves	MRBs	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairments
CLO	Collateralized Loan Obligations	PALAC	Prudential Annuities Life Assurance Corporation
CODM	Chief Operating Decision Maker	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	PHJ	Prudential Holdings of Japan, Inc.
DOL	U.S. Department of Labor	POA	Prudential of Argentina
DPL	Deferred Profit Liability	POT	The Prudential Life Insurance Company of Taiwan Inc.
DSI	Deferred Sales Inducements	PRIAC	Prudential Retirement Insurance and Annuity Company
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PTE	Prohibited Transaction Class Exemptions
ESR	Economic Solvency Ratio	RAF	Risk Appetite Framework
FANIP	Funding Agreement Notes Issuance Program	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FHLBNY	Federal Home Loan Bank of New York	SOFR	Secured Overnight Financing Rate
FLIAC	Fortitude Life Insurance and Annuity Company	SVO	Securities Valuation Office
FSA	Financial Services Agency (an agency of the Japanese government)	TBA	To-Be-Announced
GICs	Guaranteed Investment Contracts	TDR	Troubled Debt Restructuring
GILTI	Global Intangible Low-Taxed Income	U.S.	The United States of America
GMDB	Guaranteed Minimum Death Benefits	URR	Unearned Revenue Reserve
GMIB	Guaranteed Minimum Income Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 1, 2025