Form 10-Q
period 2025-06-30
PRUDENTIAL FINANCIAL INC
filed 2025-07-31
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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

As of July 28, 2025, 352 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2025 and December 31, 2024 (in millions, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025-$224; 2024-$331) (amortized cost: 2025-$356,073; 2024-$341,004)(1)	$328,302	$311,570
Fixed maturities, trading, at fair value (amortized cost: 2025-$14,696; 2024-$13,631)(1)	14,020	12,530
Assets supporting experience-rated contractholder liabilities, at fair value	4,282	3,707
Equity securities, at fair value (cost: 2025-$4,954; 2024-$7,043)(1)	7,434	9,417
Commercial mortgage and other loans (net of $554 and $574 allowance for credit losses; includes $726 and $702 of loans measured at fair value under the fair value option at June 30, 2025 and December 31, 2024, respectively)(1)	62,966	62,341
Policy loans	9,946	9,795
Other invested assets (net of $2 and $2 allowance for credit losses; includes $7,934 and $7,574 of assets measured at fair value at June 30, 2025 and December 31, 2024, respectively)(1)	27,256	26,351
Short-term investments (net of allowance for credit losses: 2025-$0; 2024-$0)	6,375	9,069
Total investments	460,581	444,780
Cash and cash equivalents(1)	16,638	18,497
Accrued investment income(1)	3,560	3,441
Deferred policy acquisition costs	21,222	20,448
Value of business acquired	450	435
Market risk benefit assets	2,188	2,331
Reinsurance recoverables and deposit receivables (net of $13 and $12 allowance for credit losses; includes $634 and $849 of embedded derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)(2)	44,152	37,680
Income tax assets	839	866
Other assets (net of $1 and $2 allowance for credit losses; includes $0 and $0 of assets at fair value at June 30, 2025 and December 31, 2024, respectively)(1)(2)	14,561	13,737
Separate account assets	194,761	193,372
TOTAL ASSETS	$758,952	$735,587
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$270,133	$268,912
Policyholders’ account balances	180,931	166,254
Market risk benefit liabilities	4,859	4,455
Policyholders’ dividends	957	718
Securities sold under agreements to repurchase	8,205	6,796
Cash collateral for loaned securities	9,167	9,621
Reinsurance and funds withheld payables (includes $27 and $(118) of embedded derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)(2)	17,126	17,084
Short-term debt	1,373	953
Long-term debt	18,651	19,187
Other liabilities (includes $15 and $14 allowance for credit losses and $6,350 and $4,751 of derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)(1)	17,915	16,679
Notes issued by consolidated variable interest entities (includes $195 and $60 measured at fair value under the fair value option at June 30, 2025 and December 31, 2024, respectively)(1)	1,758	1,430
Separate account liabilities	194,761	193,372
Total liabilities	725,836	705,461
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,213	1,939
Total mezzanine equity	2,213	1,939
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2025 and December 31, 2024)	6	6
Additional paid-in capital	25,927	25,901
Common Stock held in treasury, at cost (314,362,248 and 311,738,187 shares at June 30, 2025 and December 31, 2024, respectively)	(24,886)	(24,511)
Accumulated other comprehensive income (loss)(2)	(3,921)	(6,711)
Retained earnings	33,456	33,187
Total Prudential Financial, Inc. equity	30,582	27,872
Noncontrolling interests	321	315
Total equity	30,903	28,187
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$758,952	$735,587
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2025 and 2024 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $97, $(14), $98 and $(9) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, respectively)(1)	$6,982	$7,820	$13,982	$23,357
Policy charges and fee income	1,249	1,085	2,406	2,141
Net investment income	5,226	4,849	10,356	9,613
Asset management and service fees(1)	982	1,001	1,966	2,000
Other income (loss)(1)	1,412	591	1,692	1,929
Realized investment gains (losses), net(1)	(1,699)	(166)	(2,429)	(474)
Change in value of market risk benefits, net of related hedging gains (losses)	(426)	(297)	(777)	(174)
Total revenues	13,726	14,883	27,196	38,392
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	8,181	8,864	16,321	25,458
Change in estimates of liability for future policy benefits(1)	(175)	(176)	(225)	(193)
Interest credited to policyholders’ account balances	1,138	1,102	1,963	2,385
Dividends to policyholders	259	176	404	466
Amortization of deferred policy acquisition costs(1)	407	375	814	750
General and administrative expenses(1)	3,176	3,127	6,259	6,721
Total benefits and expenses	12,986	13,468	25,536	35,587
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	740	1,415	1,660	2,805
Total income tax expense (benefit)	195	264	402	553
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	545	1,151	1,258	2,252
Equity in earnings of joint ventures and other operating entities, net of taxes	21	20	50	70
NET INCOME (LOSS)	566	1,171	1,308	2,322
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	33	(27)	68	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$533	$1,198	$1,240	$2,336
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.49	$3.30	$3.46	$6.43
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.48	$3.28	$3.44	$6.40
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2025 and 2024 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$566	$1,171	$1,308	$2,322
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	400	(353)	786	(847)
Net unrealized investment gains (losses)	(1,394)	(5,343)	(1,621)	(10,117)
Interest rate remeasurement of future policy benefits(1)	1,947	6,138	3,983	10,351
Gain (loss) from changes in non-performance risk on market risk benefits	5	56	172	(196)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	5	12	8	25
Total	963	510	3,328	(784)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	143	293	538	156
Other comprehensive income (loss), net of taxes	820	217	2,790	(940)
Comprehensive income (loss)	1,386	1,388	4,098	1,382
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	33	(27)	68	(14)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,353	$1,415	$4,030	$1,396
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2025 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(21)	(21)
Consolidations (deconsolidations) of noncontrolling interests							13	13
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716
Other comprehensive income (loss), net of tax					1,970	1,970	0	1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686
Balance, March 31, 2025	6	25,871	33,408	(24,661)	(4,741)	29,883	320	30,203
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							1	1
Distributions to noncontrolling interests							(10)	(10)
Consolidations (deconsolidations) of noncontrolling interests							21	21
Stock-based compensation programs		56		27		83		83
Dividends declared on Common Stock			(485)			(485)		(485)
Comprehensive income:
Net income (loss)			533			533	(11)	522
Other comprehensive income (loss), net of tax					820	820	0	820
Total comprehensive income (loss)			533		820	1,353	(11)	1,342
Balance, June 30, 2025	$6	$25,927	$33,456	$(24,886)	$(3,921)	$30,582	$321	$30,903

Unaudited Interim Consolidated Statements of Equity—Continued
Three and Six Months Ended June 30, 2024 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests(1)	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$290	$28,110
Common Stock acquired				(250)		(250)		(250)
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	1	1,139
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	1	(18)
Balance, March 31, 2024	6	25,741	33,014	(23,891)	(7,661)	27,209	289	27,498
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		61		55		116		116
Dividends declared on Common Stock			(475)			(475)		(475)
Comprehensive income:
Net income (loss)			1,198			1,198	8	1,206
Other comprehensive income (loss), net of tax					217	217	0	217
Total comprehensive income (loss)			1,198		217	1,415	8	1,423
Balance, June 30, 2024	$6	$25,802	$33,737	$(24,088)	$(7,444)	$28,013	$280	$28,293
__________
(1)Prior period amounts have been revised to conform to current period presentation.
.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (in millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,308	$2,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	2,429	474
Change in value of market risk benefits, net of related hedging (gains) losses	777	174
Policy charges and fee income	(1,009)	(1,128)
Interest credited to policyholders’ account balances	1,963	2,385
Depreciation and amortization	321	371
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	38	(494)
Change in:
Deferred policy acquisition costs(1)	(657)	(514)
Future policy benefits and other insurance liabilities	89	3,651
Reinsurance related-balances(1)(2)	(1,253)	(789)
Income taxes	(635)	16
Derivatives, net	(1,590)	574
Other, net(1)(2)	(3,125)	(1,967)
Cash flows from (used in) operating activities	(1,344)	5,075
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	20,299	24,901
Fixed maturities, trading	1,445	1,898
Assets supporting experience-rated contractholder liabilities	733	744
Equity securities	4,621	3,092
Commercial mortgage and other loans	3,662	2,688
Policy loans	956	1,030
Other invested assets	1,519	808
Short-term investments	13,632	15,943
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(34,918)	(36,737)
Fixed maturities, trading	(2,693)	(3,033)
Assets supporting experience-rated contractholder liabilities	(1,024)	(840)
Equity securities	(2,470)	(1,779)
Commercial mortgage and other loans	(3,809)	(3,888)
Policy loans	(789)	(770)
Other invested assets	(1,586)	(1,902)
Short-term investments	(10,910)	(17,264)
Derivatives, net	113	(515)
Other, net(1)	(74)	40
Cash flows from (used in) investing activities	(11,293)	(15,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	19,940	17,531
Policyholders’ account withdrawals	(9,446)	(9,489)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	955	1,445
Cash dividends paid on Common Stock	(972)	(955)
Net change in financing arrangements (maturities 90 days or less)	156	(496)
Common Stock acquired	(496)	(493)
Common Stock reissued for exercise of stock options	57	93
Proceeds from the issuance of debt (maturities longer than 90 days)	910	1,158
Repayments of debt (maturities longer than 90 days)	(1,194)	(750)
Proceeds from notes issued by consolidated VIEs	192	182
Repayments of notes issued by consolidated VIEs	0	(1)
Other, net(1)	546	320
Cash flows from (used in) financing activities	10,648	8,545
Effect of foreign exchange rate changes on cash balances	170	(368)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(1,819)	(2,332)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	18,520	19,463
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$16,701	$17,131

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (in millions)

	Six Months Ended June 30,
	2025	2024
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$176	$212
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$0	$5,802
Liabilities assumed	0	9,990
Net cash received	$0	$4,188
Somerset Re reinsurance transaction(3):
Reinsurance recoverables under modified coinsurance, net	$0	$(578)
Unwind of Deferred policy acquisition costs ceded	0	284
Deferred reinsurance gain	0	363
Net cash received (paid)	$0	$69
Prismic Re International reinsurance transaction(3):
Net assets transferred, excluding Cash and cash equivalents	$6,069	$0
Deposit assets established for Policyholders’ account balances ceded	(6,366)	0
Unwind of Deferred policy acquisition costs ceded	219	0
Net cash received (paid)	$(78)	$0
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$16,638	$17,111
Restricted cash and restricted cash equivalents (included in “Other assets”)	63	20
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$16,701	$17,131
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

The most significant estimates include those used in determining future policy benefits; policyholders’ account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits (“MRBs”); the measurement of goodwill and any related impairment; the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); pension and other postretirement benefits; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Out of Period Adjustments

In the first quarter of 2025, the Company recorded out of period adjustments resulting in a net charge of $150 million to “Income (loss) from operations before income taxes and equity in earnings of joint ventures and other operating entities” for the first quarter of 2025. The adjustments included an overstatement of “Reinsurance recoverables and deposit receivables” and an understatement of “Deferred policy acquisition costs.”

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

Revision of Previously Issued Financial Statements

The Company reclassified certain amounts in prior periods to conform to the current period presentation and recorded other adjustments, including the following:

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $47 million and $81 million for the three and six months ended June 30, 2024, respectively. See Note 19 for additional information regarding adjusted operating income.

As also previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company corrected the prior period presentation for certain noncontrolling interests, primarily related to consolidated PGIM-managed funds, that contain redemption features that are at the option of the holder and outside of the Company’s control. These noncontrolling interests were previously reported within “Noncontrolling interests” and are now correctly presented as “Mezzanine equity” and totaled $1,372 million as of March 31, 2024 and $1,267 million as of June 30, 2024 within the Unaudited Interim Consolidated Statement of Equity.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASUs issued but not yet adopted as of June 30, 2025

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,626	$665	$4,921	$0	$20,370
Obligations of U.S. states and their political subdivisions	6,059	129	675	0	5,513
Foreign government securities	68,556	1,219	11,086	0	58,689
U.S. public corporate securities	112,147	1,575	10,524	12	103,186
U.S. private corporate securities(1)	47,182	874	2,303	70	45,683
Foreign public corporate securities	24,927	373	1,303	9	23,988
Foreign private corporate securities	40,352	1,498	2,673	132	39,045
Asset-backed securities(2)	18,230	171	69	1	18,331
Commercial mortgage-backed securities	9,918	67	404	0	9,581
Residential mortgage-backed securities(3)	4,076	25	185	0	3,916
Total fixed maturities, available-for-sale(1)	$356,073	$6,596	$34,143	$224	$328,302
__________
(1)Excludes notes with amortized cost of $15,220 million (fair value, $15,220 million), which have been offset with the associated debt under a netting agreement.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,174	$213	$9,803	$4,708	$14,977	$4,921
Obligations of U.S. states and their political subdivisions	1,157	69	3,190	606	4,347	675
Foreign government securities	8,501	521	22,882	10,565	31,383	11,086
U.S. public corporate securities	20,645	856	47,399	9,658	68,044	10,514
U.S. private corporate securities	4,879	99	24,281	2,204	29,160	2,303
Foreign public corporate securities	4,519	129	7,894	1,173	12,413	1,302
Foreign private corporate securities	1,368	24	17,248	2,648	18,616	2,672
Asset-backed securities	2,538	36	732	32	3,270	68
Commercial mortgage-backed securities	282	1	6,123	403	6,405	404
Residential mortgage-backed securities	201	2	1,351	183	1,552	185
Total fixed maturities, available-for-sale	$49,264	$1,950	$140,903	$32,180	$190,167	$34,130

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667	$334	$10,161	$4,771	$16,828	$5,105
Obligations of U.S. states and their political subdivisions	1,592	53	3,288	565	4,880	618
Foreign government securities	8,280	349	20,780	7,532	29,060	7,881
U.S. public corporate securities	25,420	1,036	48,152	10,485	73,572	11,521
U.S. private corporate securities	7,581	183	24,846	2,743	32,427	2,926
Foreign public corporate securities	5,751	170	8,084	1,246	13,835	1,416
Foreign private corporate securities	8,702	282	18,862	4,010	27,564	4,292
Asset-backed securities	1,488	11	1,015	48	2,503	59
Commercial mortgage-backed securities	1,092	8	6,432	539	7,524	547
Residential mortgage-backed securities	361	4	1,377	219	1,738	223
Total fixed maturities, available-for-sale	$66,934	$2,430	$142,997	$32,158	$209,931	$34,588

As of June 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $33,123 million and $33,437 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,007 million and $1,151 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2025, the $32,180 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2024, the $32,158 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2025. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2025
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$16,168	$16,105
Due after one year through five years	66,688	67,355
Due after five years through ten years	59,892	60,018
Due after ten years(1)	181,101	152,996
Asset-backed securities	18,230	18,331
Commercial mortgage-backed securities	9,918	9,581
Residential mortgage-backed securities	4,076	3,916
Total	$356,073	$328,302
__________
(1)Excludes notes with amortized cost of $15,220 million (fair value, $15,220 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,191	$8,323	$9,103	$14,074
Proceeds from maturities/prepayments	5,252	6,147	11,013	11,080
Gross investment gains from sales and maturities	126	201	408	595
Gross investment losses from sales and maturities	(233)	(910)	(540)	(1,270)
Write-downs recognized in earnings(2)	(57)	(4)	(176)	(9)
(Addition to) release of allowance for credit losses	27	(22)	107	(33)
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $183 million and $(253) million for the six months ended June 30, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$250	$1	$0	$0	$251
Additions to allowance for credit losses not previously recorded	0	0	1	0	0	0	1
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Additions (reductions) on securities with previous allowance	0	0	28	0	0	0	28
Write-downs charged against the allowance	0	0	(50)	0	0	0	(50)
Balance, end of period	$0	$0	$223	$1	$0	$0	$224

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$31	$139	$1	$0	$0	$171
Additions to allowance for credit losses not previously recorded	0	0	13	0	0	0	13
Reductions for securities sold during the period	0	(30)	(8)	0	0	0	(38)
Additions (reductions) on securities with previous allowance	0	(1)	24	0	0	0	23
Balance, end of period	$0	$0	$168	$1	$0	$0	$169

	Six Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	17	1	0	0	18
Reductions for securities sold during the period	0	0	(12)	0	0	0	(12)
Additions (reductions) on securities with previous allowance	0	0	31	0	0	0	31
Write-downs charged against the allowance	0	0	(144)	0	0	0	(144)
Balance, end of period	$0	$0	$223	$1	$0	$0	$224

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	59	0	0	0	59
Reductions for securities sold during the period	0	(30)	(20)	0	0	0	(50)
Additions (reductions) on securities with previous allowance	0	(23)	24	(1)	0	0	0
Balance, end of period	$0	$0	$168	$1	$0	$0	$169

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to settlements and security restructures within the consumer cyclical and consumer non-cyclical sectors within corporate securities, partially offset by net additions within the technology sector within corporate securities primarily due to adverse projected cash flows. For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release within foreign government securities, partially offset by net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows.

For the six months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to security restructures and settlements within the communications, capital goods, and consumer non-cyclical sectors within corporate securities, partially offset by net additions within the technology sector within corporate securities primarily due to adverse projected cash flows. For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical and communications sectors within corporate securities due to adverse projected cash flows, partially offset by a net release within foreign government securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$69	$67	$68	$67
Foreign government securities	642	635	544	539
Obligations of U.S. government authorities and agencies and obligations of U.S. states	239	236	207	220
Total fixed maturities(1)	950	938	819	826
Equity securities	2,162	3,344	1,763	2,881
Total assets supporting experience-rated contractholder liabilities(2)	$3,112	$4,282	$2,582	$3,707
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings as of both June 30, 2025 and December 31, 2024.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both June 30, 2025 and December 31, 2024.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $253 million and $74 million during the three months ended June 30, 2025 and 2024, respectively, and $54 million and $373 million during the six months ended June 30, 2025 and 2024, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $229 million and $(146) million during the three months ended June 30, 2025 and 2024, respectively, and $416 million and $(327) million during the six months ended June 30, 2025 and 2024, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $374 million and $212 million during the three months ended June 30, 2025 and 2024, respectively, and $145 million and $643 million during the six months ended June 30, 2025 and 2024, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,678	$51,434	$56,457	$51,177
Fixed maturities, trading	19	19	18	18
Assets supporting experience-rated contractholder liabilities	562	548	472	462
Total	$61,259	$52,001	$56,947	$51,657

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$3,568	$3,125	$2,753	$2,251
Fixed maturities, trading	74	71	44	40
Short-term investments	2	2	2	2
Cash equivalents	109	109	228	228
Total	$3,753	$3,307	$3,027	$2,521

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$7,065	11.3%	$7,867	12.7%
Retail	5,441	8.7	5,552	9.0
Apartments/Multi-Family	18,729	29.9	17,522	28.3
Industrial	17,293	27.5	16,900	27.3
Hospitality	1,668	2.7	1,831	3.0
Self-Storage(1)	2,276	3.6	2,194	3.5
Health Care Senior Living(1)	1,858	3.0	1,858	3.0
Other(1)	565	0.9	334	0.6
Total commercial mortgage loans	54,895	87.6	54,058	87.4
Agricultural property loans	7,762	12.4	7,775	12.6
Total commercial mortgage and agricultural property loans	62,657	100.0%	61,833	100.0%
Allowance for credit losses	(508)		(528)
Total net commercial mortgage and agricultural property loans	62,149		61,305
Other loans:
Uncollateralized loans	368		595
Residential property loans	18		19
Other collateralized loans	477		468
Total other loans	863		1,082
Allowance for credit losses	(46)		(46)
Total net other loans	817		1,036
Total net commercial mortgage and other loans(2)	$62,966		$62,341
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of June 30, 2025 and December 31, 2024, the net carrying value of these loans was $726 million and $702 million, respectively.

As of June 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Texas (6%) and Florida (5%) and included loans secured by properties in Europe (6%), Mexico (2%), Japan (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended June 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$460	$123	$0	$34	$15	$632
Addition to (release of) allowance for expected losses	(11)	85	0	(2)	(1)	71
Write-downs charged against the allowance	0	(150)	0	0	0	(150)
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$450	$58	$0	$32	$14	$554

	Three Months Ended June 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$492	$21	$0	$0	$1	$514
Addition to (release of) allowance for expected losses	0	3	0	33	17	53
Change in foreign exchange	(3)	0	0	0	0	(3)
Allowance, end of period	$489	$24	$0	$33	$18	$564

	Six Months Ended June 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	42	87	0	0	0	129
Write-downs charged against the allowance	0	(150)	0	0	0	(150)
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$450	$58	$0	$32	$14	$554

	Six Months Ended June 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	47	8	0	33	17	105
Change in foreign exchange	(1)	0	0	0	0	(1)
Allowance, end of period	$489	$24	$0	$33	$18	$564

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to a write-down against a loan-specific reserve within agricultural property loans. For the three months ended June 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to the establishment of general reserves for both the collateralized and uncollateralized loan portfolios.

For the six months ended June 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to a write-down against a loan-specific reserve within agricultural property loans, partially offset by an increase in loan-specific reserves within the retail sector. For the six months ended June 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to the establishment of general reserves for new loan pools within both the collateralized and uncollateralized loan portfolios and increases in loan-specific reserves within the office sector.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,541	$2,093	$2,093	$885	$2,215	$17,825	$65	$26,717
60%-69.99%	1,773	4,153	1,590	1,453	2,072	5,218	0	16,259
70%-79.99%	266	894	1,442	873	1,258	2,074	0	6,807
80% or greater	12	272	136	259	255	4,178	0	5,112
Total	$3,592	$7,412	$5,261	$3,470	$5,800	$29,295	$65	$54,895
Debt Service Coverage Ratio:
Greater than 1.2x	$3,486	$6,485	$4,569	$3,182	$5,700	$26,331	$0	$49,753
1.0 - 1.2x	106	738	542	257	42	1,316	65	3,066
Less than 1.0x	0	189	150	31	58	1,648	0	2,076
Total	$3,592	$7,412	$5,261	$3,470	$5,800	$29,295	$65	$54,895
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$220	$658	$297	$901	$1,993	$2,048	$131	$6,248
60%-69.99%	21	111	360	89	10	86	0	677
70%-79.99%	60	0	0	0	6	14	0	80
80% or greater	3	0	199	413	0	101	41	757
Total	$304	$769	$856	$1,403	$2,009	$2,249	$172	$7,762
Debt Service Coverage Ratio:
Greater than 1.2x	$304	$713	$826	$894	$1,953	$1,909	$131	$6,730
1.0 - 1.2x	0	52	25	451	42	203	41	814
Less than 1.0x	0	4	5	58	14	137	0	218
Total	$304	$769	$856	$1,403	$2,009	$2,249	$172	$7,762

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

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans(1)	$0	$0	0.0%	$178	$0	0.3%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans(1)	$0	$0	0.0%	$337	$0	0.6%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

For the three and six months ended June 30, 2024, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both June 30, 2025 and December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,680	$0	$0	$215	$215	$54,895	$251
Agricultural property loans	6,970	0	0	792	792	7,762	830
Residential property loans	18	0	0	0	0	18	0
Other collateralized loans	477	0	0	0	0	477	0
Uncollateralized loans	368	0	0	0	0	368	25
Total	$62,513	$0	$0	$1,007	$1,007	$63,520	$1,106
__________
(1)As of June 30, 2025, there were no loans in this category accruing interest.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Loans on non-accrual status recognized interest of $1 million and less than $1 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and less than $1 million for the six months ended June 30, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $423 million and $207 million as of June 30, 2025 and December 31, 2024, respectively.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$11,000	$10,615
Hedge funds	3,079	3,143
Real estate-related	2,760	2,661
Subtotal equity method	16,839	16,419
Fair value:
Private equity	957	1,076
Hedge funds	2,073	2,080
Real estate-related	890	951
Subtotal fair value	3,920	4,107
Total LPs/LLCs	20,759	20,526
Real estate held through direct ownership(1)	1,796	1,743
Total alternative assets	22,555	22,269
Credit-like instruments(2)	1,279	933
Derivative instruments	1,780	1,597
Other(3)	1,642	1,552
Total other invested assets	$27,256	$26,351
_________
(1)As of June 30, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $192 million and $185 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.”
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
Fixed maturities	$3,025	$2,892
Equity securities	9	8
Commercial mortgage and other loans	224	228
Policy loans	246	236
Other invested assets	11	12
Short-term investments and cash equivalents	45	65
Total accrued investment income	$3,560	$3,441

Write-downs on accrued investment income were less than $1 million for both the three months ended June 30, 2025 and 2024, and $1 million and less than $1 million for the six months ended June 30, 2025 and 2024, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities, available-for-sale(1)	$3,885	$3,703	$7,658	$7,295
Fixed maturities, trading	177	130	344	246
Assets supporting experience-rated contractholder liabilities	14	13	28	27
Equity securities	49	61	93	99
Commercial mortgage and other loans	691	642	1,383	1,253
Policy loans	123	119	247	241
Other invested assets	418	246	814	567
Short-term investments and cash equivalents	230	284	497	582
Gross investment income	5,587	5,198	11,064	10,310
Less: investment expenses	(361)	(349)	(708)	(697)
Net investment income	$5,226	$4,849	$10,356	$9,613
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities(1)	$(137)	$(735)	$(201)	$(717)
Commercial mortgage and other loans	(66)	(44)	(124)	(95)
Investment real estate	(1)	(8)	(11)	(6)
LPs/LLCs	6	4	5	23
Derivatives(2)	(1,345)	723	(1,794)	575
Ceded income (loss) on modified coinsurance assets(2)(3)	(156)	(110)	(319)	(259)
Other(2)	0	4	15	5
Realized investment gains (losses), net	$(1,699)	$(166)	$(2,429)	$(474)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$3	$6
Fixed maturity securities, available-for-sale without an allowance	(27,550)	(29,109)
Derivatives designated as cash flow hedges(1)	(597)	1,780
Derivatives designated as fair value hedges(1)	(168)	(64)
Other investments(2)	156	106
Net unrealized gains (losses) on investments	$(28,156)	$(27,281)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025				December 31, 2024
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,715	$0	$0	$7,715	$6,450	$0	$0	$6,450
U.S. public corporate securities	0	470	0	470	0	327	0	327
Foreign public corporate securities	0	20	0	20	0	19	0	19
Commercial mortgage-backed securities	0	0	0	0	0	0	0	0
Total securities sold under agreements to repurchase	$7,715	$490	$0	$8,205	$6,450	$346	$0	$6,796

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$1	$0	$1
Obligations of U.S. states and their political subdivisions	38	0	38	46	0	46
Foreign government securities	222	0	222	122	6	128
U.S. public corporate securities	7,133	318	7,451	7,506	403	7,909
Foreign public corporate securities	1,118	65	1,183	1,181	118	1,299
Equity securities	273	0	273	238	0	238
Total cash collateral for loaned securities(1)	$8,784	$383	$9,167	$9,094	$527	$9,621
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in millions)
Fixed maturities, available-for-sale	$1,623	$1,250	$757	$716
Fixed maturities, trading	161	166	0	0
Equity securities	68	80	0	0
Commercial mortgage and other loans	722	681	403	490
Other invested assets	7,234	6,379	485	500
Cash and cash equivalents	315	308	6	0
Accrued investment income	4	6	3	3
Other assets	912	644	913	613
Total assets of consolidated VIEs	$11,039	$9,514	$2,567	$2,322
Other liabilities	$332	$218	$183	$1
Notes issued by consolidated VIEs(2)	1,728	1,392	30	38
Total liabilities of consolidated VIEs	$2,060	$1,610	$213	$39
__________
(1)Total assets of consolidated VIEs reflect $4,153 million and $3,835 million as of June 30, 2025 and December 31, 2024, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2025, the maturities of these obligations were between 0 and 13 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,523 million and $1,529 million as of June 30, 2025 and December 31, 2024, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $21,137 million and $21,847 million as of June 30, 2025 and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,785 million and $1,601 million as of June 30, 2025 and December 31, 2024, respectively, and total derivative liabilities of $6,350 million and $4,751 million as of June 30, 2025 and December 31, 2024, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$4,567	$27	$(321)	$4,260	$11	$(404)
Interest Rate Forwards	10	0	0	10	0	0
Foreign Currency
Foreign Currency Forwards	5,061	28	(260)	4,771	92	(197)
Currency/Interest Rate
Foreign Currency Swaps	32,665	1,195	(1,677)	31,301	2,652	(368)
Total Derivatives Designated as Hedge Accounting Instruments	$42,303	$1,250	$(2,258)	$40,342	$2,755	$(969)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$247,298	$10,150	$(23,015)	$228,392	$11,272	$(24,802)
Interest Rate Futures	10,422	66	(17)	9,773	6	(21)
Interest Rate Options	29,245	112	(1,262)	34,005	430	(1,583)
Interest Rate Forwards	2,813	25	(8)	2,544	9	(80)
Interest Rate Total Return Swaps	844	5	(2)	485	4	(2)
Foreign Currency
Foreign Currency Forwards	29,103	861	(1,028)	27,819	1,625	(1,181)
Currency/Interest Rate
Foreign Currency Swaps	7,766	406	(223)	7,525	658	(129)
Credit
Credit Default Swaps	4,679	87	0	4,027	90	0
Equity
Equity Futures	1,169	4	0	2,019	6	(7)
Equity Options	155,754	6,507	(5,819)	104,438	4,507	(3,790)
Equity Total Return Swaps	11,773	656	(875)	9,796	331	(327)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	77,495	1	(15)	76,416	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$579,611	$18,880	$(32,264)	$508,489	$18,939	$(31,923)
Total Derivatives(2)(3)	$621,914	$20,130	$(34,522)	$548,831	$21,694	$(32,892)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $14,687 million (including the Prismic funds withheld related embedded derivative net liability of $45 million) and $11,783 million (including the Prismic funds withheld related embedded derivative net liability of $(91) million) as of June 30, 2025 and December 31, 2024, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2025, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2025		December 31, 2024
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$333	$15	$216	$11
Policyholders’ account balances	$(1,578)	$284	$(1,510)	$327
Future policy benefits	$(2,470)	$233	$(2,280)	$423
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

	June 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$19,989	$(18,345)	$1,644	$(594)	$1,050
Securities purchased under agreement to resell	18	0	18	(18)	0
Total Assets	$20,007	$(18,345)	$1,662	$(612)	$1,050
Offsetting of Financial Liabilities:
Derivatives	$34,507	$(28,172)	$6,335	$(6,335)	$0
Securities sold under agreement to repurchase	8,205	0	8,205	(8,205)	0
Total Liabilities	$42,712	$(28,172)	$14,540	$(14,540)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,574	$(20,093)	$1,481	$(696)	$785
Securities purchased under agreement to resell	277	0	277	(277)	0
Total Assets	$21,851	$(20,093)	$1,758	$(973)	$785
Offsetting of Financial Liabilities:
Derivatives	$32,891	$(28,141)	$4,750	$(4,403)	$347
Securities sold under agreement to repurchase	6,796	0	6,796	(6,796)	0
Total Liabilities	$39,687	$(28,141)	$11,546	$(11,199)	$347
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(3)	$0	$0	$0	$0	$7	$(2)	$0
Currency	0	0	0	0	0	0	109	0
Total gains (losses) on derivatives designated as hedge instruments	(3)	0	0	0	0	7	107	0
Gains (losses) on the hedged item:
Interest Rate	2	0	2	0	0	5	3	0
Currency	0	0	0	0	0	0	(110)	0
Total gains (losses) on hedged item	2	0	2	0	0	5	(107)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	(34)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	(34)
Total gains (losses) on fair value hedges net of hedged item	(1)	0	2	0	0	12	(3)	(34)
Cash flow hedges
Interest Rate	0	0	(4)	0	0	0	0	2
Currency	0	0	0	0	0	0	0	(116)
Currency/Interest Rate	(14)	0	93	(344)	0	0	0	(2,142)
Total gains (losses) on cash flow hedges	(14)	0	89	(344)	0	0	0	(2,256)
Net investment hedges
Currency	0	0	0	0	0	0	0	(39)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(39)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(215)	(271)	0	0	0	0	0	0
Currency	(413)	0	0	0	0	0	0	0
Currency/Interest Rate	(343)	0	0	(5)	0	0	0	0
Credit	52	0	0	0	0	0	0	0
Equity	2,484	(592)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(2,908)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,343)	(863)	0	(5)	0	0	0	0
Total	$(1,358)	$(863)	$91	$(349)	$0	$12	$(3)	$(2,329)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(6)	$0	$0	$0	$0	$41	$28	$0
Currency	0	0	0	0	0	0	162	0
Total gains (losses) on derivatives designated as hedge instruments	(6)	0	0	0	0	41	190	0
Gains (losses) on the hedged item:
Interest Rate	4	0	7	0	0	(43)	(29)	0
Currency	0	0	0	0	0	0	(162)	0
Total gains (losses) on hedged item	4	0	7	0	0	(43)	(191)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(7)	(103)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(7)	(103)
Total gains (losses) on fair value hedges net of hedged item	(2)	0	7	0	0	(2)	(8)	(103)
Cash flow hedges
Interest Rate	0	0	(7)	0	0	0	0	10
Currency	0	0	0	0	0	0	0	(142)
Currency/Interest Rate	8	0	189	(491)	0	0	0	(2,245)
Total gains (losses) on cash flow hedges	8	0	182	(491)	0	0	0	(2,377)
Net investment hedges
Currency	0	0	0	0	0	0	0	(55)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(55)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(26)	(130)	0	0	0	0	0	0
Currency	(587)	0	0	(1)	0	0	0	0
Currency/Interest Rate	(370)	0	0	(5)	0	0	0	0
Credit	41	0	0	0	0	0	0	0
Equity	1,015	(390)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	(1,651)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,578)	(520)	0	(6)	0	0	0	0
Total	$(1,572)	$(520)	$189	$(497)	$0	$(2)	$(8)	$(2,535)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$1	$0	$0	$0	$0	$(19)	$(23)	$0
Currency	0	0	0	0	0	0	1	0
Total gains (losses) on derivatives designated as hedge instruments	1	0	0	0	0	(19)	(22)	0
Gains (losses) on the hedged item:
Interest Rate	(1)	0	3	0	0	11	15	0
Currency	0	0	0	0	0	0	0	0
Total gains (losses) on hedged item	(1)	0	3	0	0	11	15	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	(19)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	(19)
Total gains (losses) on fair value hedges net of hedged item	0	0	3	0	0	(8)	(10)	(19)
Cash flow hedges
Interest Rate	(13)	0	(4)	0	0	0	0	11
Currency	0	0	0	0	0	0	0	9
Currency/Interest Rate	25	0	82	8	0	0	0	281
Total gains (losses) on cash flow hedges	12	0	78	8	0	0	0	301
Net investment hedges
Currency	0	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(371)	(451)	0	0	0	0	0	0
Currency	(13)	0	0	(3)	0	0	0	0
Currency/Interest Rate	66	0	0	0	0	0	0	0
Credit	4	0	0	0	0	0	0	0
Equity	591	(67)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0
Embedded Derivatives(2)	435	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	712	(518)	0	(3)	0	0	0	0
Total	$724	$(518)	$81	$5	$0	$(8)	$(10)	$284

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $(37) million and $(88) million for the three and six months ended June 30, 2025, respectively, and $61 million and $101 million for the three and six months ended June 30, 2024, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $11 million and $(136) million for the three and six months ended June 30, 2025, respectively, and $189 million and $472 million for the three and six months ended June 30, 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2024	$1,780
Amount recorded in AOCI:
Interest Rate	3
Currency	(146)
Currency/Interest Rate	(2,538)
Total amount recorded in AOCI	(2,681)
Amount reclassified from AOCI to income:
Interest Rate	7
Currency	3
Currency/Interest Rate	294
Total amount reclassified from AOCI to income	304
Balance, June 30, 2025	$(597)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2025 values, it is estimated that a pre-tax gain of $264 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2026.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 26 years.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(76) million and $(142) million for the three and six months ended June 30, 2025, respectively, and $64 million and $113 million for the three and six months ended June 30, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	4,053	45	0	0	0	0	626	42	4,679	87
Total	$0	$0	$0	$0	$4,053	$45	$0	$0	$0	$0	$626	$42	$4,679	$87

	December 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	40	0	0	0	0	662	50	4,027	90
Total	$0	$0	$0	$0	$3,365	$40	$0	$0	$0	$0	$662	$50	$4,027	$90
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 4% of the index reference name rated as NAIC 6 as of June 30, 2025 and December 31, 2024, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company has no exposure on purchased credit protection as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	June 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,370	$0	$	$20,370
Obligations of U.S. states and their political subdivisions	0	5,508	5		5,513
Foreign government securities	0	58,684	5		58,689
U.S. corporate public securities	0	103,096	90		103,186
U.S. corporate private securities(2)	0	40,990	4,693		45,683
Foreign corporate public securities	0	23,949	39		23,988
Foreign corporate private securities	0	37,207	1,838		39,045
Asset-backed securities(3)	0	14,920	3,411		18,331
Commercial mortgage-backed securities	0	8,734	847		9,581
Residential mortgage-backed securities	0	3,846	70		3,916
Subtotal	0	317,304	10,998		328,302
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	236	0		236
Foreign government securities	0	635	0		635
Corporate securities	0	67	0		67
Equity securities	1,813	1,531	0		3,344
Subtotal	1,813	2,469	0		4,282
Market risk benefit assets	0	0	2,188		2,188
Fixed maturities, trading	0	11,930	2,090		14,020
Equity securities	4,966	1,867	601		7,434
Commercial mortgage and other loans	0	463	263		726
Other invested assets(4)	339	19,789	978	(18,345)	2,761
Short-term investments	1,788	4,147	18		5,953
Cash equivalents	638	8,984	1		9,623
Reinsurance recoverables and deposit receivables	0	267	367		634
Separate account assets(5)(6)	10,202	157,364	252		167,818
Total assets	$19,746	$524,584	$17,756	$(18,345)	$543,741
Market risk benefit liabilities	$0	$0	$4,859	$	$4,859
Policyholders’ account balances	0	0	15,289		15,289
Reinsurance and funds withheld payables	0	27	0		27
Other liabilities	236	34,271	15	(28,172)	6,350
Notes issued by consolidated VIEs	0	0	195		195
Total liabilities	$236	$34,298	$20,358	$(28,172)	$26,720

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,348	$0	$	$20,348
Obligations of U.S. states and their political subdivisions	0	6,098	6		6,104
Foreign government securities	0	57,472	7		57,479
U.S. corporate public securities	0	98,442	66		98,508
U.S. corporate private securities(2)	0	39,848	3,941		43,789
Foreign corporate public securities	0	21,946	36		21,982
Foreign corporate private securities	0	32,675	1,788		34,463
Asset-backed securities(3)	0	15,654	1,480		17,134
Commercial mortgage-backed securities	0	8,420	853		9,273
Residential mortgage-backed securities	0	2,490	0		2,490
Subtotal	0	303,393	8,177		311,570
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	220	0		220
Foreign government securities	0	539	0		539
Corporate securities	0	67	0		67
Equity securities	1,522	1,359	0		2,881
Subtotal	1,522	2,185	0		3,707
Market risk benefit assets	0	0	2,331		2,331
Fixed maturities, trading	0	10,544	1,986		12,530
Equity securities	7,154	1,745	518		9,417
Commercial mortgage and other loans	0	469	233		702
Other invested assets(4)	10	21,683	953	(20,093)	2,553
Short-term investments	1,896	6,238	461		8,595
Cash equivalents	326	10,365	0		10,691
Reinsurance recoverables and deposit receivables	0	236	613		849
Separate account assets(5)(6)	8,441	157,999	232		166,672
Total assets	$19,349	$514,857	$15,504	$(20,093)	$529,617
Market risk benefit liabilities	$0	$0	$4,455	$	$4,455
Policyholders’ account balances	0	0	12,746		12,746
Reinsurance and funds withheld payables	0	(118)	0		(118)
Other liabilities	28	32,863	1	(28,141)	4,751
Notes issued by consolidated VIEs	0	0	60		60
Total liabilities	$28	$32,745	$17,262	$(28,141)	$21,894
__________
(1)“Netting” amounts represent cash collateral of $(9,827) million and $(8,049) million as of June 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $15,220 million (carrying amount of $15,220 million) and $14,748 million (carrying amount of $14,748 million) as of June 30, 2025 and December 31, 2024, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2025 and December 31, 2024, the fair value of such investments was $5,173 million and $5,021 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2025 and December 31, 2024, the fair value of such investments was $26,943 million and $26,700 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,440	Discounted cash flow	Discount rate	0.96%	21.50%	10.04%	Decrease
		Market comparables	EBITDA multiple(4)	0.1X	9.4X	6.4X	Increase
		Liquidation	Liquidation value	28.34%	84.21%	63.25%	Increase
Asset backed securities	$1,147	Discounted cash flow	Discount rate	2.03%	10.75%	4.00%	Decrease
			Liquidity premium	1.90%	1.90%	1.90%	Decrease
Commercial mortgage-backed securities	$847	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,188	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.40%	1.82%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$195	Discounted cash flow	Discount rate(5)	0.16%	40.00%		Decrease
		Market comparables	EBITDA multiple(4)	6.8X	12.2X	9.3X	Increase
		Net Asset Value	Share price	$3	$1,809	$758	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	0.00%	2.41%	2.14%	Decrease
Reinsurance recoverables and deposit receivables	$367	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.40%	1.82%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,859	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.40%	1.82%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$15,239	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.40%	1.82%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(2)%	7%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,763	Discounted cash flow	Discount rate	0.95%	20.00%	10.36%	Decrease
		Market comparables	EBITDA multiple(4)	3.0X	8.8X	7.6X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset backed securities	$529	Discounted cash flow	Discount rate	2.30%	10.70%	6.08%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,331	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$209	Discounted cash flow	Discount rate(5)	0.16%	40.00%		Decrease
		Market comparables	EBITDA multiple(4)	5.5X	12.2X	6.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$779	Increase
Reinsurance recoverables and deposit receivables	$613	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,455	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.29%	1.71%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$12,741	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.29%	1.73%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase
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
(5)For these investments, a range of discount rates is typically used and is therefore a more meaningful representation of the unobservable inputs used in the valuation rather than weighted average.
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both June 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$(1)	$0	$0	$1	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,279	42	839	(121)	0	(408)	11	18	0	6,660	38
Structured securities(4)	3,217	(9)	1,502	(446)	0	(168)	191	199	(158)	4,328	(6)
Other assets:
Fixed maturities, trading	2,138	(14)	289	(10)	0	(86)	(183)	0	(44)	2,090	(31)
Equity securities	733	4	62	(35)	0	(1)	0	1	(163)	601	4
Commercial mortgage and other loans	263	0	0	0	0	0	0	0	0	263	0
Other invested assets	965	(3)	44	(30)	0	0	1	0	1	978	(3)
Short-term investments	462	0	15	(452)	0	(7)	(2)	1	1	18	0
Cash equivalents	1	0	1	0	0	(1)	0	0	0	1	0
Reinsurance recoverables and deposit receivables	381	5	(2)	0	0	(16)	(1)	0	0	367	(12)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	253	16	25	(3)	0	(30)	0	1	(10)	252	15
Liabilities:
Policyholders’ account balances(5)	(11,938)	(2,978)	0	0	(371)	0	(2)	0	0	(15,289)	(169)
Other liabilities	(13)	(2)	0	0	0	0	0	0	0	(15)	(2)
Notes issued by consolidated VIEs	(67)	0	0	0	(124)	0	(4)	0	0	(195)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(12)	$0	$0	$46	$(1)	$(11)	$0	$0	$43
Other assets:
Fixed maturities, trading	0	(28)	0	0	14	0	(31)	0	0
Equity securities	0	4	0	0	0	0	4	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(2)	(1)	0	0	(1)	(2)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	5	0	0	0	0	(12)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	16	0	0	0	0	15	0
Liabilities:
Policyholders’ account balances	(2,978)	0	0	0	0	(169)	0	0	0
Other liabilities	(2)	0	0	0	0	(2)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$(1)	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(26)	1,707	(471)	0	(602)	(30)	252	(1)	6,660	(32)
Structured securities(4)	2,333	9	2,328	(769)	0	(233)	(171)	1,064	(233)	4,328	12
Other assets:
Fixed maturities, trading	1,986	(35)	712	(271)	0	(338)	183	3	(150)	2,090	(39)
Equity securities	518	(13)	216	(58)	0	(1)	0	120	(181)	601	(19)
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(4)	58	(31)	0	0	1	0	1	978	(3)
Short-term investments	461	0	23	(455)	0	(11)	(2)	1	1	18	0
Cash equivalents	0	0	2	0	0	(1)	0	0	0	1	0
Reinsurance recoverables and deposit receivables	613	1	21	0	0	(34)	(234)	0	0	367	(33)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	232	8	85	(37)	0	(31)	0	5	(10)	252	5
Liabilities:
Policyholders’ account balances(5)	(12,746)	(1,543)	0	0	(996)	0	(4)	0	0	(15,289)	238
Other liabilities	(1)	(14)	0	0	0	0	0	0	0	(15)	(14)
Notes issued by consolidated VIEs	(60)	0	0	0	(131)	0	(4)	0	0	(195)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(31)	$0	$0	$18	$(4)	$(33)	$0	$0	$13
Other assets:
Fixed maturities, trading	0	(34)	0	0	(1)	0	(39)	0	0
Equity securities	0	(13)	0	0	0	0	(19)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(3)	(1)	0	0	0	(3)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	1	0	0	0	0	(33)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	8	0	0	0	0	5	0
Liabilities:
Policyholders’ account balances	(1,543)	0	0	0	0	238	0	0	0
Other liabilities	(14)	0	0	0	0	(14)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Three Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$0	$0	$0	$0	$6	$0
Foreign government	7	0	0	0	0	0	0	0	0	7	0
Corporate securities(3)	4,965	(43)	417	(28)	0	(221)	(141)	54	0	5,003	(51)
Structured securities(4)	2,612	(10)	327	(1)	0	(63)	(492)	(1)	(320)	2,052	(11)
Other assets:
Fixed maturities, trading	1,330	(7)	330	0	0	(70)	0	(2)	(61)	1,520	(6)
Equity securities	506	12	54	(12)	0	(1)	(3)	1	(1)	556	12
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	865	(39)	93	0	0	0	19	0	0	938	(40)
Short-term investments	32	3	2	0	0	(6)	(22)	0	0	9	2
Cash equivalents	0	0	4	0	0	0	0	0	0	4	0
Reinsurance recoverables and deposit receivables	303	14	59	0	0	(13)	0	0	0	363	1
Other assets	19	0	0	0	0	0	(19)	0	0	0	0
Separate account assets	338	(8)	80	(61)	0	(2)	0	0	(5)	342	(7)
Liabilities:
Policyholders’ account balances(5)	(9,864)	119	0	0	(469)	0	1	0	0	(10,213)	965
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(405)	0	0	0	(17)	0	0	0	0	(422)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(30)	$0	$0	$(33)	$10	$(31)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	(7)	0	0	0	0	(6)	0	0
Equity securities	0	12	0	0	0	0	12	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	1	(40)	0	0	0	0	(40)	0	0
Short-term investments	3	0	0	0	0	2	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	14	0	0	0	0	1	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(8)	0	0	0	0	(7)	0
Liabilities:
Policyholders’ account balances	119	0	0	0	0	965	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$(1)	$0	$0	$0	$0	$0	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(89)	819	(33)	0	(508)	(154)	162	0	5,003	(101)
Structured securities(4)	1,297	(7)	1,592	(1)	0	(75)	(493)	59	(320)	2,052	(11)
Other assets:
Fixed maturities, trading	429	(5)	894	(22)	0	(116)	(1)	402	(61)	1,520	1
Equity securities	512	(7)	75	(16)	0	(5)	6	1	(10)	556	(10)
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	846	(47)	122	(2)	0	0	19	0	0	938	(47)
Short-term investments	29	1	7	0	0	(6)	(22)	0	0	9	0
Cash equivalents	4	0	4	0	0	0	(4)	0	0	4	0
Reinsurance recoverables and deposit receivables	224	51	114	0	0	(26)	0	0	0	363	25
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(54)	136	(824)	0	(4)	0	0	(6)	342	(15)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(1,376)	0	0	(1,087)	0	2	0	0	(10,213)	749
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(8)	0	0	(27)	0	391	0	0	(422)	(8)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(63)	$0	$0	$(49)	$15	$(59)	$0	$0	$(54)
Other assets:
Fixed maturities, trading	0	(6)	0	0	1	0	1	0	0
Equity securities	0	(7)	0	0	0	0	(10)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(47)	0	0	0	0	(47)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	51	0	0	0	0	25	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(54)	0	0	0	0	(15)	0
Liabilities:
Policyholders’ account balances	(1,376)	0	0	0	0	749	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(8)	0	0	0	0	(8)	0	0
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
(6)Excludes MRB assets of $2,188 million and $2,233 million and MRB liabilities of $4,859 million and $4,592 million for the periods ended June 30, 2025 and 2024, respectively. See Note 11 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$66	$10,319	$1	$	$10,386
Currency	0	889	0		889
Credit	0	87	0		87
Currency/Interest Rate	0	1,601	0		1,601
Equity	273	6,893	1		7,167
Netting(1)				(18,345)	(18,345)
Total derivative assets	$339	$19,789	$2	$(18,345)	$1,785
Derivative Liabilities:
Interest Rate	$17	$24,608	$15	$	$24,640
Currency	0	1,288	0		1,288
Credit	0	0	0		0
Currency/Interest Rate	0	1,900	0		1,900
Equity	219	6,475	0		6,694
Netting(1)				(28,172)	(28,172)
Total derivative liabilities	$236	$34,271	$15	$(28,172)	$6,350

	As of December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,725	$1	$	$11,733
Currency	0	1,717	0		1,717
Credit	0	90	0		90
Currency/Interest Rate	0	3,310	0		3,310
Equity	3	4,841	0		4,844
Netting(1)				(20,093)	(20,093)
Total derivative assets	$10	$21,683	$1	$(20,093)	$1,601
Derivative Liabilities:
Interest Rate	$21	$26,871	$1	$	$26,893
Currency	0	1,378	0		1,378
Credit	0	0	0		0
Currency/Interest Rate	0	497	0		497
Equity	7	4,117	0		4,124
Netting(1)				(28,141)	(28,141)
Total derivative liabilities	$28	$32,863	$1	$(28,141)	$4,751
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$1	$0	$0	$0	$0	$0	$0	$0	$0	$1	$0
Net Derivative - Interest Rate	(13)	(2)	0	0	0	0	0	0	0	(15)	(2)

	Six Months Ended June 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$1	$0	$0	$0	$0	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	(15)	0	0	0	0	0	0	0	(15)	(15)

	Three Months Ended June 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

	Six Months Ended June 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Gains (Losses):
Investment real estate	$0	$(3)	$(12)	$(3)
Investment in JV/LP and Other	$0	$0	$0	$(7)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025	December 31, 2024
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$46	$73
Investment in JV/LP and Other(1)	$0	$128
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$0	$0	$8

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Commercial mortgage and other loans:
Interest income	$9	$1	$17	$3
Notes issued by consolidated VIEs:
Interest expense	$2	$3	$2	$11

	June 30, 2025	December 31, 2024
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$726	$702
Aggregate contractual principal as of period end	$723	$697
Other invested assets:
Fair value as of period end	$26	$19
Notes issued by consolidated VIEs:
Fair value as of period end	$195	$60
Aggregate contractual principal as of period end	$195	$60
__________
(1)As of June 30, 2025, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	June 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$60,278	$60,295	$62,240
Policy loans	10	0	9,936	9,946	9,946
Other invested assets	0	93	0	93	93
Short-term investments	402	20	0	422	422
Cash and cash equivalents	6,544	471	0	7,015	7,015
Accrued investment income	0	3,560	0	3,560	3,560
Reinsurance recoverables and deposit receivables	0	9	5,653	5,662	5,662
Other assets	63	3,023	2	3,088	3,088
Total assets	$7,019	$7,193	$75,869	$90,081	$92,026
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,863	$47,878	$81,741	$86,081
Securities sold under agreements to repurchase	0	8,205	0	8,205	8,205
Cash collateral for loaned securities	0	9,167	0	9,167	9,167
Reinsurance and funds withheld payables(2)	0	10,357	(21)	10,336	10,336
Short-term debt	0	1,015	349	1,364	1,373
Long-term debt(3)	534	16,800	536	17,870	18,651
Notes issued by consolidated VIEs	0	0	1,563	1,563	1,563
Other liabilities	0	6,866	31	6,897	6,897
Separate account liabilities—investment contracts	0	22,311	18,144	40,455	40,455
Total liabilities	$534	$108,584	$68,480	$177,598	$182,728

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$58,446	$58,463	$61,639
Policy loans	8	0	9,787	9,795	9,795
Other invested assets	0	95	0	95	95
Short-term investments	453	21	0	474	474
Cash and cash equivalents	7,352	454	0	7,806	7,806
Accrued investment income	0	3,441	0	3,441	3,441
Reinsurance recoverables and deposit receivables	0	8	5,782	5,790	5,790
Other assets	23	3,062	1	3,086	3,086
Total assets	$7,836	$7,098	$74,016	$88,950	$92,126
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,405	$43,466	$74,871	$79,571
Securities sold under agreements to repurchase	0	6,796	0	6,796	6,796
Cash collateral for loaned securities	0	9,621	0	9,621	9,621
Reinsurance and funds withheld payables(2)	0	10,489	(35)	10,454	10,454
Short-term debt	0	521	439	960	953
Long-term debt(3)	524	17,185	423	18,132	19,187
Notes issued by consolidated VIEs	0	0	1,370	1,370	1,370
Other liabilities	0	6,886	32	6,918	6,918
Separate account liabilities—investment contracts	0	21,144	18,677	39,821	39,821
Total liabilities	$524	$104,047	$64,372	$168,943	$174,691
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,731 million (carrying amount of $7,731 million) and $7,887 million (carrying amount of $7,887 million), a portion of which relates to insurance contracts as of June 30, 2025 and December 31, 2024, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $15,220 million (carrying amount of $15,220 million) and $14,748 million (carrying amount of $14,748 million) as of June 30, 2025 and December 31, 2024, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Retirement Strategies	Individual Life		International Businesses	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,713	$2,215	$4,878	$9,304	$20,110
Capitalization	327	95	326	603	1,351
Amortization expense	(236)	(104)	(117)	(344)	(801)
Other adjustments(1)	17	0	5	(214)	(192)
Foreign currency adjustment	0	0	0	330	330
Balance, EOP	$3,821	$2,206	$5,092	$9,679	20,798
Other businesses					424
Total DAC balance					$21,222
__________
(1)Includes the impact of the reinsurance transaction with Prismic Re International in International Businesses. See Note 12 for additional information.

	Six Months Ended June 30, 2024
	Retirement Strategies	Individual Life		International Businesses(1)	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$9,351	$20,628
Capitalization	193	90	338	561	1,182
Amortization expense	(190)	(104)	(121)	(334)	(749)
Other adjustments(2)	0	(2)	(280)	(50)	(332)
Foreign currency adjustment	0	0	0	(462)	(462)
Balance, EOP	$3,679	$2,221	$5,301	$9,066	20,267
Other businesses					297
Total DAC balance					$20,564
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

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Balance, BOP	$376	$410
Capitalization	1	1
Amortization expense	(16)	(17)
Balance, EOP	361	394
Other businesses	28	31
Total DSI balance	$389	$425

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Balance, BOP	$421	$511
Amortization expense	(20)	(21)
Foreign currency adjustment	35	(59)
Balance, EOP	436	431
Other businesses(1)	14	15
Total VOBA balance	$450	$446
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2025 (July - December)	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$22	$40	$36	$33	$29	$290	$450

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,500	$4,674
Obligations of U.S. states and their political subdivisions	2,444	2,224
Foreign government bonds	105	93
U.S. corporate securities	11,820	11,440
Foreign corporate securities	3,056	3,010
Asset-backed securities	1,935	1,283
Mortgage-backed securities	13,327	14,144
Mutual funds:
Equity	89,861	90,180
Fixed Income	32,399	33,828
Other	6,198	5,439
Equity securities	5,196	4,845
Commercial mortgage and other loans	55	54
Other invested assets	19,552	19,352
Short-term investments	1,450	1,137
Cash and cash equivalents	2,863	1,669
Total	$194,761	$193,372

For the periods ended June 30, 2025 and December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Six Months Ended June 30, 2025
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$28,645	$9,308	$86,974	$25,126	$46,891	$196,944
Deposits	5,132	202	279	126	1,968	7,707
Investment performance	1,148	361	4,486	1,163	2,644	9,802
Policy charges	(33)	(4)	(1,007)	(137)	(615)	(1,796)
Surrenders and withdrawals	(3,499)	(377)	(6,885)	(25)	(549)	(11,335)
Benefit payments	(1,827)	(254)	(52)	(145)	(270)	(2,548)
Net transfers (to) from general account	(110)	(141)	(30)	13	(259)	(527)
Other	(172)	147	3	243	66	287
Balance, EOP	$29,284	$9,242	$83,768	$26,364	$49,876	$198,534
Other businesses(1)						(3,773)
Total separate account liabilities						$194,761

Cash surrender value(2)	$29,284	$9,242	$82,960	$26,271	$46,195	$193,952
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

	Six Months Ended June 30, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	10,873	105	294	289	1,613	13,174
Investment performance	(972)	(94)	5,249	366	4,334	8,883
Policy charges	(57)	(5)	(1,123)	(120)	(566)	(1,871)
Surrenders and withdrawals	(9,886)	(878)	(6,815)	(339)	(516)	(18,434)
Benefit payments	(1,745)	(270)	(46)	(144)	(208)	(2,413)
Net transfers (to) from general account	13	(45)	(42)	6	(251)	(319)
Other	(458)	84	3	(532)	46	(857)
Balance, EOP	$30,416	$9,908	$91,650	$24,547	$43,675	200,196
Other businesses(1)						(3,337)
Total separate account liabilities						$196,859

Cash surrender value(2)	$30,416	$9,908	$90,583	$24,442	$40,129	$195,478
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below:

•Benefit Reserves;
•Deferred Profit Liability (“DPL”); and
•Additional Insurance Reserves (“AIR”)

In 2025, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for Liability for Future Policy Benefits. The impact was favorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Individual Life Insurance, partially offset by unfavorable updates for morbidity in Long-Term Care (“LTC”) and mortality in Institutional Retirement Strategies. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to offsetting impacts from updated policyholder behavior assumptions and mortality assumptions on universal life policies.

In 2024, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for Liability for Future Policy Benefits. The impact was favorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Institutional Retirement Strategies and LTC, partially offset by unfavorable updates to policyholder behavior assumptions on certain life policies in International Businesses. Additionally, there was an unfavorable impact for direct and assumed AIR, primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees in Individual Life.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2025
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of assumption update	169	(241)	(1,072)	8	(1,136)
Effect of actual variances from expected experience and other activity	(79)	(100)	(467)	41	(605)
Adjusted balance, BOP	87,161	10,961	46,911	3,035	148,068
Issuances	8,991	406	1,477	0	10,874
Net premiums / considerations collected	(3,445)	(692)	(3,455)	(155)	(7,747)
Interest accrual	1,745	264	730	71	2,810
Foreign currency adjustment	8,819	0	2,193	0	11,012
Other adjustments	0	3	73	0	76
Balance at original discount rate, EOP	103,271	10,942	47,929	2,951	165,093
Effect of cumulative changes in discount rate assumptions, EOP	(15,153)	(384)	(2,984)	(86)	(18,607)
Balance, EOP	$88,118	$10,558	$44,945	$2,865	$146,486
Other businesses, EOP					109
Total balance, EOP					$146,595

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$151,484	$18,996	$135,485	$11,178	$317,143
Effect of cumulative changes in discount rate assumptions, BOP	20,182	1,134	17,834	1,548	40,698
Balance at original discount rate, BOP	171,666	20,130	153,319	12,726	357,841
Effect of assumption update	322	(392)	(1,013)	14	(1,069)
Effect of actual variances from expected experience and other activity	(120)	(137)	(563)	18	(802)
Adjusted balance, BOP	171,868	19,601	151,743	12,758	355,970
Issuances	8,991	406	1,477	0	10,874
Interest accrual	3,541	470	2,365	306	6,682
Benefit payments	(7,426)	(784)	(4,208)	(176)	(12,594)
Foreign currency adjustment	8,902	0	7,245	0	16,147
Other adjustments	30	(1)	171	0	200
Balance at original discount rate, EOP	185,906	19,692	158,793	12,888	377,279
Effect of cumulative changes in discount rate assumptions, EOP	(19,578)	(797)	(23,521)	(1,572)	(45,468)
Balance, EOP	$166,328	$18,895	$135,272	$11,316	$331,811
Other businesses, EOP					1,704
Total balance, EOP					$333,515

	Six Months Ended June 30, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$78,210	$8,337	$90,326	$8,450	$185,323
Flooring impact, EOP	106	0	80	0	186
Balance, EOP, post-flooring	78,316	8,337	90,406	8,450	185,509
Less: Reinsurance recoverables	5,039	576	341	0	5,956
Balance after reinsurance recoverables, EOP, post-flooring	$73,277	$7,761	$90,065	$8,450	$179,553
Other businesses, EOP(1)					1,538
Total balance after reinsurance recoverables, EOP					$181,091

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$55,431	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	1,218	16	13,331
Balance at original discount rate, BOP	83,276	11,502	56,649	3,302	154,729
Effect of assumption update	41	21	(863)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	429	(131)	(1,347)	95	(954)
Adjusted balance, BOP	83,746	11,392	54,439	3,121	152,698
Issuances	11,192	418	1,788	0	13,398
Net premiums / considerations collected	(12,908)	(692)	(3,622)	(157)	(17,379)
Interest accrual	1,384	264	782	76	2,506
Foreign currency adjustment	(898)	0	(3,494)	0	(4,392)
Other adjustments	0	(3)	82	0	79
Balance at original discount rate, EOP	82,516	11,379	49,975	3,040	146,910
Effect of cumulative changes in discount rate assumptions, EOP	(15,077)	(590)	(2,579)	(128)	(18,374)
Balance, EOP	$67,439	$10,789	$47,396	$2,912	$128,536
Other businesses, EOP					89
Total balance, EOP					$128,625

	Six Months Ended June 30, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$158,858	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	7,918	603	23,606
Balance at original discount rate, BOP	155,886	20,186	166,776	12,742	355,590
Effect of assumption update	(481)	21	(513)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	483	(149)	(1,362)	95	(933)
Adjusted balance, BOP	155,888	20,058	164,901	12,443	353,290
Issuances	11,192	418	1,789	0	13,399
Interest accrual	3,003	470	2,371	303	6,147
Benefit payments	(6,317)	(795)	(5,069)	(155)	(12,336)
Foreign currency adjustment	(908)	0	(11,173)	0	(12,081)
Other adjustments	(63)	(10)	162	0	89
Balance at original discount rate, EOP	162,795	20,141	152,981	12,591	348,508
Effect of cumulative changes in discount rate assumptions, EOP	(20,163)	(1,108)	(16,763)	(1,445)	(39,479)
Balance, EOP	$142,632	$19,033	$136,218	$11,146	$309,029
Other businesses, EOP					1,656
Total balance, EOP					$310,685

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$75,194	$8,243	$88,821	$8,233	$180,491
Flooring impact, EOP	46	0	44	0	90
Balance, EOP, post-flooring	75,240	8,243	88,865	8,233	180,581
Less: Reinsurance recoverables	5,098	671	345	0	6,114
Balance after reinsurance recoverables, EOP, post-flooring	$70,142	$7,572	$88,520	$8,233	$174,467
Other businesses, EOP(1)					1,506
Total balance after reinsurance recoverables, EOP					$175,973
__________
(1)Reflects balance after reinsurance recoverables of $58 million and $63 million at June 30, 2025 and 2024, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30, 2025
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$178,217	$22,958	$107,923	$6,588
Discounted expected future gross premiums (at original discount rate)	$111,292	$15,586	$84,598	$4,427
Discounted expected future gross premiums (at current discount rate)	$94,675	$15,086	$79,680	$4,308
Undiscounted expected future benefits and expenses	$302,365	$30,430	$260,920	$29,531
Weighted-average duration of the liability in years (at original discount rate)	8	10	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	14	15
Weighted-average interest rate (at original discount rate)	4.76%	5.12%	2.99%	4.91%
Weighted-average interest rate (at current discount rate)	5.45%	5.37%	4.05%	5.87%

	Six Months Ended June 30, 2024
	Retirement Strategies	Individual Life	International Businesses(1)	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$133,585	$22,965	$110,571	$6,823
Discounted expected future gross premiums (at original discount rate)	$89,770	$15,208	$87,022	$4,521
Discounted expected future gross premiums (at current discount rate)	$71,759	$14,451	$83,062	$4,339
Undiscounted expected future benefits and expenses	$255,559	$31,103	$254,271	$29,860
Weighted-average duration of the liability in years (at original discount rate)	9	10	18	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	16	16
Weighted-average interest rate (at original discount rate)	4.72%	5.15%	3.02%	4.91%
Weighted-average interest rate (at current discount rate)	5.56%	5.53%	3.61%	5.77%
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

For both the first six months of 2025 and 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Six Months Ended June 30, 2025
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,670	$9,354	$15,024
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,670	9,352	15,022
Effect of assumption update	(73)	(58)	(131)
Effect of actual variances from expected experience and other activity	30	2	32
Adjusted balance, BOP	5,627	9,296	14,923
Profits deferred	85	1,265	1,350
Interest accrual	116	172	288
Amortization	(288)	(1,055)	(1,343)
Foreign currency adjustment	26	353	379
Other adjustments	0	25	25
Balance, EOP, pre-flooring	5,566	10,056	15,622
Flooring impact, EOP	0	3	3
Balance, EOP, post-flooring	5,566	10,059	15,625
Less: Reinsurance recoverables	376	45	421
Balance after reinsurance recoverables, EOP, post-flooring	$5,190	$10,014	15,204
Other businesses			165
Total balance after reinsurance recoverables, EOP			$15,369

	Six Months Ended June 30, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses(1)
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$9,259	$14,874
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,615	9,257	14,872
Effect of assumption update	370	(288)	82
Effect of actual variances from expected experience and other activity	(30)	(46)	(76)
Adjusted balance, BOP	5,955	8,923	14,878
Profits deferred	89	1,346	1,435
Interest accrual	118	157	275
Amortization	(292)	(1,062)	(1,354)
Foreign currency adjustment	(2)	(492)	(494)
Other adjustments	0	17	17
Balance, EOP, pre-flooring	5,868	8,889	14,757
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,868	8,891	14,759
Less: Reinsurance recoverables	401	39	440
Balance after reinsurance recoverables, EOP, post-flooring	$5,467	$8,852	14,319
Other businesses			154
Total balance after reinsurance recoverables, EOP			$14,473
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$16,376	$14,308
Flooring impact and amounts in AOCI	632	843
Balance, excluding amounts in AOCI, BOP, pre-flooring	17,008	15,151
Effect of assumption update	(39)	153
Effect of actual variances from expected experience and other activity	74	150
Adjusted balance, BOP	17,043	15,454
Assessments collected(1)	517	591
Interest accrual	291	262
Benefits paid	(210)	(168)
Other adjustments	37	13
Balance, excluding amounts in AOCI, EOP, pre-flooring	17,678	16,152
Flooring impact and amounts in AOCI	(514)	(1,659)
Balance, including amounts in AOCI, EOP, post-flooring	17,164	14,493
Less: Reinsurance recoverables	10,097	7,026
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,067	7,467
Other businesses	118	63
Total balance after reinsurance recoverables	$7,185	$7,530
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	21	22
Weighted-average interest rate (at original discount rate)	3.41%	3.40%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Benefit reserves, EOP, post-flooring	$187,106	$182,150
Deferred Profit Liability EOP, post-flooring	15,790	14,913
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	17,282	14,556
Subtotal of amounts disclosed above	220,178	211,619
Other Future Policy Benefits reserves(1)	49,955	50,711
Total Future Policy Benefits	$270,133	$262,330
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company's Consolidated Statement of Operations as of the periods indicated:

	Six Months Ended June 30, 2025
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$3,725	$964	$0	$5,441	$276	$10,406
Deferred profit liability	132	0	0	(352)	(3)	(223)
Additional insurance reserves	0	0	1,321	0	35	1,356
Total	$3,857	$964	$1,321	$5,089	$308	$11,539

	Six Months Ended June 30, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$13,223	$922	$0	$5,727	$273	$20,145
Deferred profit liability	(254)	0	0	(124)	(7)	(385)
Additional insurance reserves	0	0	1,622	0	0	1,622
Total	$12,969	$922	$1,622	$5,603	$266	$21,382

	Six Months Ended June 30, 2025
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$1,796	$205	$0	$1,635	$259	$3,895
Deferred profit liability	116	0	0	172	2	290
Additional insurance reserves	0	0	291	1	0	292
Total	$1,912	$205	$291	$1,808	$261	$4,477

	Six Months Ended June 30, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$1,619	$206	$0	$1,589	$253	$3,667
Deferred profit liability	118	0	0	157	2	277
Additional insurance reserves	0	0	262	1	0	263
Total	$1,737	$206	$262	$1,747	$255	$4,207

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.
(2)Prior period amounts have been updated to conform to current period presentation.

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2025
	Retirement Strategies			Group Insurance	Individual Life	International Businesses	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$19,088	$34,085	$12,020	$4,974	$27,596	$54,270	$152,033
Deposits	4,806	3,869	2,538	483	1,373	4,971	18,040
Interest credited	404	349	183	67	199	686	1,888
Acquisitions and dispositions	0	0	0	0	0	0	0
Policy charges	(5)	(34)	(24)	(168)	(1,024)	(296)	(1,551)
Surrenders and withdrawals	(2,855)	(556)	(455)	(842)	(933)	(672)	(6,313)
Benefit payments	(323)	(38)	(69)	0	(109)	(1,159)	(1,698)
Net transfers (to) from separate account	0	41	0	(13)	307	0	335
Change in market value and other adjustments(1)	0	917	60	0	495	(10)	1,462
Foreign currency adjustment	0	0	0	0	0	1,585	1,585
Balance, end of period	$21,115	$38,633	$14,253	$4,501	$27,904	$59,375	$165,781
Closed Block Division							4,293
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,429
Other(2)							4,428
Total Policyholders' account balance							$180,931
Weighted-average crediting rate	4.02%	1.92%	2.78%	2.81%	1.44%	2.42%	2.38%
Net amount at risk(3)	$0	$0	$0	$74,475	$408,334	$30,967	$513,776
Cash surrender value(4)	$21,115	$37,231	$12,529	$3,668	$24,053	$52,544	$151,140

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses(5)	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$17,738	$23,765	$7,095	$5,293	$27,439	$51,399	$132,729
Deposits	3,466	3,755	2,815	491	1,224	4,255	16,006
Interest credited	356	224	105	75	379	1,068	2,207
Acquisitions and Dispositions	0	0	0	0	0	(336)	(336)
Policy charges	(6)	(12)	0	(164)	(1,023)	(305)	(1,510)
Surrenders and withdrawals	(2,514)	(442)	(338)	(849)	(821)	(1,036)	(6,000)
Benefit payments	(292)	(38)	(37)	0	(69)	(1,257)	(1,693)
Net transfers (to) from separate account	0	49	0	(6)	285	0	328
Change in market value and other adjustments(1)	1	1,171	125	0	75	(25)	1,347
Foreign currency adjustment	0	0	0	0	0	(2,301)	(2,301)
Balance, end of period	$18,749	$28,472	$9,765	$4,840	$27,489	$51,462	$140,777
Closed Block Division							4,424
Unearned revenue reserve, unearned expense credit, and additional interest reserve							5,622
Other(2)							4,168
Total Policyholders' account balance							$154,991
Weighted-average crediting rate	3.90%	1.71%	2.49%	2.96%	2.76%	4.15%	3.23%
Net amount at risk(3)	$0	$0	$0	$74,276	$389,142	$24,055	$487,473
Cash surrender value(4)	$18,749	$26,972	$8,193	$3,794	$23,664	$45,343	$126,715
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,004 million and $5,268 million of Full Service account balances reinsured to Great-West as of June 30, 2025 and 2024, respectively.
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

“Policyholders’ account balances” for Institutional Retirement Strategies, International Businesses and Corporate and Other includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $7,801 million and $5,436 million at June 30, 2025 and 2024, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from zero months to ten years. Included in the amounts at June 30, 2025 and 2024 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $4,742 million and $3,474 million, respectively, and short-term note liability of $2,834 million and $1,994 million, respectively, and Retail Note liability of $257 million and $0 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both June 30, 2025 and 2024. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$614	$0	$0	$0	$614
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	75	0	0	0	75
3.00% - 4.00%	3,513	0	0	0	3,513
Greater than 4.00%	4,732	0	0	0	4,732
Total	$10,486	$0	$0	$0	$10,486
Retirement Strategies - Individual Variable
Less than 1.00%	$448	$204	$407	$0	$1,059
1.00% - 1.99%	104	377	1	0	482
2.00% - 2.99%	20	4	4	0	28
3.00% - 4.00%	1,605	1	9	0	1,615
Greater than 4.00%	77	0	0	0	77
Total	$2,254	$586	$421	$0	$3,261
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$4	$18	$1,118	$1,140
1.00% - 1.99%	428	65	215	52	760
2.00% - 2.99%	536	454	550	15	1,555
3.00% - 4.00%	3,113	29	11	3	3,156
Greater than 4.00%	78	0	0	0	78
Total	$4,155	$552	$794	$1,188	$6,689
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$712	$712
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	44	0	0	0	44
3.00% - 4.00%	1,442	6	51	7	1,506
Greater than 4.00%	3	0	0	0	3
Total	$1,489	$6	$51	$721	$2,267
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$354	$354
1.00% - 1.99%	341	0	2,072	1,602	4,015
2.00% - 2.99%	284	1,565	2,737	432	5,018
3.00% - 4.00%	5,611	1,953	1,305	45	8,914
Greater than 4.00%	5,302	0	0	0	5,302
Total	$11,538	$3,518	$6,114	$2,433	$23,603
International Businesses
Less than 1.00%	$3,932	$23	$0	$0	$3,955
1.00% - 1.99%	16,450	32	0	0	16,482
2.00% - 2.99%	7,926	280	26	0	8,232
3.00% - 4.00%	8,743	0	0	0	8,743
Greater than 4.00%	16,833	0	0	0	16,833
Total	$53,884	$335	$26	$0	$54,245

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$503	$0	$0	$0	$503
1.00% - 1.99%	1,519	0	0	0	1,519
2.00% - 2.99%	608	0	0	0	608
3.00% - 4.00%	4,674	0	0	0	4,674
Greater than 4.00%	2,118	0	0	0	2,118
Total	$9,422	$0	$0	$0	$9,422
Retirement Strategies - Individual Variable
Less than 1.00%	$618	$651	$254	$0	$1,523
1.00% - 1.99%	187	118	2	0	307
2.00% - 2.99%	24	5	4	0	33
3.00% - 4.00%	1,811	7	9	0	1,827
Greater than 4.00%	90	0	0	0	90
Total	$2,730	$781	$269	$0	$3,780
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$4	$10	$707	$721
1.00% - 1.99%	482	96	234	79	891
2.00% - 2.99%	548	461	563	16	1,588
3.00% - 4.00%	1,036	76	8	2	1,122
Greater than 4.00%	90	0	0	0	90
Total	$2,156	$637	$815	$804	$4,412
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$921	$921
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	27	0	0	0	27
3.00% - 4.00%	1,448	0	0	62	1,510
Greater than 4.00%	72	0	0	0	72
Total	$1,547	$0	$0	$983	$2,530
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$324	$324
1.00% - 1.99%	247	0	1,678	1,848	3,773
2.00% - 2.99%	31	1,480	2,837	448	4,796
3.00% - 4.00%	4,300	3,897	1,342	28	9,567
Greater than 4.00%	5,433	0	0	0	5,433
Total	$10,011	$5,377	$5,857	$2,648	$23,893
International Businesses(2)
Less than 1.00%	$15,646	$40	$83	$2,560	$18,329
1.00% - 1.99%	10,445	82	0	0	10,527
2.00% - 2.99%	4,755	293	32	0	5,080
3.00% - 4.00%	5,852	0	0	0	5,852
Greater than 4.00%	7,103	0	0	0	7,103
Total	$43,801	$415	$115	$2,560	$46,891
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30, 2025
	Individual Life	International Businesses
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$5,245	$505	$5,750
Unearned revenue	432	98	530
Amortization expense	(126)	(14)	(140)
Other adjustments	0	0	0
Foreign currency adjustment	0	30	30
Balance, end of period	$5,551	$619	6,170
Other			64
Total unearned revenue reserve balance			$6,234

	Six Months Ended June 30, 2024
	Individual Life	International Businesses(1)
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$4,613	$454	$5,067
Unearned revenue	436	80	516
Amortization expense	(118)	(11)	(129)
Other adjustments	0	(57)	(57)
Foreign currency adjustment	0	(34)	(34)
Balance, end of period	$4,931	$432	5,363
Other			53
Total unearned revenue reserve balance			$5,416
__________
(1)Prior period amounts have been updated to conform to current period presentation.

11. MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed	Total
	(in millions)
Balance, BOP	$2,740	$0	$2,740
Effect of cumulative changes in NPR	672	0	672
Balance, BOP, before effect of changes in NPR	3,412	0	3,412
Attributed fees collected	525	6	531
Claims paid	(41)	0	(41)
Interest accrual	94	0	94
Actual in force different from expected	40	2	42
Effect of changes in interest rates	389	(7)	382
Effect of changes in equity markets	(494)	(2)	(496)
Effect of assumption update and other refinements	112	151	263
Issuances	35	17	52
Other adjustments	12	3	15
Balance, EOP, before effect of changes in NPR	4,084	170	4,254
Effect of cumulative changes in NPR	(838)	(7)	(845)
Balance, EOP	3,246	163	3,409
Less: Reinsured MRBs	777	0	777
Balance, EOP, net of reinsurance	$2,469	$163	2,632
Other businesses			39
Total net MRB balance			$2,671

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed	Total
	(in millions)
Balance, BOP	$4,038	$0	$4,038
Effect of cumulative changes in NPR	1,137	0	1,137
Balance, BOP, before effect of changes in NPR	5,175	0	5,175
Attributed fees collected	569	0	569
Claims paid	(42)	0	(42)
Interest accrual	130	0	130
Actual in force different from expected	(6)	0	(6)
Effect of changes in interest rates	(909)	0	(909)
Effect of changes in equity markets	(1,165)	0	(1,165)
Effect of assumption update and other refinements(1)	88	0	88
Issuances	29	0	29
Other adjustments(1)	20	0	20
Balance, EOP, before effect of changes in NPR	3,889	0	3,889
Effect of cumulative changes in NPR	(942)	0	(942)
Balance, EOP	2,947	0	2,947
Less: Reinsured MRBs	635	0	635
Balance, EOP, net of reinsurance	$2,312	$0	2,312
Other businesses			47
Total net MRB balance			$2,359
_________
(1)Prior period amounts have been updated to conform to current presentation.

In both 2025 and 2024, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.

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

The Company also issues indexed annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

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

The following tables present accompanying information to the rollforward tables above.

	June 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$8,736	$401
Weighted-average attained age of contractholders	72	67

	June 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$9,358	N/A
Weighted-average attained age of contractholders	71	N/A
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconcile MRB asset and liability positions as of the following dates:

	June 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,291	$1	$1	$1,293
Ceded	894	0	1	895
Total MRB assets	$2,185	$1	$2	$2,188

Direct and assumed	$4,537	$164	$41	$4,742
Ceded	117	0	0	117
Total MRB liabilities	$4,654	$164	$41	$4,859

Net liability	$2,469	$163	$39	$2,671

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,441	$0	$11	$1,452
Ceded	780	0	1	781
Total MRB assets	$2,221	$0	$12	$2,233

Direct and assumed	$4,388	$0	$59	$4,447
Ceded	145	0	0	145
Total MRB liabilities	$4,533	$0	$59	$4,592

Net liability	$2,312	$0	$47	$2,359

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York (collectively, “Empower”), respectively, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Empower and any such novated contracts shall cease to be reinsured under this agreement.

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Direct premiums	$5,824	$6,851	$11,846	$21,673
Reinsurance assumed	1,757	1,545	3,351	2,996
Reinsurance ceded	(599)	(576)	(1,215)	(1,312)
Premiums	$6,982	$7,820	$13,982	$23,357

Direct policy charges and fee income	$1,146	$949	$2,329	$1,813
Reinsurance assumed	290	299	579	599
Reinsurance ceded	(187)	(163)	(502)	(271)
Policy charges and fee income	$1,249	$1,085	$2,406	$2,141

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(471)	$(339)	$(838)	$(189)
Reinsurance assumed	39	8	11	79
Reinsurance ceded	6	34	50	(64)
Change in value of market risk benefits, net of related hedging gains (losses)	$(426)	$(297)	$(777)	$(174)

Direct policyholders’ benefits	$7,034	$7,961	$14,294	$23,826
Reinsurance assumed	2,074	1,938	4,044	3,781
Reinsurance ceded	(927)	(1,035)	(2,017)	(2,149)
Policyholders’ benefits	$8,181	$8,864	$16,321	$25,458

Direct change in estimates of liability for future policy benefits	$(17)	$(213)	$(64)	$(67)
Reinsurance assumed	(10)	63	(10)	58
Reinsurance ceded	(148)	(26)	(151)	(184)
Change in estimates of liability for future policy benefits	$(175)	$(176)	$(225)	$(193)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables:
Prismic Re(1)	$5,443	$5,506
FLIAC	1,429	1,442
Other	39	39
Individual and group annuities	6,911	6,987
Wilton Re	7,690	7,478
Somerset Re(2)	1,687	1,591
Hartford Life Business(3)	2,018	2,033
Other	8,271	7,996
Life insurance	19,666	19,098
Other reinsurance	415	401
Total reinsurance recoverables	26,992	26,486
Deposit receivables:
Prismic Re(1)	3,481	3,578
Prismic Re International	6,391	0
Somerset Re(4)	2,556	2,795
Empower	4,732	4,821
Total deposit receivables	17,160	11,194
Total reinsurance recoverables and deposit receivables(5)	$44,152	$37,680
__________
(1)The Company has also recorded funds withheld payables related to the reinsurance agreement with Prismic Re of $7,776 million and $7,796 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Represents reinsurance recoverables of $8,088 million and $7,979 million as of June 30, 2025 and December 31, 2024, respectively that are netted with reinsurance payables of $6,401 million and $6,388 million as of June 30, 2025 and December 31, 2024, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(3)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,335 million and $1,387 million as of June 30, 2025 and December 31, 2024, respectively.
(4)The Company has also recorded funds withheld payables related to the reinsurance agreement with Somerset Re of $2,609 million and $2,595 million as of June 30, 2025 and December 31, 2024, respectively.
(5)Net of $13 million and $12 million of allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 60% of the Company’s remaining reinsurance recoverables as of June 30, 2025. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional details regarding CECL.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2025 and December 31, 2024, the Company recognized a policyholder dividend obligation of $1,729 million and $2,096 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,514) million and $(2,096) million at June 30, 2025 and December 31, 2024, respectively, with a corresponding amount reported in AOCI.

As of June 30, 2025, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Closed Block liabilities
Future policy benefits	$41,927	$42,464
Policyholders’ dividends payable	695	688
Policyholders’ dividend obligation	215	0
Policyholders’ account balances	4,293	4,359
Other Closed Block liabilities	3,292	3,346
Total Closed Block liabilities	50,422	50,857
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,154	28,570
Fixed maturities, trading, at fair value	647	647
Equity securities, at fair value	1,475	1,642
Commercial mortgage and other loans	7,628	7,652
Policy loans	3,280	3,348
Other invested assets	4,521	4,929
Short-term investments	346	520
Total investments	47,051	47,308
Cash and cash equivalents	368	400
Accrued investment income	402	403
Other Closed Block assets	299	367
Total Closed Block assets	48,120	48,478
Excess of reported Closed Block liabilities over Closed Block assets	2,302	2,379
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,666)	(2,299)
Allocated to policyholder dividend obligation	1,514	2,096
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,150	$2,176

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2025
(in millions)
Balance, December 31, 2024	$0
Impact from earnings allocable to policyholder dividend obligation	(367)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	582
Balance, June 30, 2025	$215

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues
Premiums	$444	$433	$862	$842
Net investment income	511	506	1,003	1,019
Realized investment gains (losses), net	(199)	(174)	(255)	(299)
Other income (loss)	190	43	156	207
Total Closed Block revenues	946	808	1,766	1,769
Benefits and Expenses
Policyholders’ benefits	616	604	1,217	1,188
Interest credited to policyholders’ account balances	28	29	56	59
Dividends to policyholders	249	162	377	437
General and administrative expenses	64	67	142	134
Total Closed Block benefits and expenses	957	862	1,792	1,818
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(11)	(54)	(26)	(49)
Income tax expense (benefit)	(31)	(73)	(66)	(88)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$20	$19	$40	$39

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $402 million, or 24.2% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first six months of 2025, compared to an income tax expense of $553 million, or 19.7%, in the first six months of 2024. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register (Treasury Decision 9959) on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations created uncertainty as to whether a U.S. foreign tax credit could be claimed for taxes the Company paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacted the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company continues to assume that the election does not apply in tax years post 2021.

On August 7, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. Subsequently, on December 11, 2023 the IRS issued Notice 2023-80 which extended that relief to taxable years ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued and abolished certain changes that the Final Regulations had made to the creditability of a tax paid in lieu of a generally imposed foreign income tax. As a result of this guidance, the Company claimed a U.S. foreign tax credit in 2024 for taxes paid to Brazil related to the 2023 tax year and will continue to claim a U.S. foreign tax credit for taxes paid to Brazil in future tax years. This contributed to the Company’s Brazil operations not being subject to Global Intangible Low Taxed Income (GILTI) in 2024.

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

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2024 tax year and anticipates to make the high-tax exception election for the 2025 tax year for its foreign affiliates that meet the 18.9% threshold. The Company reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first six months of 2024 and 2025, respectively.

Tax Law Change. H.R.1, also referred to as the “One Big Beautiful Bill Act” (the “Tax Act of 2025”), was enacted into law on July 4, 2025. The legislation introduces changes to the U.S. international tax regime, including a reduction in the Section 250 deduction for GILTI (now referred to as Net CFC Tested Income (“NCFCTI”)) from 50% to 40% beginning in 2026, resulting in an increase to the corporate tax rate on NCFCTI from 10.5% to 12.6%. The legislation also reduces the foreign tax credit haircut related to NCFCTI from 20% to 10% and makes changes to the related expense allocation. While the Company is currently evaluating the impact of the Tax Act of 2025 on its future consolidated financial statements and related disclosures, the Company does not anticipate that the provisions of the Tax Act of 2025 will have a material impact on its effective tax rate and deferred tax positions beginning in the third quarter of 2025.

In March 2025, Japan enacted a 4% Special Defense Corporation Tax, effective for tax years beginning on or after April 1, 2026, that raises the corporate income tax rate for the Company’s Japan insurance companies from 28.00% to 28.93%. As a result, a tax expense of approximately $36 million was reflected in the financial statements for the first quarter of 2025.

Tax Audit and Unrecognized Tax Benefits. It is possible the Company will pay the unrecognized tax benefit attributable to the Section 952 election of approximately $122 million for prior period audit cycles within the next 12 months as it pursues resolution of the matter. The payment will have no impact on the effective tax rate. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2025	December 31, 2024
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	500	496
Subtotal commercial paper	525	521
Current portion of long-term debt:
Senior Notes	499	0
Surplus notes	348	347
Mortgage debt	1	85
Subtotal current portion of long-term debt	848	432
Subtotal	1,373	953
Less: assets under set-off arrangements(1)	0	0
Total short-term debt(2)	$1,373	$953
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$125	$310
Daily average commercial paper outstanding for the quarter ended	$1,551	$1,823
Weighted average maturity of outstanding commercial paper, in days	5	15
Weighted average interest rate on outstanding commercial paper	4.33%	4.61%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $524 million and $25 million at June 30, 2025 and December 31, 2024, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2025, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
Fixed-rate obligations:
Surplus notes subject to set-off arrangements(1)(2)	$15,220	$14,748
Senior notes	10,610	10,245
Mortgage debt(3)	125	69
Floating-rate obligations:
Line of credit	255	255
Mortgage debt(3)	66	31
Junior subordinated notes(4)	7,595	8,587
Subtotal	33,871	33,935
Less: assets under set-off arrangements(1)	15,220	14,748
Total long-term debt(5)	$18,651	$19,187
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $7.2 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $158 million and $100 million of debt denominated in foreign currency at June 30, 2025 and December 31, 2024, respectively.
(4)Includes Prudential Financial debt of $7,552 million and $8,548 million at June 30, 2025, and December 31, 2024, respectively. Also includes subsidiary debt of $43 million and $39 million denominated in foreign currency at June 30, 2025, and December 31, 2024, respectively.
(5)Includes Prudential Financial debt of $18,162 million and $18,793 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Institutional Retirement Strategies business through the purchase of funding agreements on which the segment will earn investment spread. As of June 30, 2025, the outstanding balance of the InterNotes® Retail Notes was $485 million of which $253 million was utilized for Institutional Retirement Strategies, as described above.

In March 2025, the Company issued $750 million in aggregate principal amount of 5.200% medium-term notes due in March 2035.

Junior Subordinated Notes

In May 2025, the Company redeemed, in full, $1.0 billion in aggregate principal amount of 5.375% junior subordinated notes due in 2045.
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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$47	$51	$2	$2
Interest cost	141	135	14	13
Expected return on plan assets	(249)	(239)	(18)	(19)
Amortization of prior service cost	0	(1)	(17)	(17)
Amortization of actuarial (gain) loss, net	21	23	2	2
Settlements	0	1	0	0
Special termination benefits	0	1	0	0
Net periodic (benefit) cost	$(40)	$(29)	$(17)	$(19)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$94	$103	$3	$4
Interest cost	282	270	28	26
Expected return on plan assets	(498)	(477)	(36)	(38)
Amortization of prior service cost	0	(1)	(34)	(34)
Amortization of actuarial (gain) loss, net	42	45	5	4
Settlements	(1)	1	0	0
Special termination benefits	0	1	0	0
Net periodic (benefit) cost	$(81)	$(58)	$(34)	$(38)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2024	666.3	311.7	354.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	4.6	(4.6)
Stock-based compensation programs(1)	0.0	(1.9)	1.9
Balance, June 30, 2025	666.3	314.4	351.9
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2024, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025. As of June 30, 2025, 4.6 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per share of Common Stock	$1.35	$1.30	$2.70	$2.60

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	806	(2,132)	3,983	172	(5)	2,824
Amounts reclassified from AOCI	(20)	511	0	0	13	504
Income tax benefit (expense)	80	604	(1,187)	(36)	1	(538)
Balance, June 30, 2025	$(2,749)	$(19,704)	$20,102	$668	$(2,238)	$(3,921)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	(827)	(10,584)	10,351	(196)	11	(1,245)
Amounts reclassified from AOCI	(20)	467	0	0	14	461
Income tax benefit (expense)	(81)	2,526	(2,606)	42	(37)	(156)
Balance, June 30, 2024	$(3,614)	$(18,804)	$16,292	$746	$(2,064)	$(7,444)
__________
(1)Includes cash flow hedges of $(597) million and $1,780 million as of June 30, 2025 and December 31, 2024, respectively, and $1,499 million and $869 million as of June 30, 2024 and December 31, 2023, respectively, and fair value hedges of $(168) million and $(64) million as of June 30, 2025 and December 31, 2024, respectively, and $(70) million and $(60) million as of June 30, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2025	2024	2025	2024
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$8	$7	$20	$20	Realized investment gains (losses), net
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(4)	(17)	(7)	(20)	(3)
Cash flow hedges—Currency	(4)	2	(3)	4	(3)
Cash flow hedges—Currency/Interest rate	(265)	114	(294)	271	(3)
Fair value hedges—Currency	(3)	(3)	(7)	(5)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(137)	(735)	(200)	(717)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(413)	(639)	(511)	(467)	(4)
Amortization of defined benefit items:
Prior service cost	17	18	34	35	(5)
Actuarial gain (loss)	(23)	(25)	(47)	(49)	(5)
Total amortization of defined benefit items	(6)	(7)	(13)	(14)
Total reclassifications for the period	$(411)	$(639)	$(504)	$(461)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2024	$6	$(27,287)	$(269)	$981	$2,096	$5,786	$(18,687)
Net investment gains (losses) on investments arising during the period	4	(1,390)				708	(678)
Reclassification adjustment for (gains) losses included in net income	(7)	518				(261)	250
Impact of net unrealized investment (gains) losses			81	(245)	(582)	157	(589)
Balance, June 30, 2025	$3	$(28,159)	$(188)	$736	$1,514	$6,390	$(19,704)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2025			2024
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$566			$1,171
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	33			(27)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			14
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$527	353.1	$1.49	$1,184	358.8	$3.30
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$14
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			14
Stock options		0.1			0.2
Deferred and long-term compensation programs		1.7			1.5
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$527	354.9	$1.48	$1,184	360.5	$3.28

	Six Months Ended June 30,
	2025			2024
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,308			$2,322
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	68			(14)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	16			29
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,224	353.7	$3.46	$2,307	358.9	$6.43
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$16			$29
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	16			29
Stock options		0.1			0.3
Deferred and long-term compensation programs		1.7			1.3
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,224	355.5	$3.44	$2,307	360.5	$6.40

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2025 and 2024, as applicable, were based on 3.9 million and 4.0 million of such awards, respectively, and for the six months ended June 30, 2025 and 2024, as applicable, were based on 3.9 million and 4.1 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended June 30,
	2025		2024
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.68	0.0	N/A
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.0

	Six Months Ended June 30,
	2025		2024
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$108.68	0.1	$110.42
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.1		0.1

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $47 million and $81 million for the three and six months ended June 30, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$2,126	$17	$1,349	$232	$2,709	$(7)	$6,426	$556	$6,982
Policy charges and fee income	0	5	273	184	531	92	(15)	1,070	179	1,249
Net investment income	59	1,248	682	133	697	1,451	330	4,600	626	5,226
Asset management fees, commissions and other income	984	128	349	21	33	147	(252)	1,410	(1,141)	269
Total revenues	1,043	3,507	1,321	1,687	1,493	4,399	56	13,506	220	13,726
Benefits and expenses:
Policyholders' benefits	0	2,707	127	1,230	677	2,445	(1)	7,185
Interest credited to policyholders' account balances	0	188	355	32	179	369	12	1,135
Interest expense	24	15	12	5	254	1	215	526
Deferral of acquisition costs	0	(34)	(173)	(4)	(220)	(297)	39	(689)
Amortization of DAC	0	4	118	4	107	174	(15)	392
Operating expenses(4)	477	68	160	186	169	467	107	1,634
Variable expenses(4)	313	39	395	109	267	446	(21)	1,548
Other benefits and expenses(5)	0	124	1	0	(48)	33	0	110
Total benefits and expenses	814	3,111	995	1,562	1,385	3,638	336	11,841
Total pre-tax income	$229	$396	$326	$125	$108	$761	$(280)	$1,665	$(925)	$740

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(516)
Change in value of market risk benefits, net of related hedging gains (losses)								(426)
Market experience updates								42
Divested and Run-off Businesses:
Closed Block division								(18)
Other Divested and Run-off Businesses								12
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(18)
Other adjustments								(1)
Total reconciling items								(925)
Total GAAP pre-tax income								$740

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$2,758	$11	$1,272	$241	$3,002	$(7)	$7,277	$543	$7,820
Policy charges and fee income	0	8	312	165	510	80	(14)	1,061	24	1,085
Net investment income	14	1,142	496	128	762	1,390	286	4,218	631	4,849
Asset management fees, commissions and other income	949	133	435	21	16	40	(301)	1,293	(164)	1,129
Total revenues	963	4,041	1,254	1,586	1,529	4,512	(36)	13,849	1,034	14,883
Benefits and expenses:
Policyholders' benefits	0	3,718	39	1,140	787	2,446	(7)	8,123
Interest credited to policyholders' account balances	0	153	245	36	209	288	21	952
Interest expense	26	9	19	4	250	(2)	174	480
Deferral of acquisition costs	0	(15)	(164)	(4)	(219)	(268)	56	(614)
Amortization of DAC	0	2	98	2	110	161	(10)	363
Operating expenses(4)	445	60	142	185	118	428	133	1,511
Variable expenses(4)	286	20	448	102	266	399	(32)	1,489
Other benefits and expenses(5)	0	(456)	(12)	0	95	358	0	(15)
Total benefits and expenses	757	3,491	815	1,465	1,616	3,810	335	12,289
Total pre-tax income	$206	$550	$439	$121	$(87)	$702	$(371)	$1,560	$(145)	$1,415

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								175
Change in value of market risk benefits, net of related hedging gains (losses)								(297)
Market experience updates								47
Divested and Run-off Businesses:
Closed Block division								(60)
Other Divested and Run-off Businesses								38
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(43)
Other adjustments								(5)
Total reconciling items								(145)
Total GAAP pre-tax income								$1,415

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$3,871	$37	$2,745	$469	$5,766	$(16)	$12,872	$1,110	$13,982
Policy charges and fee income	0	12	563	381	1,072	180	(30)	2,178	228	2,406
Net investment income	79	2,491	1,311	267	1,391	2,920	660	9,119	1,237	10,356
Asset management fees, commissions and other income	1,949	238	748	42	76	271	(575)	2,749	(2,297)	452
Total revenues	2,028	6,612	2,659	3,435	3,008	9,137	39	26,918	278	27,196
Benefits and expenses:
Policyholders' benefits	0	5,144	157	2,526	1,468	5,226	(9)	14,512
Interest credited to policyholders' account balances	0	370	680	67	361	716	24	2,218
Interest expense	45	32	25	10	514	0	422	1,048
Deferral of acquisition costs	0	(61)	(355)	(4)	(422)	(603)	72	(1,373)
Amortization of DAC	0	10	227	6	217	339	(31)	768
Operating expenses(4)	981	139	304	380	289	903	262	3,258
Variable expenses(4)	617	71	824	236	538	909	(6)	3,189
Other benefits and expenses(5)	0	99	7	0	(31)	38	0	113
Total benefits and expenses	1,643	5,804	1,869	3,221	2,934	7,528	734	23,733
Total pre-tax income	$385	$808	$790	$214	$74	$1,609	$(695)	$3,185	$(1,525)	$1,660

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(762)
Change in value of market risk benefits, net of related hedging gains (losses)								(777)
Market experience updates								81
Divested and Run-off Businesses:
Closed Block division								(40)
Other Divested and Run-off Businesses								(39)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(15)
Other adjustments								27
Total reconciling items								(1,525)
Total GAAP pre-tax income								$1,660

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$13,055	$39	$2,570	$487	$6,141	$(9)	$22,283	$1,074	$23,357
Policy charges and fee income	0	14	618	340	1,013	160	(28)	2,117	24	2,141
Net investment income	(29)	2,234	940	264	1,568	2,802	559	8,338	1,275	9,613
Asset management fees, commissions and other income	1,982	276	878	46	41	122	(528)	2,817	464	3,281
Total revenues	1,953	15,579	2,475	3,220	3,109	9,225	(6)	35,555	2,837	38,392
Benefits and expenses:
Policyholders' benefits	0	14,576	79	2,389	1,637	5,213	(12)	23,882
Interest credited to policyholders' account balances	0	307	446	76	415	567	43	1,854
Interest expense	50	26	33	6	550	(3)	347	1,009
Deferral of acquisition costs	(1)	(34)	(314)	(10)	(414)	(561)	73	(1,261)
Amortization of DAC	1	4	191	3	226	320	(20)	725
Operating expenses(4)	939	123	287	371	301	884	438	3,343
Variable expenses(4)	589	45	872	219	517	820	(69)	2,993
Other benefits and expenses(5)	0	(459)	2	0	85	387	0	15
Total benefits and expenses	1,578	14,588	1,596	3,054	3,317	7,627	800	32,560
Total pre-tax income	$375	$991	$879	$166	$(208)	$1,598	$(806)	$2,995	$(190)	$2,805

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								112
Change in value of market risk benefits, net of related hedging gains (losses)								(174)
Market experience updates								15
Divested and Run-off Businesses:
Closed Block division								(63)
Other Divested and Run-off Businesses								3
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(70)
Other adjustments								(13)
Total reconciling items								(190)
Total GAAP pre-tax income								$2,805
__________
(1)The Individual Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)The amounts for the three and six months ended June 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies segment. See “—Adjusted Operating Income” above for additional information. Prior period amounts have been updated to conform to current period presentation.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025	December 31, 2024
	(in millions)
Assets by segment:
PGIM	$37,454	$36,044
U.S. Businesses:
Institutional Retirement Strategies	130,095	126,842
Individual Retirement Strategies	153,867	150,151
Retirement Strategies	283,962	276,993
Group Insurance	40,408	39,340
Individual Life	125,793	122,590
Total U.S. Businesses	450,163	438,923
International Businesses	191,258	180,038
Corporate and Other	31,619	31,767
Closed Block division	48,458	48,815
Total assets per Unaudited Interim Consolidated Financial Statements	$758,952	$735,587

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
PGIM segment intersegment revenues	$222	$204	$446	$411

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Asset-based management fees	$841	$853	$1,695	$1,685
Performance-based incentive fees	25	19	32	61
Other fees	116	129	239	254
Total asset management and service fees	$982	$1,001	$1,966	$2,000

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

In March 2025, the Company entered into an agreement with Prismic Re International, a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. In connection with this transaction, the Company invested an additional $103 million in Prismic to maintain its 20% equity interest in Prismic. PGIM also provides investment management services on a large portion of Prismic Re International’s assets.

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

The related party balances with Prismic, Prismic Re and Prismic Re International impacted the Company’s balance sheet as of the periods indicated as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables and deposit receivables	$15,315	$9,084
Other assets	$163	$187
Reinsurance and funds withheld payables (includes $45 and $(91) of embedded derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)	$7,776	$7,796
Accumulated other comprehensive income (loss)	$(172)	$(139)

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both June 30, 2025 and December 31, 2024. As part of the transaction with Prismic Re International, the Company provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic, Prismic Re and Prismic Re International impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Premiums	$(13)	$19	$(16)	$15
Asset management and service fees	15	9	28	18
Other income (loss)	99	35	160	74
Realized investment gains(losses), net	(33)	114	(270)	318
Policyholders’ benefits	(70)	(70)	(141)	(141)
Change in estimates of liability for future policy benefits	(14)	20	(17)	16
Amortization of deferred policy acquisition costs	(3)	0	(4)	0
General and administrative expenses	14	8	17	19
Income (loss) from related parties, before income taxes	141	219	47	531
Other comprehensive income (loss), before tax	(24)	(224)	(33)	(92)
Total comprehensive income (loss), before tax	$117	$(5)	$14	$439

	Six Months Ended June 30,
	2025	2024
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$270	$(318)
Change in:
Deferred policy acquisition costs	$(4)	$0
Reinsurance related-balances	$(404)	$(369)
Other, net	$21	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Other, net	$(64)	$0
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$167	$180
21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2025	December 31, 2024
	(in millions)
Total outstanding mortgage loan commitments	$3,164	$2,552
Portion of commitment where prearrangement to sell to investor exists	$779	$578

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $4 million and $2 million as of June 30, 2025 and December 31, 2024, respectively. The change in allowance was $2 million for both the three and six months ended June 30, 2025 and $0 million for both the three and six months ended June 30, 2024.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2025	December 31, 2024
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$12,033	$11,664
Expected to be funded from separate accounts	$257	$0
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2025 or 2024.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2025	December 31, 2024
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,054	$5,015
Fair value of related collateral associated with above indemnifications(1)	$5,167	$5,119
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million and $240 million related to securities repurchase transactions as of June 30, 2025 and December 31, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	June 30, 2025	December 31, 2024
	(in millions)
Guaranteed value of third-parties’ assets	$77,495	$76,416
Fair value of collateral supporting these assets	$73,402	$71,423
Asset (liability) associated with guarantee, carried at fair value	$(16)	$(1)

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2025	December 31, 2024
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,359	$3,272
First-loss exposure portion of above	$966	$942
Accrued liability associated with guarantees(1)	$23	$25
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $11 million and $12 million as of June 30, 2025 and December 31, 2024, respectively. The change in allowance was a reduction of $0 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and a reduction of $1 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $26,327 million and $25,763 million of mortgages subject to these loss-sharing arrangements as of June 30, 2025 and December 31, 2024, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the six months ended June 30, 2025 or 2024.

Other Guarantees

	June 30, 2025	December 31, 2024
	(in millions)
Other guarantees where amount can be determined	$288	$289
Accrued liability for other guarantees and indemnifications	$31	$32

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of June 30, 2025, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Securities Litigation

Donel Davidson v. Charles F. Lowrey, et al.

In March 2025, plaintiffs filed a motion seeking preliminary approval of the settlement notice and preliminary approval of the proposed settlement of the derivative litigation (“the Settlement”). In April 2025, the court issued an order granting the motion for preliminary approval of the Settlement. In June 2025, the Court granted final approval of the Settlement and issued a final judgment dismissing the action with prejudice. This matter is now closed.

Daniel Plaut v. Prudential Financial, Inc.

In July 2025, the parties entered into a Stipulation of Dismissal with Prejudice. This matter is now closed.

Shareholder Demands

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and six months ended June 30, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.580 trillion of assets under management as of June 30, 2025, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Regulatory Developments

H.R.1 — One Big Beautiful Bill Act (the “Tax Act of 2025”)

See Note 14 to the Unaudited Interim Consolidated Financial Statements for information about tax law changes included in the Tax Act of 2025.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels, rates began to increase in 2022 and have continued to sustain higher levels through the first six months of 2025, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. operations has approximately $220 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2025, with an average portfolio yield of approximately 5.0%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.2% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $220 billion of fixed maturity securities and commercial mortgage loans are approximately $184 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $184 billion, approximately 54% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2025
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$204
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$241

The $204 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

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

Closed Block Division

Substantially all of the $47 billion of general account investments in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the Closed Block.

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in 2024 and through the first six months of 2025.

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

The portion of the general account supporting our Japanese operations has approximately $144 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of June 30, 2025, with an average portfolio yield of approximately 3.0%. Our Japanese operations have continued to invest in U.S. dollar (“USD”)-denominated assets supporting our USD-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.3% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $144 billion of fixed maturity securities and commercial mortgage loans are approximately $13 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $13 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2025
(in billions)
Insurance products with fixed and guaranteed terms	$110
Contracts with a market value adjustment if canceled before maturity	39
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$158

The $110 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $39 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues	$13,726	$14,883	$27,196	$38,392
Benefits and expenses	12,986	13,468	25,536	35,587
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	740	1,415	1,660	2,805
Income tax expense (benefit)	195	264	402	553
Income (loss) before equity in earnings of joint ventures and other operating entities	545	1,151	1,258	2,252
Equity in earnings of joint ventures and other operating entities, net of taxes	21	20	50	70
Net income (loss)	566	1,171	1,308	2,322
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	33	(27)	68	(14)
Net income (loss) attributable to Prudential Financial, Inc.	$533	$1,198	$1,240	$2,336

Three Month Comparison. The $665 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2025 compared to the second quarter of 2024 reflected the following notable items on a pre-tax basis:

•$691 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$129 million unfavorable variance reflecting the change in value of MRBs, net of related hedging gains (losses).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $105 million favorable variance from higher adjusted operating income from our business segments, including a $52 million unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements (see “Segment Results of Operations” for additional information).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $69 million favorable variance from income taxes, primarily driven by the decrease in pre-tax earnings, as described above.

Six Month Comparison. The $1,096 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2025 compared to the first six months of 2024 reflected the following notable items on a pre-tax basis:

•$874 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments; and
•$603 million unfavorable variance reflecting the change in value of MRBs, net of related hedging gains (losses).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $190 million favorable variance from higher adjusted operating income from our business segments, including the unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above (see “Segment Results of Operations” for additional information).

“Net income (loss) attributable to Prudential Financial, Inc.” also reflected a $151 million favorable variance from income taxes, primarily driven by the decrease in pre-tax earnings, as described above.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” below for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annual Reviews and Update of Assumptions and Other Refinements

During the second quarter of each year, we perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions; however, if relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. These assumptions are generally reviewed annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is also indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

	Three and Six Months Ended June 30,
	2025	2024
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement Strategies	$(113)	$140
Group Insurance	11	25
Individual Life	58	(98)
Total U.S. Businesses	(44)	67
International Businesses	(2)	(55)
Corporate and Other	0	(6)
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(46)	6
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments	146	831
Change in value of market risk benefits, net of related hedging gains (losses)	(263)	(88)
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses	(7)	110
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(170)	$859

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as presented in the Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$229	$206	$385	$375
U.S. Businesses:
Retirement Strategies(1)	722	989	1,598	1,870
Group Insurance	125	121	214	166
Individual Life	108	(87)	74	(208)
Total U.S. Businesses(1)	955	1,023	1,886	1,828
International Businesses	761	702	1,609	1,598
Corporate and Other	(280)	(371)	(695)	(806)
Total segment adjusted operating income before income taxes(1)	1,665	1,560	3,185	2,995
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(516)	175	(762)	112
Change in value of market risk benefits, net of related hedging gains (losses)	(426)	(297)	(777)	(174)
Market experience updates	42	47	81	15
Divested and Run-off Businesses(3):
Closed Block division	(18)	(60)	(40)	(63)
Other Divested and Run-off Businesses	12	38	(39)	3
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(18)	(43)	(15)	(70)
Other adjustments(5)	(1)	(5)	27	(13)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$740	$1,415	$1,660	$2,805
__________
(1)The amounts for the three and six months ended June 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Retirement Strategies segment. See “—Retirement Strategies” for additional information. Prior period amounts have been updated to conform to current period presentation.
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

Segment results for the period presented above reflect the following:

PGIM. Results for both the second quarter and the first six months of 2025 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees, partially offset by higher expenses. Results for the first six months of 2025 also reflected lower net other related revenues.

Retirement Strategies. Results for both the second quarter and the first six months of 2025 decreased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased for both periods, primarily driven by lower net fee income and higher expenses, partially offset by higher net investment spread results and more favorable reserve experience.

Group Insurance. Results for both the second quarter and the first six months of 2025 increased in comparison to the prior year periods, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased for both periods, primarily reflecting higher underwriting results.

Individual Life. Results for both the second quarter and the first six months of 2025 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, the results for both periods increased, primarily driven by higher underwriting results, partially offset by lower net investment spread results.

International Businesses. Results for both the second quarter and the first six months of 2025 increased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the second quarter of 2025 increased, primarily driven by higher underwriting results and higher net investment spread results, partially offset by higher expenses. Results for the first six months decreased, primarily driven by lower surrender charges and higher expenses, partially offset by higher underwriting results.

Corporate and Other. Results for both the second quarter and the first six months of 2025 reflected decreased losses in comparison to the prior year periods, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for both the second quarter and the first six months of 2025 increased in comparison to the prior year periods. Results for the second quarter of 2025 were driven by higher net investment activity results, partially offset by changes in the policyholder dividend obligation, while results for the first six months of 2025 were driven by lower net investment activity results that were more than offset by changes in the policyholder dividend obligation.

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

	June 30, 2025	December 31, 2024
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$7.6	$6.1
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$7.9	$6.4
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $86.0 billion and $83.2 billion as of June 30, 2025 and December 31, 2024, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(2)	$3	$1	$6
PGIM	(1)	0	(1)	0
Impact of intercompany arrangements(1)	(3)	3	0	6
Corporate and Other:
Impact of intercompany arrangements(1)	3	(3)	0	(6)
Settlement gains (losses) on forward currency contracts(2)	(2)	(6)	1	(9)
Net benefit (detriment) to Corporate and Other	1	(9)	1	(15)
Net impact on consolidated revenues and adjusted operating income	$(2)	$(6)	$1	$(9)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of both June 30, 2025 and 2024, the total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.0 billion and $1.1 billion as of June 30, 2025 and December 31, 2024, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 1% of the $1.0 billion balance as of June 30, 2025 will be recognized throughout the remainder of 2025, approximately 5% will be recognized in 2026, and the remaining balance will be recognized from 2027 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.8% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 1.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2025 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.5% over ten years, and increased our long-term expectation of the 10-year Japanese Government Bond yield by 25 basis points and now grade to a rate of 1.5% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating results(1):
Revenues	$1,043	$963	$2,028	$1,953
Expenses	814	757	1,643	1,578
Adjusted operating income	229	206	385	375
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	42	7	52	18
Other adjustments(2)	(1)	(5)	27	(13)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$270	$208	$464	$380
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $23 million, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of related expenses. These impacts were partially offset by higher operating expenses, as well as lower service, distribution and other revenues, net of related expenses.

Six Month Comparison. Adjusted operating income increased $10 million, primarily reflecting higher asset management fees, net of related expenses. These impacts were partially offset by higher operating expenses and lower other related revenues, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party(1)	$387	$365	$774	$733
Retail - Third Party(1)	219	212	444	416
Affiliated(1)(2)	219	200	435	402
Total asset management fees	825	777	1,653	1,551
Other related revenues by source:
Incentive fees	24	19	34	60
Transaction fees	5	10	12	14
Seed and co-investments	28	30	34	71
Commercial mortgage(3)	25	12	40	19
Total other related revenues	82	71	120	164
Service, distribution and other revenues	136	115	255	238
Total revenues	$1,043	$963	$2,028	$1,953
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(3)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Three Month Comparison. Revenues increased $80 million. Asset management fees increased, primarily reflecting asset growth driven by the impact of equity market and fixed income appreciation, net inflows and strong investment performance. Service, distribution and other revenues increased, primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues increased, primarily reflecting higher commercial mortgage origination revenues driven by higher loan production and higher incentive fees driven by more favorable investment performance, partially offset by lower transaction fees.

Expenses increased $57 million, primarily reflecting higher operating expenses, driven by higher compensation expenses, primarily due to business growth, as well as higher variable expenses corresponding to higher revenues from certain consolidated funds, as described above.

Six Month Comparison. Revenues increased $75 million. Asset management fees increased, primarily reflecting asset growth driven by the impact of equity market and fixed income appreciation, net inflows and strong investment performance. Service, distribution and other revenues increased, primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). These variances were partially offset by lower other related revenues, primarily reflecting lower seed and co-investments results and lower incentive fees driven by less favorable investment performance, partially offset by higher commercial mortgage origination revenues driven by higher loan production.

Expenses increased $65 million, primarily reflecting higher operating expenses, including higher compensation expenses, primarily due to business growth, partially offset by decreases related to certain long-term employee compensation plans. Also contributing to the increase were higher variable expenses corresponding to higher fee-based earnings and higher revenues from certain consolidated funds, as described above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	June 30, 2025	December 31, 2024	June 30, 2024
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$226.8	$215.7	$208.6
Public fixed income	877.7	832.2	807.4
Real estate	132.3	127.2	127.0
Private credit and other alternatives	123.6	118.0	113.3
Multi-asset	80.3	82.1	71.8
Total PGIM assets under management	$1,440.7	$1,375.2	$1,328.1

Assets under management within other reporting segments(2)	139.6	137.2	153.9
Total PFI assets under management	$1,580.3	$1,512.4	$1,482.0
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

The following table sets forth assets under management by source as of the dates indicated:

	June 30, 2025	December 31, 2024	June 30, 2024
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party(1)	$647.6	$601.1	$585.2
Retail - Third Party(1)	256.7	244.9	234.5
Affiliated(1)(2)	536.4	529.2	508.4
Total PGIM assets under management	$1,440.7	$1,375.2	$1,328.1

Assets under management within other reporting segments(3)	139.6	137.2	153.9
Total PFI assets under management	$1,580.3	$1,512.4	$1,482.0
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2024	2025	2024	2025
	(in billions)
Beginning assets under management	$1,385.3	$1,341.4	$1,375.2	$1,298.1	$1,328.1
Institutional third-party flows(1)	2.6	(6.4)	10.2	21.7	10.2
Retail third-party flows	(2.8)	(0.6)	(3.0)	(0.1)	(1.5)
Total third-party flows(1)	(0.2)	(7.0)	7.2	21.6	8.7
Affiliated flows(1)(2)	0.6	1.9	0.5	9.1	15.9
Total net flows(1)	0.4	(5.1)	7.7	30.7	24.6
Realizations and distributions(1)(3)	(2.3)	(2.6)	(6.6)	(4.7)	(11.8)
Market appreciation (depreciation)(4)	53.5	4.5	58.5	23.4	95.7
Foreign exchange rate impact	4.7	(4.1)	8.5	(10.0)	9.1
Net money market activity and other increases (decreases)	(0.9)	(6.0)	(2.6)	(9.4)	(5.0)
Ending assets under management	$1,440.7	$1,328.1	$1,440.7	$1,328.1	$1,440.7
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(3)Realizations reflect proceeds from the disposition or monetization of assets from closed end funds and from collateralized loan obligations. Distributions reflect income and dividend distributions related to certain closed and open ended private alternative funds and collateralized loan obligations.
(4)Includes income reinvestment, where applicable.

PGIM’s assets under management as of June 30, 2025 increased $113 billion in comparison to the prior year quarter, primarily driven by fixed income and equity market appreciation, net inflows and strong investment performance. PGIM’s assets under management as of June 30, 2025 increased $66 billion in comparison to the prior year end, primarily driven by fixed income and equity market appreciation, favorable foreign exchange rate impacts and net inflows.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2025, these asset classes increased $10.7 billion compared to December 31, 2024, primarily reflecting private capital net inflows, market appreciation and favorable foreign exchange rate impacts, partially offset by realizations and distributions.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in billions)
Private capital deployed:
Real estate debt and equity	$6.5	$5.5	$11.1	$7.5
Private credit and equity(1)	5.3	6.4	11.3	11.0
Total private capital deployed(1)	$11.8	$11.9	$22.4	$18.5
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Seed and Co-Investments

As of June 30, 2025 and December 31, 2024, PGIM had approximately $1,192 million and $1,079 million of seed investments and $437 million and $415 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, private credit and other alternatives, and real estate investments.

Retirement Strategies

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating results(1):
Revenues:
Institutional Retirement Strategies	$3,507	$4,041	$6,612	$15,579
Individual Retirement Strategies	1,321	1,254	2,659	2,475
Total revenues	4,828	5,295	9,271	18,054
Benefits and expenses:
Institutional Retirement Strategies	3,111	3,491	5,804	14,588
Individual Retirement Strategies	995	815	1,869	1,596
Total benefits and expenses	4,106	4,306	7,673	16,184
Adjusted operating income:
Institutional Retirement Strategies	396	550	808	991
Individual Retirement Strategies	326	439	790	879
Total adjusted operating income	722	989	1,598	1,870
Realized investment gains (losses), net, and related charges and adjustments	(281)	401	(530)	132
Change in value of market risk benefits, net of related hedging gains (losses)	(429)	(306)	(786)	(186)
Market experience updates	(7)	0	(7)	0
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	0	2	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$6	$1,084	$277	$1,817
__________
(1)The amounts for the three and six months ended June 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See below for additional information.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $47 million and $81 million for the three and six months ended June 30, 2024, respectively.

Our Individual Retirement Strategies business includes both fixed and variable annuities that may include optional guaranteed living benefit riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or optional death benefit riders (e.g., guaranteed minimum death benefits (“GMDB”)). We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine (subject to certain contractual minimums) or at rates based upon the performance of an index (subject to caps or participation rates), as well as indexed variable annuities that provide several index crediting strategies and varying levels of downside protection at predetermined levels and durations. The results of our business are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

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

Under U.S. GAAP, policyholder liabilities associated with our fixed and variable indexed annuity products are recorded in “Policyholders’ account balances,” and include both the contract value that has accrued to the benefit of the policyholder and the fair value of embedded derivative instruments associated with the index-linked features for these products. The change in the liability for these products is measured utilizing a valuation methodology required under U.S GAAP, and includes the fair value of all index credits for the current term and future projected renewals of the policy. For the purpose of measuring segment performance, however, adjusted operating income reflects only the change in the liability associated with the current term elected by the policyholder, which is the component of the liability the Company hedges based on current contractual index-crediting terms, and which is offset by the change in the value of the corresponding hedge assets. Adjusted operating income excludes the change in the liability associated with all future projected renewals, which the Company does not hedge, consistent with the Company and policyholder optionality that exists at renewal.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $154 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a $32 million net charge from this update, while results for 2024 included a net benefit of $132 million. Excluding this item, adjusted operating income increased $10 million primarily driven by more favorable underwriting results, partially offset by higher operating expenses.

Adjusted operating income from our Individual Retirement Strategies business decreased $113 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2025 included a net charge of $81 million, mainly due to the establishment of reserves for certain fixed annuity products, while the results for the second quarter of 2024 included a net benefit of $8 million. Excluding this item, adjusted operating income decreased $24 million primarily driven by lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets, and higher amortization costs. These variances were partially offset by higher net investment spread results due to growth in indexed variable annuities and higher income on non-coupon investments, partially offset by the impact of lower short-term interest rates.

Six Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $183 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $19 million, primarily driven by lower net investment spread results reflecting lower income on non-coupon investments and derivatives, partially offset by higher income driven by an increase in account values from business growth, and higher operating expenses. These variances were partially offset by more favorable underwriting results.

Adjusted operating income from our Individual Retirement Strategies business decreased $89 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income remained unchanged reflecting lower fee income, net of distribution expenses, resulting from lower average separate account values due to net outflows, partially offset by favorable equity markets, and higher amortization costs. These variances were offset by higher net investment spread results due to the growth in indexed variable annuities and higher income on non-coupon investments, partially offset by the impact of lower short-term interest rates.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $534 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $922 million primarily reflecting lower pension risk transfer premiums due to lower sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below. This variance was partially offset by higher net investment income driven by business growth.

Benefits and expenses of our Institutional Retirement Strategies business decreased $380 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $932 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums discussed above, partially offset by higher benefits driven by business growth.

Revenues from our Individual Retirement Strategies business increased $67 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $59 million primarily driven by higher net investment income due to growth in indexed variable and fixed annuities, and higher income from non-coupon investments. This variance was partially offset by lower asset management and service fees, as well as lower policy charges and fee income driven by lower average separate account values due to net outflows, partially offset by favorable equity markets. Also contributing to the variance was lower other income driven by the impact of less favorable short-term interest rates on collateral posted to counterparties.

Benefits and expenses of our Individual Retirement Strategies business increased $180 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $83 million primarily driven by higher interest credited to policyholders’ account balances and higher amortizations costs, partially offset by lower general and administrative expenses, net of capitalization.

Six Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $8,967 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $9,355 million. This decrease primarily reflected lower pension risk transfer premiums due to the absence of significant sales that occurred in the prior year period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $8,784 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $9,336 million. Policyholders’ benefits, including changes in reserves, decreased primarily related to the lower pension risk transfer premiums discussed above, partially offset by higher benefits driven by business growth.

Revenues from our Individual Retirement Strategies business increased $184 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $176 million primarily driven by higher net investment income from growth in indexed variable and fixed annuities, and higher income from non-coupon investments. This variance was partially offset by lower asset management and service fees, as well as lower policy charges and fee income driven by lower average separate account values due to net outflows, partially offset by favorable equity markets. Also contributing to the variance was lower other income driven by the impact of less favorable short-term interest rates on collateral posted to counterparties.

Benefits and expenses of our Individual Retirement Strategies business increased $273 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $176 million, primarily driven by higher interest credited to policyholders’ account balances and higher amortization costs, partially offset by lower general and administrative expenses, net of capitalization.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2024	2025	2024	2025
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$293,930	$274,630	$288,202	$267,654	$274,128
Additions(2)	8,854	4,011	15,905	15,001	37,235
Withdrawals and benefits	(5,525)	(6,164)	(12,167)	(12,581)	(24,913)
Change in market value, interest credited and interest income	2,355	1,919	5,159	4,574	11,175
Other(3)	7,692	(268)	10,207	(520)	9,681
Ending total account value, gross	307,306	274,128	307,306	274,128	307,306
Reinsurance ceded	(8,899)	(9,129)	(8,899)	(9,129)	(8,899)
Ending total account value, net	$298,407	$264,999	$298,407	$264,999	$298,407
__________
(1)Beginning total account values, net of reinsurance ceded, were $284,978 million and $265,451 million for the three months ended June 30, 2025 and 2024, respectively, $279,191 million and $258,417 million for the six months ended June 30, 2025 and 2024, respectively, and $264,999 million for the twelve months ended June 30, 2025.
(2)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued calculated based on premiums received.
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pound sterling denominated reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2025 and 2024, “Other” activity also includes $1,250 million in receipts offset by $1,126 million in payments, and $611 million in receipts offset by $918 million in payments, respectively, and for the six months ended June 30, 2025 and 2024, includes $2,052 million in receipts offset by $2,082 million in payments and $1,683 million in receipts offset by $1,851 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies net account values for the three and six months ended June 30, 2025 reflects the positive impact of foreign exchange rate changes, net additions primarily driven by longevity reinsurance transactions, interest credited on customer funds and an increase in the market values of assets.

The increase in Institutional Retirement Strategies net account values for the twelve months ended June 30, 2025 reflects net additions primarily driven by longevity reinsurance transactions, the positive impact of foreign exchange rate changes, interest credited on customer funds and an increase in the market values of assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2024	2025	2024	2025
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$135,826	$134,700	$138,639	$129,708	$135,375
Sales	3,143	3,486	6,622	6,800	13,889
Full surrenders and death benefits	(2,609)	(2,789)	(5,501)	(5,354)	(11,240)
Sales, net of full surrenders and death benefits	534	697	1,121	1,446	2,649
Partial withdrawals and other benefit payments	(1,260)	(1,221)	(2,676)	(2,511)	(5,345)
Net flows	(726)	(524)	(1,555)	(1,065)	(2,696)
Change in market value, interest credited and other activity	8,005	1,748	6,524	7,829	12,003
Policy charges	(513)	(549)	(1,016)	(1,097)	(2,090)
Ending total account value, gross	142,592	135,375	142,592	135,375	142,592
Reinsurance ceded	(11,073)	(11,476)	(11,073)	(11,476)	(11,073)
Ending total account value, net(2)	$131,519	$123,899	$131,519	$123,899	$131,519
__________
(1)Beginning total account values, net, were $124,074 million and $123,012 million for the three months ended June 30, 2025 and 2024, respectively, $127,120 million and $117,911 million for the six months ended June 30, 2025 and 2024, respectively, and $123,899 million for the twelve months ended June 30, 2025.
(2)Includes net variable and fixed annuities sold as retail investment products. Variable annuity account values were $118,955 million and $115,281 million as of June 30, 2025 and 2024, respectively. Fixed annuity account values were $12,564 million and $8,618 million as of June 30, 2025 and 2024, respectively.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three months ended June 30, 2025 decreased in comparison to the prior year period driven by lower sales of indexed variable annuities products, partially offset by lower full surrenders and higher sales of fixed annuities products. Sales, net of full surrenders and death benefits, for the six months ended June 30, 2025 decreased in comparison to the prior year period driven by lower sales of fixed annuities products and higher full surrenders, partially offset by higher sales of indexed variable annuities products.

The increase in Individual Retirement Strategies net account values for the three months, six month and twelve months ended June 30, 2025 reflects market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of (i) Product Design Features, and (ii) our Asset Liability Management Strategy, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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

	June 30, 2025		December 31, 2024		June 30, 2024
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$62,571	49%	$64,856	52%	$68,434	55%
ALM strategy only(3)	1,713	1%	1,782	1%	1,891	2%
Automatic rebalancing only	63	0%	77	0%	78	0%
External reinsurance(4)	10,151	8%	10,665	9%	11,386	9%
PDI	1,292	1%	1,342	1%	1,415	1%
Other products	1,524	1%	1,553	1%	1,582	1%
Total living benefit/GMDB features	77,314		80,275		84,786
GMDB features and other(5)	50,034	40%	45,338	36%	39,766	32%
Total variable annuity account value	$127,348		$125,613		$124,552
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes retained PDI which is presented separately within this table.
(4)Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $8 billion of account values in relation to the PDI reinsurance transaction, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results Excluded from Adjusted Operating Income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$447	$228	$(205)	$1,796
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)(4)	61	859	(228)	934
Change in the NPR adjustment, excluding changes recognized in OCI	9	(14)	60	(65)
Change in the fair value of hedge assets(5)	(863)	(518)	(520)	(1,972)
Other(6)	(100)	(97)	(63)	(157)
Total Individual Retirement Strategies results excluded from adjusted operating income	(446)	458	(956)	536
Total Institutional Retirement Strategies results excluded from adjusted operating income	(270)	(363)	(365)	(589)
Total results excluded from adjusted operating income	$(716)	$95	$(1,321)	$(53)
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets.”
(3)The amounts for the three and six months ended June 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See above for additional information.

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

For the three and six months ended June 30, 2025, the losses of $716 million and $1,321 million were primarily driven by the net impact of interest rate changes on MRBs and other liabilities, net of hedging, losses on foreign currency hedges, and an unfavorable impact from our annual reviews and update of assumptions and other refinements. The results for the three months ended June 30, 2025 were partially offset by the impact of favorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Operating results:
Revenues	$1,687	$1,586	$3,435	$3,220
Benefits and expenses	1,562	1,465	3,221	3,054
Adjusted operating income	125	121	214	166
Realized investment gains (losses), net, and related charges and adjustments	(28)	(22)	(49)	(30)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$97	$99	$165	$136
Benefits ratios(1)(2)(3):
Group life	82.4%	85.3%	84.8%	87.7%
Group disability	74.7%	64.1%	70.3%	67.8%
Total Group Insurance	80.2%	79.4%	80.8%	82.1%
Administrative expense ratios(2)(4)(5):
Group life	11.5%	11.4%	11.1%	11.4%
Group disability	24.8%	25.0%	25.3%	24.6%
Total Group Insurance	15.2%	15.1%	15.0%	15.1%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 83.1%, 75.3% and 80.9% for the three months ended June 30, 2025, respectively; 85.2%, 70.6% and 81.1% for the six months ended June 30, 2025, respectively; 85.3%, 70.4% and 81.1% for the three months ended June 30, 2024, respectively; and 87.7%, 70.9% and 82.9% for the six months ended June 30, 2024, respectively.
(4)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.
(5)Prior period ratios have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $4 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2025 and 2024 included net benefits from this update of $11 million and $25 million, respectively. Excluding this item, adjusted operating income increased $18 million, primarily reflecting higher underwriting results in our group life business driven by more favorable mortality experience on non-experience-rated contracts. This variance was partially offset by lower underwriting results in our group disability business driven by less favorable claims experience on long-term disability contracts, as well as higher variable and operating expenses, largely supporting business growth.

Six Month Comparison. Adjusted operating income increased $48 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $62 million, primarily reflecting higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts and a positive impact from a reserve refinement for certain experience-rated contracts. Also contributing to the increase were higher underwriting results in our group disability business driven by more favorable claims experience on long-term disability contracts. These favorable variances were partially offset by higher variable and operating expenses, largely supporting business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $101 million primarily reflecting higher premiums and policy charges and fee income, driven by business growth in our group life and group disability businesses.

Benefits and expenses increased $97 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $83 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, as well as higher general and administrative expenses, both largely driven by business growth, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business.

Six Month Comparison. Revenues increased $215 million primarily reflecting higher premiums and policy charges and fee income, driven by business growth in our group life and group disability businesses, as well as a positive impact from a reserve refinement for certain experience-rated contracts.

Benefits and expenses increased $167 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $153 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, as well as higher general and administrative expenses, both largely driven by business growth, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business and more favorable claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Annualized new business premiums(1):
Group life	$35	$27	$260	$216
Group disability	42	19	217	208
Total	$77	$46	$477	$424
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2025 increased $31 million compared to the prior year period, primarily driven by higher sales in the National market segment in both our group disability and group life businesses.

Total annualized new business premiums for the six months ended June 30, 2025 increased $53 million compared to the prior year period, primarily driven by higher sales in the Premier market segment in both our group life and group disability businesses, partially offset by lower sales in the National market segment in our group disability business, including lower supplemental health product sales, primarily reflecting the absence of outsized sales which occurred in the prior year period.

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

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Revenues	$1,493	$1,529	$3,008	$3,109
Benefits and expenses	1,385	1,616	2,934	3,317
Adjusted operating income	108	(87)	74	(208)
Realized investment gains (losses), net, and related charges and adjustments	(32)	(12)	(103)	(93)
Market experience updates	6	(14)	10	(69)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$82	$(113)	$(19)	$(370)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $195 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2025 included a net benefit of $58 million driven by impacts related to assumptions for mortality, policyholder behavior and other reserve refinements, while 2024 included a net charge of $98 million driven by unfavorable impacts related to assumptions for policyholder behavior. Excluding this item, adjusted operating income increased $39 million, primarily driven by higher underwriting results reflecting the ongoing favorable impact from the reinsurance transaction with Wilton Re and favorable mortality experience in the current quarter. This variance was partially offset by lower net investment spread results reflecting the absence of income on assets related to the reinsurance transaction with Wilton Re, and lower income on non-coupon investments, partially offset by lower financing costs resulting from the reinsurance transactions discussed above and the consolidation of our internal captive reinsurance arrangements in the fourth quarter of 2024.

Six Month Comparison. Adjusted operating income increased $282 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item adjusted operating income increased $126 million, primarily driven by higher underwriting results reflecting the ongoing favorable impact from the reinsurance transaction with Wilton Re, partially offset by unfavorable mortality experience in the current period. Also contributing to the increase were lower expenses reflecting the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024. These variances were partially offset by lower net investment spread results reflecting the absence of income on assets related to the reinsurance transaction with Wilton Re, and lower income on non-coupon investments, partially offset by lower financing costs resulting from the reinsurance transactions discussed above and the consolidation of our internal captive reinsurance arrangements in the fourth quarter of 2024.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $36 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $67 million, primarily driven by lower investment results and lower policy charges and fee income, reflecting the impacts from the reinsurance transaction with Wilton Re, partially offset by lower investment losses from derivative settlements.

Benefits and expenses decreased $231 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $106 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower interest credited on policyholders’ account balances as a result of the reinsurance transaction with Wilton Re and favorable mortality experience.

Six Month Comparison. Revenues decreased $101 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $132 million, primarily driven by lower investment results reflecting the absence of income on assets related to the reinsurance transaction with Wilton Re, partially offset by lower investment losses from derivative settlements and higher policy charges and fee income due to business growth and favorable equity market performance.

Benefits and expenses decreased $383 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $258 million, primarily driven by lower policyholders’ benefits, including changes in reserves, lower interest credited on policyholders’ account balances, as well as lower interest expense as a result of the reinsurance transaction with Wilton Re. Also contributing to the decrease were lower general and administrative expenses due to the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024. These variances were partially offset by unfavorable changes in estimates of the liability for future policy benefits.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$38	$122	$160	$38	$109	$147
Term Life	4	35	39	5	29	34
Universal Life	1	23	24	1	21	22
Total	$43	$180	$223	$44	$159	$203

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$71	$243	$314	$68	$195	$263
Term Life	8	63	71	9	56	65
Universal Life	2	46	48	2	40	42
Total	$81	$352	$433	$79	$291	$370

Total annualized new business premiums for the three and six months ended June 30, 2025 increased $20 million and $63 million, respectively, primarily reflecting higher third-party sales across all products.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Revenues	$4,399	$4,512	$9,137	$9,225
Benefits and expenses	3,638	3,810	7,528	7,627
Adjusted operating income	761	702	1,609	1,598
Realized investment gains (losses), net, and related charges and adjustments	(55)	(256)	147	(38)
Change in value of market risk benefits, net of related hedging gains (losses)	3	9	9	12
Market experience updates	38	58	75	81
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(42)	(13)	(71)	(49)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$705	$500	$1,769	$1,604

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $59 million, including an unfavorable comparative net impact of $9 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a net charge of $2 million in the second quarter of 2025, compared to a net charge of $55 million in the second quarter of 2024.

Excluding these items, adjusted operating income increased $15 million, primarily reflecting higher underwriting results, driven by business growth in Brazil, and higher earnings on joint ventures and other operating entities. Also contributing to the increase were higher net investment spread results, primarily driven by an increase in income on non-coupon investments, partially offset by the absence of income on assets related to the reinsurance of certain USD-denominated Japanese whole life policies, as discussed above. These variances were partially offset by lower surrender charges, as well as higher variable expenses, primarily due to business growth in Brazil, and higher operating expenses.

Six Month Comparison. Adjusted operating income increased $11 million, including an unfavorable comparative net impact of $17 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income decreased $25 million, primarily reflecting lower surrender charges, higher variable expenses due to business growth in Brazil, and lower net investment spread results, driven by the absence of income on assets related to the reinsurance of certain USD-denominated Japanese whole life policies, as discussed above. These variances were partially offset by higher underwriting results, primarily driven by business growth in Brazil.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $113 million, including a favorable comparative net impact of $63 million from currency fluctuations, and an unfavorable comparative net impact of $207 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $31 million, primarily reflecting higher income on non-coupon investments and higher earnings from joint ventures and other operating entities. Net investment income also increased, driven by higher reinvestment rates and growth in both variable and investment products in Japan, partially offset by the absence of income on assets related to the reinsurance of certain USD-denominated Japanese whole life policies, as discussed above. Lower premiums attributable to the decline of traditional life insurance business in force in Japan were partially offset by business growth in Brazil.

Benefits and expenses decreased $172 million, including an unfavorable comparative net impact of $72 million from currency fluctuations and a favorable comparative net impact of $260 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $16 million, primarily reflecting higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan, as discussed above, and higher general and administrative expenses, driven by business growth in Brazil. These variances were partially offset by lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, as discussed above, as well as favorable changes in estimates of the liability for future policy benefits.

Six Month Comparison. Revenues decreased $88 million, including an unfavorable comparative net impact of $36 million from currency fluctuations and the unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these items, revenues increased $155 million, primarily reflecting higher net investment income, driven by higher reinvestment rates and growth in both variable and investment products in Japan, partially offset by the absence of income on assets related to the reinsurance of certain USD-denominated Japanese whole life policies, as discussed above. Also contributing to the increases were higher income on non-coupon investments and higher earnings from joint ventures and other operating entities. Lower premiums attributable to the decline of traditional life insurance business in force in Japan were partially offset by the absence of the impact from higher ceded reinsurance in the prior year period and business growth in Brazil.

Benefits and expenses decreased $99 million, including a favorable comparative net impact of $19 million from currency fluctuations and the net favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these items, benefits and expenses increased $180 million, primarily reflecting higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan, as discussed above, and higher general and administrative expenses, driven by business growth in Brazil. Also contributing to the increases were higher policyholders’ benefits, including changes in reserves, reflecting the absence of the impact from higher ceded reinsurance in the prior year period, partially offset by the decline of traditional life insurance business in force in Japan, as discussed above. These variances were partially offset by favorable changes in estimates of the liability for future policy benefits.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$541	$519	$1,117	$1,036
On a constant exchange rate basis	$541	$521	$1,127	$1,029

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our yen-denominated product offerings as a result of growing demand for these products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$84	$20	$63	$47	$214	$79	$17	$64	$38	$198
Life Consultants	21	5	16	109	151	22	4	16	80	122
Banks	24	2	0	67	93	35	3	0	72	110
Independent Agency and Other	25	6	21	31	83	20	5	27	39	91
Total	$154	$33	$100	$254	$541	$156	$29	$107	$229	$521
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, increased $20 million. Life Consultant sales increased $29 million, primarily reflecting higher investment contract product sales, and Life Planner sales increased $16 million, primarily reflecting higher investment contract product sales in Japan, and higher life product sales in Brazil. Bank channel sales decreased $17 million, primarily reflecting lower life and investment contract product sales, and Independent Agency and Other sales decreased $8 million, primarily reflecting lower investment contract and retirement product sales, partially offset by higher life product sales.

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$189	$39	$137	$114	$479	$171	$33	$141	$87	$432
Life Consultants	43	9	39	192	283	50	8	25	145	228
Banks	49	4	0	135	188	72	6	0	126	204
Independent Agency and Other	61	12	44	60	177	40	8	45	72	165
Total	$342	$64	$220	$501	$1,127	$333	$55	$211	$430	$1,029
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, increased $98 million. Life Consultant sales increased $55 million, primarily reflecting higher investment contract and retirement product sales, partially offset by lower life product sales. Life Planner sales increased $47 million, primarily driven by higher investment contract and life product sales in Japan, and higher life product sales in Brazil. Independent Agency and Other sales increased $12 million, primarily reflecting higher life product sales, partially offset by lower investment contract sales. Bank channel sales decreased $16 million, primarily reflecting lower life product sales, partially offset by higher investment contracts product sales.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Investment income	$67	$38	$122	$93
Interest expense on debt	(238)	(213)	(474)	(418)
Pension and employee benefits	107	97	209	191
Other corporate activities	(216)	(293)	(552)	(672)
Adjusted operating income	(280)	(371)	(695)	(806)
Realized investment gains (losses), net, and related charges and adjustments	(120)	64	(227)	141
Market experience updates	5	3	3	3
Divested and Run-off Businesses	12	38	(39)	3
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(19)	(37)	2	(40)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(402)	$(303)	$(956)	$(699)

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $91 million. Net charges from other corporate activities were lower by $77 million, primarily driven by lower net costs related to corporate initiatives and lower expenses related to an update of internal expense allocations. Investment income results increased $29 million, primarily driven by higher income on non-coupon investments. Pension and employee benefits results were favorable by $10 million primarily reflecting higher earnings from our pension and post-retirement plans from higher expected returns on plan assets and lower service costs. Interest expense on debt increased $25 million, largely reflecting the absence of income offsets from the termination of an affiliated financing agreement resulting from the reinsurance transactions in Individual Life.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $111 million, primarily driven by lower net charges from other corporate activities of $120 million reflecting lower net costs related to long-term compensation plans and other corporate initiatives, and lower expenses related to an update of internal expense allocations, partially offset by higher technology costs. Investment income results increased $29 million, primarily driven by higher income on non-coupon investments. Pension and employee benefits results were favorable by $18 million, primarily reflecting higher earnings from our pension and post-retirement plans from higher expected returns on plan assets and lower service costs. Interest expense on debt increased $56 million, largely reflecting the absence of income offsets from the termination of an affiliated financing agreement resulting from the reinsurance transactions in Individual Life.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Long-Term Care	$83	$152	$46	$286
Other	(71)	(114)	(85)	(283)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$12	$38	$(39)	$3

Long-Term Care

Three Month Comparison. Results decreased $69 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2025 included a $7 million net charge from these updates, while results for 2024 included a $111 million net benefit from these updates. Excluding this item, results increased $49 million compared to the prior year period, primarily reflecting more favorable impacts from changes in the market value of equity securities, partially offset by higher net realized investment losses from derivatives.

Six Month Comparison. Results decreased $240 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, results decreased $122 million compared to the prior year period, primarily reflecting less favorable impacts from changes in the market value of equity securities, and higher net realized investment losses from derivatives and credit impairments.

Other Divested and Run-off Businesses
Results for the second quarter of 2025 increased $43 million, primarily reflecting the absence of impairments and charges related to management’s decision to exit PGIM Wadhwani LLP (“PGIMW”) and its subsequent classification as a divested business in the second quarter of 2024, as well as less unfavorable results related to Assurance IQ. Results for the first six months of 2025 increased $198 million, primarily reflecting the absence of impairments and charges related to management’s decisions to exit Assurance IQ and PGIMW (and their subsequent classifications as divested businesses in the first and second quarter of 2024, respectively), as well as favorable results related to the Full Service Retirement business.

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

As of June 30, 2025, the excess of actual cumulative earnings over the expected cumulative earnings was $1,729 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of June 30, 2025, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,514 million at June 30, 2025, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
U.S. GAAP results:
Revenues	$947	$811	$1,767	$1,773
Benefits and expenses	965	871	1,807	1,836
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(18)	$(60)	$(40)	$(63)
Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Three Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $42 million. Net investment activity results increased, primarily reflecting higher other income driven by favorable changes in the market value of equity and fixed maturity securities. This variance was partially offset by higher realized investment losses driven by unfavorable changes in the market value of derivatives, partially offset by lower losses from the sale of fixed maturity securities. As a result of these and other factors, a $122 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2025, compared to a $180 million reduction in the second quarter of 2024.

Six Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $23 million. Net investment activity results decreased, primarily reflecting lower other income driven by unfavorable changes in the market value of equity securities, partially offset by fixed maturity securities, as well as lower net investment income due to the run-off of the portfolio. These variances were partially offset by lower realized investment losses from the sale of fixed income securities, partially offset by unfavorable changes in the market value of derivatives. As a result of these and other factors, a $367 million reduction in the policyholder dividend obligation was recorded in the first six months of 2025, compared to a $246 million reduction in the first six months of 2024.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $136 million primarily driven by an increase in other income, partially offset by higher realized investment losses, as discussed above.

Benefits and expenses increased $94 million primarily driven by an increase in dividends to policyholders, reflecting a lower reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Six Month Comparison. Revenues decreased $6 million primarily driven by a decrease in other income and net investment income, partially offset by lower realized investment losses, as discussed above.

Benefits and expenses decreased $29 million primarily driven by a decrease in dividends to policyholders, reflecting a higher reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	June 30, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,565	54.9%	$19,065	$4,371	$238,001
Private, available-for-sale, at fair value	76,665	19.6	10,250	2,770	89,685
Fixed maturities, trading, at fair value	4,873	1.3	647	8,363	13,883
Assets supporting experience-rated contractholder liabilities, at fair value	4,282	1.1	0	0	4,282
Equity securities, at fair value	5,553	1.4	1,475	0	7,028
Commercial mortgage and other loans, at book value, net of allowance	54,612	14.0	7,628	263	62,503
Policy loans, at outstanding balance	6,666	1.7	3,280	0	9,946
Other invested assets, net of allowance(1)	17,744	4.5	4,521	1,800	24,065
Short-term investments, net of allowance	6,001	1.5	346	8	6,355
Total general account investments	390,961	100.0%	47,212	17,575	455,748
Invested assets of other entities and operations(2)	4,833		0	0	4,833
Total investments	$395,794		$47,212	$17,575	$460,581

	December 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,078	54.9%	$19,103	$4,837	$230,018
Private, available-for-sale, at fair value	68,759	18.3	9,625	2,795	81,179
Fixed maturities, trading, at fair value	4,068	1.1	647	7,732	12,447
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	1.0	0	0	3,707
Equity securities, at fair value	7,254	1.9	1,642	0	8,896
Commercial mortgage and other loans, at book value, net of allowance	53,987	14.4	7,652	233	61,872
Policy loans, at outstanding balance	6,447	1.7	3,348	0	9,795
Other invested assets, net of allowance(1)	16,781	4.4	4,929	1,867	23,577
Short-term investments, net of allowance	8,493	2.3	520	43	9,056
Total general account investments	375,574	100.0%	47,466	17,507	440,547
Invested assets of other entities and operations(2)	4,233		0	0	4,233
Total investments	$379,807		$47,466	$17,507	$444,780
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first six months of 2025 was primarily due to net business inflows, the reinvestment of net investment income and the translation impact of the U.S. dollar weakening against the yen, partially offset by assets transferred due to the Prismic Re International transaction. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2025 and December 31, 2024, 41% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2025	December 31, 2024
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$104,492	$102,904
Private, available-for-sale, at fair value	22,152	21,603
Fixed maturities, trading, at fair value	488	461
Assets supporting experience-rated contractholder liabilities, at fair value	4,282	3,707
Equity securities, at fair value	1,843	1,845
Commercial mortgage and other loans, at book value, net of allowance	15,589	16,137
Policy loans, at outstanding balance	2,760	2,608
Other invested assets(1)	6,302	6,588
Short-term investments, net of allowance	2,191	2,324
Total Japanese general account investments	$160,099	$158,177
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2025 was primarily due to the translation impact of the U.S. dollar weakening against the yen, net business inflows and the reinvestment of net investment income, partially offset by assets transferred due to the Prismic Re International transaction and an increase in Japan interest rates.

As of June 30, 2025, our Japanese insurance operations had $90.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third-party derivative contracts and $82.3 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2024, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $80.5 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $2.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2024 was primarily attributable to the reinvestment of net investment income and portfolio growth as a result of net business inflows, partially offset by the Prismic Re International transaction.

Our Japanese insurance operations had $2.2 billion and $2.5 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2025 and December 31, 2024, respectively. The $0.3 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2024 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended June 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.43%	$2,298	3.16%	$1,108	4.39%	$3,406	$367	$195	$3,968
Assets supporting experience-rated contractholder liabilities	0.00	0	1.12	11	1.12	11	0	0	11
Equity securities	1.78	20	4.78	21	2.63	41	8	0	49
Commercial mortgage and other loans	4.70	452	3.72	145	4.42	597	85	5	687
Policy loans	5.09	48	3.70	26	4.52	74	49	(1)	122
Short-term investments and cash equivalents	4.99	158	4.31	44	4.82	202	13	1	216
Gross investment income	5.20	2,976	3.21	1,355	4.39	4,331	522	200	5,053
Investment expenses	(0.18)	(204)	(0.13)	(89)	(0.16)	(293)	(63)	0	(356)
Investment income after investment expenses	5.02%	2,772	3.08%	1,266	4.23%	4,038	459	200	4,697
Other invested assets(3)		142		119		261	52	155	468
Investment results of other entities and operations(4)		61		0		61	0	0	61
Total net investment income		$2,975		$1,385		$4,360	$511	$355	$5,226

	Three Months Ended June 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.22%	$2,113	3.12%	$1,069	4.25%	$3,182	$376	$211	$3,769
Assets supporting experience-rated contractholder liabilities	0.00	0	0.95	8	0.95	8	0	0	8
Equity securities	3.62	29	6.02	22	4.38	51	10	0	61
Commercial mortgage and other loans	4.61	394	3.82	161	4.35	555	83	3	641
Policy loans	4.99	48	3.74	24	4.48	72	50	(2)	120
Short-term investments and cash equivalents	6.75	210	9.32	32	6.97	242	18	3	263
Gross investment income	5.17	2,794	3.23	1,316	4.33	4,110	537	215	4,862
Investment expenses	(0.18)	(195)	(0.11)	(76)	(0.15)	(271)	(72)	(1)	(344)
Investment income after investment expenses	4.99%	2,599	3.12%	1,240	4.18%	3,839	465	214	4,518
Other invested assets(3)		95		74		169	44	95	308
Investment results of other entities and operations(4)		23		0		23	0	0	23
Total net investment income		$2,717		$1,314		$4,031	$509	$309	$4,849
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

(3)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield was 4.22% and 4.19% for the three months ended June 30, 2025 and 2024, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily the result of higher fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily the result of lower returns on short-term investments based on lower short-term rates, partially offset by higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $68.1 billion and $67.0 billion for the three months ended June 30, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $2.1 billion and $3.7 billion for the three months ended June 30, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

	Six Months Ended June 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.46%	$4,517	3.17%	$2,202	4.40%	$6,719	$724	$386	$7,829
Assets supporting experience-rated contractholder liabilities	0.00	0	1.20	23	1.20	23	0	0	23
Equity securities	2.00	48	3.42	30	2.38	78	15	0	93
Commercial mortgage and other loans	4.74	901	3.78	296	4.46	1,197	168	10	1,375
Policy loans	5.06	96	3.79	51	4.54	147	102	(2)	247
Short-term investments and cash equivalents	4.54	351	4.14	81	4.45	432	25	2	459
Gross investment income	5.23	5,913	3.21	2,683	4.40	8,596	1,034	396	10,026
Investment expenses	(0.18)	(405)	(0.13)	(171)	(0.16)	(576)	(123)	(1)	(700)
Investment income after investment expenses	5.05%	5,508	3.08%	2,512	4.24%	8,020	911	395	9,326
Other invested assets(3)		285		261		546	93	310	949
Investment results of other entities and operations(4)		81		0		81	0	0	81
Total net investment income		$5,874		$2,773		$8,647	$1,004	$705	$10,356

	Six Months Ended June 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.20%	$4,130	3.07%	$2,120	4.20%	$6,250	$746	$427	$7,423
Assets supporting experience-rated contractholder liabilities	0.00	0	1.10	18	1.10	18	0	0	18
Equity securities	3.16	54	3.53	27	3.28	81	17	0	98
Commercial mortgage and other loans	4.51	757	3.80	325	4.27	1,082	163	5	1,250
Policy loans	4.98	95	3.80	49	4.50	144	100	(2)	242
Short-term investments and cash equivalents	6.12	434	7.54	57	6.25	491	42	7	540
Gross investment income	5.15	5,470	3.16	2,596	4.27	8,066	1,068	437	9,571
Investment expenses	(0.19)	(377)	(0.12)	(156)	(0.16)	(533)	(148)	(1)	(682)
Investment income after investment expenses	4.96%	5,093	3.04%	2,440	4.11%	7,533	920	436	8,889
Other invested assets(3)		262		208		470	103	159	732
Investment results of other entities and operations(4)		(8)		0		(8)	0	0	(8)
Total net investment income		$5,347		$2,648		$7,995	$1,023	$595	$9,613
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
(3)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield was 4.23% and 4.13% for the six months ended June 30, 2025 and 2024, respectively.

Six Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $69.2 billion and $66.6 billion for the six months ended June 30, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $2.1 billion and $3.4 billion for the six months ended June 30, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$30	$(13)	$100	$(11)
Write-downs on fixed maturities(1)	(53)	(4)	(151)	(9)
Net gains (losses) on sales and maturities	(55)	(442)	13	(260)
Fixed maturity securities(2)	(78)	(459)	(38)	(280)
(Addition to) release of allowance for credit losses on loans	60	(52)	18	(94)
Write-downs on mortgage loans	(125)	0	(133)	0
Net gains (losses) on sales and maturities	1	0	1	0
Commercial mortgage and other loans	(64)	(52)	(114)	(94)
Derivatives	(1,158)	503	(1,437)	90
OTTI losses on other invested assets recognized in earnings	0	(4)	(12)	(7)
(Addition to) release of allowance for credit losses on other invested assets	0	2	0	0
Other net gains (losses)	25	18	20	58
Other	25	16	8	51
Subtotal	(1,275)	8	(1,581)	(233)
Investment results of other entities and operations(3)	(25)	13	(2)	6
Total — PFI excluding Closed Block Division and Funds Withheld	$(1,300)	$21	$(1,583)	$(227)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(4)	$(8)	$11	$(22)
Write-downs on fixed maturities(1)	0	0	(16)	0
Net gains (losses) on sales and maturities	(22)	(155)	(57)	(243)
Fixed maturity securities(2)	(26)	(163)	(62)	(265)
(Addition to) release of allowance for credit losses on loans	20	0	3	(11)
Write-downs on mortgage loans	(33)	0	(33)	0
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	(13)	0	(30)	(11)
Derivatives	(157)	(11)	(177)	(23)
(Addition to) release of allowance for credit losses on other invested assets	0	0	0	0
Other net gains (losses)	(2)	0	14	0
Other	(2)	0	14	0
Subtotal — Closed Block Division	$(198)	$(174)	$(255)	$(299)
Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(1)	$0	$(4)	$0

Write-downs on fixed maturities(1)	(4)	0	(9)	0
Net gains (losses) on sales and maturities	(28)	(111)	(89)	(169)
Fixed maturity securities(2)	(33)	(111)	(102)	(169)
Commercial mortgage and other loans	0	0	0	0
Derivatives	7	247	(158)	535
(Addition to) release of allowance for credit losses on other invested assets(4)	0	0	0	0
Other net gains (losses)	(175)	(149)	(331)	(314)
Other	(175)	(149)	(331)	(314)
Subtotal — Funds Withheld(4)	$(201)	$(13)	$(591)	$52
PFI realized investment gains (losses), net	$(1,699)	$(166)	$(2,429)	$(474)
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $55 million for the second quarter of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $442 million for the second quarter of 2024 primarily driven by net losses on sales in a higher interest rate environment and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $1.2 billion for the second quarter of 2025 primarily included:

•$631 million of losses on foreign currency hedges primarily due to the U.S. dollar depreciation versus foreign currencies;
•$381 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual review and update of assumptions and other refinements within Individual Life; and
•$213 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$47 million of gains on credit default swaps due to spreads tightening.

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

Six Month Comparison. Net gains on sales and maturities of fixed maturity securities were $13 million for the first six months of 2025 primarily driven by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales in a higher interest rate environment. Net losses on sales and maturities of fixed maturity securities were $260 million for the first six months of 2024 primarily driven by net losses on sales in a higher interest rate environment and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $1.4 billion for the first six months of 2025 primarily included:

•$796 million of losses on foreign currency hedges primarily due to the U.S. dollar depreciation versus foreign currencies; and
•$617 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual review and update of assumptions and other refinements within Individual Life.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2025					December 31, 2024
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$45,989	$632	$2,903	$2	$43,716	$43,697	$470	$3,614	$4	$40,549
Consumer non-cyclical	32,085	569	3,002	5	29,647	31,721	420	3,504	33	28,604
Utility	30,574	620	2,671	25	28,498	28,984	421	2,991	18	26,396
Capital goods	20,727	484	1,176	11	20,024	19,444	242	1,561	37	18,088
Consumer cyclical	12,328	316	564	71	12,009	11,955	198	674	81	11,398
Foreign agencies	1,795	22	155	0	1,662	1,838	26	168	0	1,696
Energy	12,791	236	761	18	12,248	12,310	159	894	19	11,556
Communications	6,940	207	555	3	6,589	6,872	169	568	63	6,410
Basic industry	7,859	182	514	1	7,526	7,651	96	619	0	7,128
Transportation	12,619	357	799	0	12,177	11,783	177	1,002	0	10,958
Technology	6,386	161	310	32	6,205	5,554	84	408	14	5,216
Industrial other	4,874	39	812	5	4,096	4,750	30	881	5	3,894
Total corporate securities	194,967	3,825	14,222	173	184,397	186,559	2,492	16,884	274	171,893
Foreign government(2)	67,925	1,203	11,030	0	58,098	62,880	1,828	7,801	0	56,907
Residential mortgage-backed(3)	3,854	23	179	0	3,698	2,468	14	214	0	2,268
Asset-backed	16,220	156	59	1	16,316	14,664	201	40	0	14,825
Commercial mortgage-backed	6,690	53	256	0	6,487	6,185	22	344	0	5,863
U.S. Government	20,961	653	4,370	0	17,244	21,451	584	4,499	0	17,536
State & Municipal	5,477	124	611	0	4,990	5,965	129	549	0	5,545
Total fixed maturities, available-for-sale	$316,094	$6,037	$30,727	$174	$291,230	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2025 and December 31, 2024, based on amortized cost, 89% and 90% represent Japanese government bonds held by our Japanese insurance operations, respectively. No other individual country represented more than 5% of the balance as of both June 30, 2025 and December 31, 2024.
(3)As of June 30, 2025 and December 31, 2024, based on amortized cost, 95% and 93% were rated A or higher, respectively.

The decrease in net unrealized losses from December 31, 2024 to June 30, 2025 was primarily due to the net impact of decreases in U.S. interest rates and credit spreads widening, partially offset by increases in Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	June 30, 2025					December 31, 2024
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$205,993	$3,356	$24,273	$1	$185,075	$195,449	$3,669	$22,081	$0	$177,037
2	90,625	2,131	5,542	1	87,213	87,400	1,287	7,197	0	81,490
Subtotal High or Highest Quality Securities(4)	296,618	5,487	29,815	2	272,288	282,849	4,956	29,278	0	258,527
3	13,365	384	772	0	12,977	11,290	174	856	0	10,608
4	4,159	98	78	1	4,178	3,910	63	131	28	3,814
5	1,440	33	53	41	1,379	1,490	46	46	36	1,454
6	512	35	9	130	408	633	31	20	210	434
Subtotal Other Securities(5) (6)	19,476	550	912	172	18,942	17,323	314	1,053	274	16,310
Total fixed maturities, available-for-sale	$316,094	$6,037	$30,727	$174	$291,230	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of June 30, 2025 and December 31, 2024, 1,089 securities with amortized cost of $6,146 million (fair value, $6,246 million) and 803 securities with amortized cost of $4,147 million (fair value, $3,840 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of June 30, 2025, includes gross unrealized losses of $667 million on public fixed maturities and $245 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2024, includes gross unrealized losses of $625 million on public fixed maturities and $428 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2025, includes $229,663 million of public fixed maturities and $66,955 million of private fixed maturities and, as of December 31, 2024, includes $219,914 million of public fixed maturities and $62,935 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2025, includes $7,797 million of public fixed maturities and $11,679 million of private fixed maturities and, as of December 31, 2024, includes $6,706 million of public fixed maturities and $10,617 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2025, securities considered below investment grade based on low issue composite ratings total $16,038 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	June 30, 2025				December 31, 2024
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,763	$7,795	$5,191	$5,129	$7,548	$7,624	$4,905	$4,735
AA	5,872	5,867	1,490	1,349	4,836	4,863	1,271	1,119
A	1,868	1,881	1	1	1,790	1,795	1	1
BBB	508	514	0	0	363	367	0	0
BB and below	209	259	8	8	127	176	8	8
Total(4)	$16,220	$16,316	$6,690	$6,487	$14,664	$14,825	$6,185	$5,863
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)Includes credit-tranched securities collateralized by loan obligations (“CLOs”), home equity loans, auto loans, education loans and other asset types.
(3)As of both June 30, 2025 and December 31, 2024, based on amortized cost, 100% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,667	$5,684	$5,811	$5,883
AA	4,306	4,306	3,937	3,970
A	33	33	13	13
BBB	21	21	14	14
BB and below	14	15	11	11
Total(2)(3)	$10,041	$10,059	$9,786	$9,891
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both June 30, 2025 and December 31, 2024.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
Commercial mortgage and agricultural property loans	$54,212	$53,384
Uncollateralized loans	368	595
Residential property loans	18	19
Other collateralized loans	465	457
Total recorded investment gross of allowance(1)	55,063	54,455
Allowance for credit losses	(451)	(468)
Total commercial mortgage and other loans, net	$54,612	$53,987
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both June 30, 2025 and December 31, 2024.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,500	34.1%	$18,683	35.0%
South Atlantic	9,033	16.7	8,643	16.2
Middle Atlantic	6,487	12.0	6,192	11.6
East North Central	3,549	6.5	3,090	5.8
West South Central	5,088	9.4	5,428	10.2
Mountain	2,830	5.2	2,845	5.3
New England	1,090	2.0	1,205	2.3
West North Central	599	1.1	520	1.0
East South Central	1,226	2.3	1,122	2.1
Subtotal-U.S.	48,402	89.3	47,728	89.5
Europe	3,743	6.9	3,505	6.5
Mexico	913	1.7	913	1.7
Asia	729	1.3	688	1.3
Other	425	0.8	550	1.0
Total commercial mortgage and agricultural property loans	$54,212	100.0%	$53,384	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	June 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,559	28.7%	$15,314	28.7%
Retail	4,448	8.2	4,547	8.5
Office	5,994	11.1	6,587	12.3
Apartments/Multi-Family	16,233	29.9	15,066	28.2
Agricultural properties	6,459	11.9	6,497	12.2
Hospitality	1,445	2.7	1,603	3.0
Self-Storage(1)	1,939	3.6	1,858	3.5
Health Care Senior Living(1)	1,625	3.0	1,635	3.1
Other(1)	510	0.9	277	0.5
Total commercial mortgage and agricultural property loans	$54,212	100.0%	$53,384	100.0%
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

As of June 30, 2025, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.37 times and a weighted-average loan-to-value ratio of 59%. As of June 30, 2025, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2025, the weighted-average debt service coverage ratio was 1.50 times, and the weighted-average loan-to-value ratio was 60%.

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

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.4 billion and $1.8 billion of such loans as of June 30, 2025 and December 31, 2024, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both June 30, 2025 and December 31, 2024, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2025
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,934	$1,006	$302	$28,242
60%-69.99%	14,517	580	117	15,214
70%-79.99%	5,182	442	363	5,987
80% or greater	2,741	1,036	992	4,769
Total commercial mortgage and agricultural property loans	$49,374	$3,064	$1,774	$54,212

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	June 30, 2025
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2025	$3,221	5.9%
2024	7,430	13.8
2023	5,481	10.2
2022	4,248	7.8
2021	6,898	12.7
2020	3,259	6.0
2019	5,489	10.1
2018 & Prior	18,014	33.2
Revolving Loans	172	0.3
Total commercial mortgage and agricultural property loans	$54,212	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolios, as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
Allowance, beginning of year	$468	$372
Addition to (release of) allowance for credit losses	99	207
Write-downs charged against the allowance	(117)	(107)
Other	1	(4)
Allowance, end of period	$451	$468

The allowance for credit losses as of June 30, 2025 decreased in comparison to December 31, 2024 primarily related to a write-down against a loan-specific reserve within agricultural property loans, partially offset by an increase in loan-specific reserves within the retail sector.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$863	$1,098	$3	$1,958	$903	$1,010	$9	$1,904
Other common stocks	2,896	688	74	3,510	4,728	684	122	5,290
Non-redeemable preferred stocks	69	35	19	85	43	36	19	60
Total equity securities, at fair value	$3,828	$1,821	$96	$5,553	$5,674	$1,730	$150	$7,254

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $201 and $62 million during the three months ended June 30, 2025 and 2024, respectively, and $41 million and $356 million during the six months ended June 30, 2025 and 2024, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,744	$7,535
Hedge funds	2,295	2,339
Real estate-related	1,621	1,586
Subtotal equity method	11,660	11,460
Fair value:
Private equity	647	728
Hedge funds	1,294	1,308
Real estate-related	428	423
Subtotal fair value	2,369	2,459
Total LPs/LLCs	14,029	13,919
Real estate held through direct ownership(1)	1,451	1,426
Total alternative assets	15,480	15,345
Credit-like instruments(2)	1,128	933
Derivative instruments	201	(438)
Other(3)	935	941
Total other invested assets	$17,744	$16,781

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	June 30, 2025	December 31, 2024
	(in millions)
Total alternative assets	$15,480	$15,345
Less: Divested Businesses(4)	(891)	(799)
Less: Interests held by unaffiliated investors(5)	(1,243)	(1,209)
Total alternative assets of operating businesses	$13,346	$13,337

__________
(1)As of June 30, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $192 million and $185 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.”
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
(4)As of June 30, 2025 and December 31, 2024, interests held by Divested Businesses include private equity of $571 million and $520 million, hedge funds of $156 million and $117 million, real estate-related of $160 million and $156 million and real estate held through direct ownership of $4 million and $6 million, respectively.
(5)As of June 30, 2025 and December 31, 2024, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position include real estate held through direct ownership of $788 million and $741 million, hedge funds of $156 million and $177 million and real estate-related of $299 million and $291 million, respectively.

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

	June 30, 2025	December 31, 2024
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$330	$368
Private, available-for-sale, at fair value	286	5
Fixed maturities, trading, at fair value(1)	137	83
Equity securities, at fair value	406	521
Commercial mortgage and other loans, at book value(2)	463	469
Other invested assets	3,191	2,774
Short-term investments	20	13
Total investments	$4,833	$4,233
__________
(1)As of June 30, 2025 and December 31, 2024, balances include investments in CLOs with fair value of $207 million and $224 million, respectively.
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

	As of June 30, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$291,846	$9,370	$29,315	$1,012	$7,141	$616
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	938	0	0	0	0	0
Equity securities	3,344	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	4,282	0	0	0	0	0
Market risk benefit assets	2,188	2,188	0	0	0	0
Fixed maturities, trading	5,010	576	647	19	8,363	1,495
Equity securities	5,959	551	1,475	50	0	0
Commercial mortgage and other loans	463	0	0	0	263	263
Other invested assets(3)	2,712	977	1	1	48	0
Short-term investments	5,674	12	271	6	8	0
Cash equivalents	9,057	1	343	0	223	0
Reinsurance recoverables and deposit receivables	(59)	0	0	0	693	367
Separate account assets	167,818	252	0	0	0	0
Total assets	$494,950	$13,927	$32,052	$1,088	$16,739	$2,741
Market risk benefit liabilities	$4,859	$4,859	$0	$0	$0	$0
Policyholders’ account balances	15,289	15,289	0	0	0	0
Reinsurance and funds withheld payables	(18)	0	0	0	45	0
Other liabilities(3)	6,339	15	0	0	11	0
Notes issued by consolidated variable interest entities (“VIEs”)	195	195	0	0	0	0
Total liabilities	$26,664	$20,358	$0	$0	$56	$0

	As of December 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$275,210	$6,712	$28,728	$914	$7,632	$551
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	826	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,707	0	0	0	0	0
Market risk benefit assets	2,331	2,331	0	0	0	0
Fixed maturities, trading	4,151	467	647	15	7,732	1,504
Equity securities	7,776	479	1,641	39	0	0
Commercial mortgage and other loans	469	0	0	0	233	233
Other invested assets(3)	2,526	952	2	1	25	0
Short-term investments	8,091	383	460	76	44	2
Cash equivalents	10,144	0	346	0	201	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	924	613
Separate account assets	166,672	232	0	0	0	0
Total assets	$481,002	$11,556	$31,824	$1,045	$16,791	$2,903
Market risk benefit liabilities	$4,455	$4,455	$0	$0	$0	$0
Policyholders’ account balances	12,746	12,746	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	(91)	0
Other liabilities(3)	4,749	1	0	0	2	0
Notes issued by consolidated variable interest entities (“VIEs”)	60	60	0	0	0	0
Total liabilities	$21,983	$17,262	$0	$0	$(89)	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.8%, 3.4%, and 16.4%, respectively, as of June 30, 2025, and 2.4%, 3.3%, and 17.3%, respectively, as of December 31, 2024.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,554 million of public fixed maturities as of June 30, 2025, with values primarily based on indicative broker quotes, and approximately $10,501 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

From the beginning of 2025 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In March, we issued $750 million of 5.200% senior unsecured notes. We intend to use these proceeds for general corporate purposes, which may include refinancing medium-term notes maturing through 2026.

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

•In May, we redeemed $1.0 billion of 5.375% junior subordinated notes due 2045.

•In July, we repaid $350 million of 8.300% fixed-rate surplus notes due July 2025.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2025, the Company had $48.7 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2025	December 31, 2024
	(in millions)
Equity(1)	$34,503	$34,583
Junior subordinated debt (including hybrid securities)	7,595	7,588
Other capital debt	6,603	6,237
Total capital	$48,701	$48,408
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2025, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	757%
Gibraltar Life consolidated(2)	960%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2025:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2025	$1.35	$486	2.2	$250
June 30, 2025	$1.35	$485	2.4	$250

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

As of June 30, 2025, Prudential Financial had highly liquid assets with a carrying value totaling $4,713 million, a decrease of $1,551 million from December 31, 2024. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,912 million as of June 30, 2025, a decrease of $729 million from December 31, 2024.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$4,641	$4,095
Dividends and/or returns of capital from subsidiaries(1)	795	1,606
Affiliated (borrowings)/loans - (capital activities)(2)	0	702
Capital contributions to subsidiaries(3)	(21)	(46)
Total Business Capital Activity(4)	774	2,262
Share repurchases(5)	(496)	(493)
Common Stock dividends(6)	(972)	(955)
Total Share Repurchases, Dividends and Business Disposition Activity	(1,468)	(1,448)
Proceeds from the issuance of debt(7)	863	990
Repayments of debt	(1,005)	(508)
Total Debt Activity	(142)	482
Net interest expense	(578)	(508)
Affiliated (borrowings)/loans - (operating activities)(8)	544	(889)
Tax cash flows(4)	(198)	131
Other corporate cash flows(4)	208	89
Share issuances for employee stock purchases and other(4)	131	193
Total Other Activity	107	(984)
Net increase/(decrease) in highly liquid assets	(729)	312
Highly Liquid Assets, end of period	$3,912	$4,407
__________
(1)2025 includes $500 million from Individual Life insurance captives, $218 million from international insurance subsidiaries and $77 million from PGIM subsidiaries. 2024 includes $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $650 million from PICA, $117 million from international subsidiaries, $31 million from PGIM subsidiaries and $8 million from other subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries.
(3)2025 includes capital contributions of $15 million to other subsidiaries and $6 million to PICA. 2024 includes capital contributions of $39 million to international insurance subsidiaries and $7 million to other subsidiaries.
(4)2025 “Total Business Capital Activity” includes segment inflows of $890 million from U.S. Businesses, $387 million from International Businesses, $255 million from PGIM, and outflows of $758 million to Corporate and Other operations. 2024 “Total Business Capital Activity” includes segment inflows of $1,822 million from U.S. Businesses, $676 million from International Businesses, $184 million from PGIM, and outflows of $420 million to Corporate and Other operations. In addition, Corporate & Other operations had net inflows of $141 million and $413 million, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)2025 includes $120 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2025, Prudential Financial did not receive dividends from its domestic insurance subsidiaries. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the first quarter of 2025, Prudential Financial received a return of capital of $500 million from a holding company funded by a domestic captive insurance subsidiary.

International insurance subsidiaries. During the first six months of 2025, Prudential Financial received dividends of $218 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2025, Prudential Financial received dividends of $77 million from PGIM subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2025
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$6.0	$0.8	$2.7	$9.5	$12.5
Fixed maturity investments(2):
High or highest quality	123.5	26.6	44.1	194.2	180.3
Other than high or highest quality	8.6	2.4	2.9	13.9	12.1
Subtotal	132.1	29.0	47.0	208.1	192.4
Public equity securities, at fair value	1.0	1.5	0.8	3.3	5.4
Total	$139.1	$31.3	$50.5	$220.9	$210.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2025
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$1.0	$4.5	$3.0	$8.5	$7.4
Fixed maturity investments(3):
High or highest quality(4)	27.5	50.9	24.0	102.4	102.6
Other than high or highest quality	0.4	0.5	3.7	4.6	3.6
Subtotal	27.9	51.4	27.7	107.0	106.2
Public equity securities	3.6	0.8	0.4	4.8	4.2
Total	$32.5	$56.7	$31.1	$120.3	$117.8
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of June 30, 2025, $63.4 billion, or 62%, were invested in government or government agency bonds.

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

	Six Months Ended June 30,
Cash Settlements Received (Paid):	2025	2024
	(in millions)
Internal Hedges(1)	$65	$389
External Hedges(2)	223	(203)
Total Cash Settlements	$288	$186

Assets (Liabilities):	June 30, 2025	December 31, 2024
	(in millions)
Internal Hedges(1)	$636	$968
External Hedges(3)	61	341
Total Assets (Liabilities)(4)	$697	$1,309
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of $1 million, primarily denominated in Australian dollar, Chilean peso and Brazilian real, and $(10) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar for the six months ended June 30, 2025 and 2024, respectively.
(3)Includes non-yen related assets (liabilities) of $20 million, primarily denominated in Brazilian real, Chilean Peso and Australian dollar as of June 30, 2025 and $91 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2024.
(4)As of June 30, 2025, approximately $282 million, $113 million, $85 million and $217 million of the net market values are scheduled to settle in 2025, 2026, 2027, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	June 30, 2025			December 31, 2024
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,867	$2,338	$8,205	$4,779	$2,017	$6,796
Cash collateral for loaned securities	8,212	955	9,167	8,315	1,306	9,621
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$14,079	$3,293	$17,372	$13,094	$3,323	$16,417
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$12,834	$2,864	$15,698	$12,325	$3,220	$15,545
Weighted average maturity, in days(3)	1	1		5	4
__________
(1)The daily average outstanding balance for the three and three and six months ended June 30, 2025 was $14,491 million and $14,119 million, respectively, for PFI excluding the Closed Block division, and $3,562 million and $3,449 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of June 30, 2025, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $104.8 billion, of which $17.7 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2025, we believe approximately $17.2 billion of the remaining eligible assets are readily lendable, including approximately $15.0 billion relating to PFI excluding the Closed Block division, of which $4.6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.2 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2025, total short-term and long-term debt of the Company on a consolidated basis was $20 billion, a decrease of $0.1 billion from December 31, 2024. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2025			December 31, 2024
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$500	$525	$25	$496	$521
Current portion of long-term debt	499	348	847	0	347	347
Subtotal	524	848	1,372	25	843	868
General obligation long-term debt:
Senior debt	10,610	0	10,610	10,245	0	10,245
Junior subordinated debt	7,552	43	7,595	8,548	39	8,587
Surplus notes(1)	0	0	0	0	0	0
Subtotal	18,162	43	18,205	18,793	39	18,832
Total general obligations	18,686	891	19,577	18,818	882	19,700
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	1	1	0	85	85
Long-term debt	0	446	446	0	355	355
Total limited and non-recourse borrowings	0	447	447	0	440	440
Total borrowings	$18,686	$1,338	$20,024	$18,818	$1,322	$20,140
__________
(1)Amounts are net of assets under set-off arrangements of $15,220 million and $14,748 million as of June 30, 2025 and December 31, 2024, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $192 million and $185 million as of June 30, 2025 and December 31, 2024, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both June 30, 2025 and December 31, 2024.

As of June 30, 2025, and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Prudential Financial’s consolidated borrowings decreased $0.1 billion from December 31, 2024. In March 2025, the Company issued $750 million in aggregate principal amount of 5.200% medium-term notes due in March 2035. In May 2025, the company redeemed, in full, $1.0 billion in aggregate principal amount of 5.375% junior subordinated notes due in 2045.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both June 30, 2025 and December 31,2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of June 30, 2025, we also had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of June 30, 2025, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2024, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2025, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2025 through April 30, 2025	825,347	$101.24	822,822
May 1, 2025 through May 31, 2025	800,803	$104.45	797,517
June 1, 2025 through June 30, 2025	799,586	$105.14	793,491
Total	2,425,736		2,413,830	$500,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PLNJ	Pruco Life Insurance Company of New Jersey
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PGIMW	PGIM Wadhwani LLP	Prudential Insurance/PICA	The Prudential Insurance Company of America
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Allstate	The Allstate Corporation	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Board	Prudential Financial's Board of Directors	Prismic	Prismic Life Holding Company LP
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Prismic Re	Prismic Life Reinsurance, Ltd.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses
AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (former subsidiaries of American International Group, Inc., or AIG), collectively

Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Hartford Financial	Hartford Financial Services Group, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody's	Moody's Investors Service, Inc.	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Morningstar	Morningstar, Inc.	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited

Acronyms

ACL	Allowance for Credit Losses	LTC	Long-Term Care
AIR	Additional Insurance Reserves	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ALM	Asset Liability Management	MRBs	Market Risk Benefits
AOCI	Accumulated Other Comprehensive Income (Loss)	NAIC	National Association of Insurance Commissioners
ASC	Accounting Standards Codification	NAV	Net Asset Value
ASU	Accounting Standards Update	NCFCTI	Net CFC Tested Income
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CECL	Current Expected Credit Loss	OCI	Other Comprehensive Income (Loss)
CLO	Collateralized Loan Obligations	OTC	Over-The-Counter
CODM	Chief Operating Decision Maker	OTTI	Other-Than-Temporary Impairments
DAC	Deferred Policy Acquisition Costs	PALAC	Prudential Annuities Life Assurance Corporation
DOL	U.S. Department of Labor	PDI	Prudential Defined Income
DPL	Deferred Profit Liability	PHJ	Prudential Holdings of Japan, Inc.
DSI	Deferred Sales Inducements	POA	Prudential of Argentina
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	POT	The Prudential Life Insurance Company of Taiwan Inc.
ESR	Economic Solvency Ratio	PRIAC	Prudential Retirement Insurance and Annuity Company
FANIP	Funding Agreement Notes Issuance Program	PTE	Prohibited Transaction Class Exemptions
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FLIAC	Fortitude Life Insurance and Annuity Company	SEC	Securities and Exchange Commission
FSA	Financial Services Agency (an agency of the Japanese government)	SOFR	Secured Overnight Financing Rate
GICs	Guaranteed Investment Contracts	SVO	Securities Valuation Office
GILTI	Global Intangible Low-Taxed Income	TBA	To-Be-Announced
GMAB	Guaranteed Minimum Accumulation Benefits	TDR	Troubled Debt Restructuring
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	USD	U.S. Dollar
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
LPs/LLCs	Limited Partnerships and Limited Liability Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: July 31, 2025