Form 10-Q
period 2025-09-30
PRUDENTIAL FINANCIAL INC
filed 2025-10-30
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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

As of October 27, 2025, 350 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions; and (16) the impact on the Company of a continued shutdown of the U.S. government. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2025 and December 31, 2024 (in millions, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025-$282; 2024-$331) (amortized cost: 2025-$360,681; 2024-$341,004)(1)	$335,414	$311,570
Fixed maturities, trading, at fair value (amortized cost: 2025-$15,139; 2024-$13,631)(1)	14,575	12,530
Assets supporting experience-rated contractholder liabilities, at fair value	4,648	3,707
Equity securities, at fair value (cost: 2025-$6,045; 2024-$7,043)(1)	8,794	9,417
Commercial mortgage and other loans (net of $497 and $574 allowance for credit losses; includes $1,336 and $702 of loans measured at fair value under the fair value option at September 30, 2025 and December 31, 2024, respectively)(1)	64,813	62,341
Policy loans	9,951	9,795
Other invested assets (net of $2 and $2 allowance for credit losses; includes $8,028 and $7,574 of assets measured at fair value at September 30, 2025 and December 31, 2024, respectively)(1)	27,665	26,351
Short-term investments (net of allowance for credit losses: 2025-$0; 2024-$0)	6,248	9,069
Total investments	472,108	444,780
Cash and cash equivalents(1)	17,469	18,497
Accrued investment income(1)	3,581	3,441
Deferred policy acquisition costs	21,468	20,448
Value of business acquired	430	435
Market risk benefit assets	2,252	2,331
Reinsurance recoverables and deposit receivables (net of $14 and $12 allowance for credit losses; includes $490 and $849 of embedded derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)(2)	44,947	37,680
Income tax assets	240	866
Other assets (net of $1 and $2 allowance for credit losses; includes $0 and $0 of assets at fair value at September 30, 2025 and December 31, 2024, respectively)(1)(2)	15,267	13,737
Separate account assets	198,540	193,372
TOTAL ASSETS	$776,302	$735,587
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$272,553	$268,912
Policyholders’ account balances	188,657	166,254
Market risk benefit liabilities	4,771	4,455
Policyholders’ dividends	1,412	718
Securities sold under agreements to repurchase	9,937	6,796
Cash collateral for loaned securities	8,597	9,621
Reinsurance and funds withheld payables (includes $108 and $(118) of embedded derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)(2)	17,874	17,084
Short-term debt	1,386	953
Long-term debt	18,797	19,187
Other liabilities (includes $15 and $14 allowance for credit losses and $5,465 and $4,751 of derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)(1)	17,095	16,679
Notes issued by consolidated variable interest entities (includes $313 and $60 measured at fair value under the fair value option at September 30, 2025 and December 31, 2024, respectively)(1)	1,868	1,430
Separate account liabilities	198,540	193,372
Total liabilities	741,487	705,461
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,358	1,939
Total mezzanine equity	2,358	1,939
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2025 and December 31, 2024)	6	6
Additional paid-in capital	25,968	25,901
Common Stock held in treasury, at cost (316,383,611 and 311,738,187 shares at September 30, 2025 and December 31, 2024, respectively)	(25,111)	(24,511)
Accumulated other comprehensive income (loss)(2)	(3,175)	(6,711)
Retained earnings	34,406	33,187
Total Prudential Financial, Inc. equity	32,094	27,872
Noncontrolling interests	363	315
Total equity	32,457	28,187
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$776,302	$735,587
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2025 and 2024 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $1, $45, $98 and $37 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively)(1)	$9,213	$13,045	$23,195	$36,402
Policy charges and fee income	1,133	1,111	3,539	3,252
Net investment income	5,528	5,055	15,884	14,668
Asset management and service fees(1)	996	984	2,962	2,984
Other income (loss)(1)	1,720	1,285	3,412	3,214
Realized investment gains (losses), net(1)	(1,026)	(1,844)	(3,455)	(2,318)
Change in value of market risk benefits, net of related hedging gains (losses)	324	(146)	(453)	(320)
Total revenues	17,888	19,490	45,084	57,882
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	10,132	14,027	26,453	39,485
Change in estimates of liability for future policy benefits(1)	296	180	71	(13)
Interest credited to policyholders’ account balances	1,582	863	3,545	3,248
Dividends to policyholders	416	189	820	655
Amortization of deferred policy acquisition costs(1)	403	367	1,217	1,117
General and administrative expenses(1)	3,277	3,311	9,536	10,032
Total benefits and expenses	16,106	18,937	41,642	54,524
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,782	553	3,442	3,358
Total income tax expense (benefit)	382	140	784	693
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,400	413	2,658	2,665
Equity in earnings of joint ventures and other operating entities, net of taxes	83	38	133	108
NET INCOME (LOSS)	1,483	451	2,791	2,773
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	52	3	120	(11)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,431	$448	$2,671	$2,784
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$4.03	$1.24	$7.48	$7.68
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$4.01	$1.24	$7.44	$7.64
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2025 and 2024 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$1,483	$451	$2,791	$2,773
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(102)	844	684	(3)
Net unrealized investment gains (losses)	2,403	10,105	782	(12)
Interest rate remeasurement of future policy benefits(1)	(1,082)	(8,127)	2,901	2,224
Gain (loss) from changes in non-performance risk on market risk benefits	(261)	54	(89)	(142)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	7	0	15	25
Total	965	2,876	4,293	2,092
Less: Income tax expense (benefit) related to other comprehensive income (loss)	219	276	757	432
Other comprehensive income (loss), net of taxes	746	2,600	3,536	1,660
Comprehensive income (loss)	2,229	3,051	6,327	4,433
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	52	3	120	(11)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,177	$3,048	$6,207	$4,444
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2025 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(21)	(21)
Consolidations (deconsolidations) of noncontrolling interests							13	13
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716
Other comprehensive income (loss), net of tax					1,970	1,970	0	1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686
Balance, March 31, 2025	6	25,871	33,408	(24,661)	(4,741)	29,883	320	30,203
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							1	1
Distributions to noncontrolling interests							(10)	(10)
Consolidations (deconsolidations) of noncontrolling interests							21	21
Stock-based compensation programs		56		27		83		83
Dividends declared on Common Stock			(485)			(485)		(485)
Comprehensive income:
Net income (loss)			533			533	(11)	522
Other comprehensive income (loss), net of tax					820	820	0	820
Total comprehensive income (loss)			533		820	1,353	(11)	1,342
Balance, June 30, 2025	6	25,927	33,456	(24,886)	(3,921)	30,582	321	30,903
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							53	53
Distributions to noncontrolling interests							(12)	(12)
Consolidations (deconsolidations) of noncontrolling interests							(4)	(4)
Stock-based compensation programs		41		27		68		68
Dividends declared on Common Stock			(481)			(481)		(481)
Comprehensive income:
Net income (loss)			1,431			1,431	5	1,436
Other comprehensive income (loss), net of tax					746	746	0	746
Total comprehensive income (loss)			1,431		746	2,177	5	2,182
Balance, September 30, 2025	$6	$25,968	$34,406	$(25,111)	$(3,175)	$32,094	$363	$32,457

Unaudited Interim Consolidated Statements of Equity—Continued
Three and Nine Months Ended September 30, 2024 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests(1)	Total Equity
Balance, December 31, 2023	$6	$25,746	$32,352	$(23,780)	$(6,504)	$27,820	$290	$28,110
Common Stock acquired				(250)		(250)		(250)
Distributions to noncontrolling interests							(2)	(2)
Stock-based compensation programs		(5)		139		134		134
Dividends declared on Common Stock			(476)			(476)		(476)
Comprehensive income:
Net income (loss)			1,138			1,138	1	1,139
Other comprehensive income (loss), net of tax					(1,157)	(1,157)	0	(1,157)
Total comprehensive income (loss)			1,138		(1,157)	(19)	1	(18)
Balance, March 31, 2024	6	25,741	33,014	(23,891)	(7,661)	27,209	289	27,498
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		61		55		116		116
Dividends declared on Common Stock			(475)			(475)		(475)
Comprehensive income:
Net income (loss)			1,198			1,198	8	1,206
Other comprehensive income (loss), net of tax					217	217	0	217
Total comprehensive income (loss)			1,198		217	1,415	8	1,423
Balance, June 30, 2024	6	25,802	33,737	(24,088)	(7,444)	28,013	280	28,293
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							6	6
Distributions to noncontrolling interests							(1)	(1)
Stock-based compensation programs		48		30		78		78
Dividends declared on Common Stock			(471)			(471)		(471)
Comprehensive income:
Net income (loss)			448			448	(10)	438
Other comprehensive income (loss), net of tax					2,600	2,600	0	2,600
Total comprehensive income (loss)			448		2,600	3,048	(10)	3,038
Balance, September 30, 2024	$6	$25,850	$33,714	$(24,310)	$(4,844)	$30,416	$275	$30,691
__________
(1)Prior period amounts have been revised to conform to current period presentation.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (in millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,791	$2,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	3,455	2,318
Change in value of market risk benefits, net of related hedging (gains) losses	453	320
Policy charges and fee income	(1,513)	(1,682)
Interest credited to policyholders’ account balances	3,545	3,248
Depreciation and amortization	177	330
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(326)	(328)
Change in:
Deferred policy acquisition costs(1)	(954)	(782)
Future policy benefits and other insurance liabilities	2,639	4,526
Reinsurance related-balances(1)(2)	(1,698)	(1,343)
Income taxes	(235)	143
Derivatives, net	(658)	285
Other, net(1)(2)	(4,724)	(3,628)
Cash flows from (used in) operating activities	2,952	6,180
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	30,712	39,839
Fixed maturities, trading	2,890	2,504
Assets supporting experience-rated contractholder liabilities	1,093	1,172
Equity securities	5,504	4,527
Commercial mortgage and other loans	5,401	3,587
Policy loans	1,387	1,492
Other invested assets	2,092	1,383
Short-term investments	23,574	23,095
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(50,830)	(53,915)
Fixed maturities, trading	(4,678)	(4,913)
Assets supporting experience-rated contractholder liabilities	(1,455)	(1,346)
Equity securities	(4,166)	(2,527)
Commercial mortgage and other loans	(6,942)	(6,360)
Policy loans	(1,165)	(1,179)
Other invested assets	(2,386)	(2,651)
Short-term investments	(21,198)	(25,952)
Derivatives, net	(23)	(97)
Other, net(1)	(345)	57
Cash flows from (used in) investing activities	(20,535)	(21,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	30,347	27,657
Policyholders’ account withdrawals	(14,879)	(14,170)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,117	3,393
Cash dividends paid on Common Stock	(1,451)	(1,424)
Net change in financing arrangements (maturities 90 days or less)	551	(536)
Common Stock acquired	(746)	(746)
Common Stock reissued for exercise of stock options	84	142
Proceeds from the issuance of debt (maturities longer than 90 days)	1,071	1,303
Repayments of debt (maturities longer than 90 days)	(1,546)	(812)
Proceeds from notes issued by consolidated VIEs	496	823
Repayments of notes issued by consolidated VIEs	(187)	(393)
Other, net(1)	518	737
Cash flows from (used in) financing activities	16,375	15,974
Effect of foreign exchange rate changes on cash balances	212	(105)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(996)	765
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	18,520	19,463
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$17,524	$20,228

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (in millions)

	Nine Months Ended September 30,
	2025	2024
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$182	$214
Significant pension risk transfer transactions(3):
Assets received, excluding Cash and cash equivalents	$0	$11,693
Liabilities assumed	0	16,020
Net cash received	$0	$4,327
Somerset Re reinsurance transaction(4):
Reinsurance recoverables under modified coinsurance, net	$0	$(578)
Unwind of Deferred policy acquisition costs ceded	0	284
Deferred reinsurance gain	0	363
Net cash received (paid)	$0	$69
Prismic Re International reinsurance transaction(4):
Net assets transferred, excluding Cash and cash equivalents	$6,069	$0
Deposit assets established for Policyholders’ account balances ceded	(6,366)	0
Unwind of Deferred policy acquisition costs ceded	219	0
Net cash received (paid)	$(78)	$0
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$17,469	$20,198
Restricted cash and restricted cash equivalents (included in “Other assets”)	55	30
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$17,524	$20,228
__________
(1)See Note 20 for additional information regarding related party transactions.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)There were no non-cash pension risk transfer transactions for the nine months ended September 30, 2025.
(4)See Note 12 for additional information regarding the reinsurance agreements with Somerset Reinsurance Ltd. (“Somerset Re”) and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”).

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

Revision of Previously Issued Financial Statements

The Company reclassified certain amounts in prior periods to conform to the current period presentation and recorded other adjustments, including the following:

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $68 million and $149 million for the three and nine months ended September 30, 2024, respectively. See Note 19 for additional information regarding adjusted operating income.

As also previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company corrected the prior period presentation for certain noncontrolling interests, primarily related to consolidated PGIM-managed funds, that contain redemption features that are at the option of the holder and outside of the Company’s control. These noncontrolling interests were previously reported within “Noncontrolling interests” and are now correctly presented as “Mezzanine equity” and totaled $1,372 million as of March 31, 2024, $1,267 million as of June 30, 2024 and $1,324 million as of September 30, 2024 within the Unaudited Interim Consolidated Statement of Equity.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASUs issued but not yet adopted as of September 30, 2025

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,148	$720	$4,685	$0	$22,183
Obligations of U.S. states and their political subdivisions	5,986	141	565	0	5,562
Foreign government securities	66,675	881	11,811	0	55,745
U.S. public corporate securities	114,633	2,118	8,923	13	107,815
U.S. private corporate securities(1)	47,916	1,054	2,007	79	46,884
Foreign public corporate securities	25,208	473	1,121	34	24,526
Foreign private corporate securities	41,190	1,634	2,668	155	40,001
Asset-backed securities(2)	18,397	187	47	1	18,536
Commercial mortgage-backed securities	10,165	86	324	0	9,927
Residential mortgage-backed securities(3)	4,363	37	165	0	4,235
Total fixed maturities, available-for-sale(1)	$360,681	$7,331	$32,316	$282	$335,414
__________
(1)Excludes notes with amortized cost of $15,412 million (fair value, $15,412 million), which have been offset with the associated debt under a netting agreement.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,893	$52	$12,085	$4,633	$14,978	$4,685
Obligations of U.S. states and their political subdivisions	639	24	3,531	541	4,170	565
Foreign government securities	8,925	502	23,937	11,309	32,862	11,811
U.S. public corporate securities	7,559	168	52,419	8,745	59,978	8,913
U.S. private corporate securities	2,947	77	24,884	1,929	27,831	2,006
Foreign public corporate securities	2,263	38	8,799	1,082	11,062	1,120
Foreign private corporate securities	777	43	17,160	2,624	17,937	2,667
Asset-backed securities	1,353	22	668	25	2,021	47
Commercial mortgage-backed securities	296	0	5,891	324	6,187	324
Residential mortgage-backed securities	365	2	1,261	163	1,626	165
Total fixed maturities, available-for-sale	$28,017	$928	$150,635	$31,375	$178,652	$32,303

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667	$334	$10,161	$4,771	$16,828	$5,105
Obligations of U.S. states and their political subdivisions	1,592	53	3,288	565	4,880	618
Foreign government securities	8,280	349	20,780	7,532	29,060	7,881
U.S. public corporate securities	25,420	1,036	48,152	10,485	73,572	11,521
U.S. private corporate securities	7,581	183	24,846	2,743	32,427	2,926
Foreign public corporate securities	5,751	170	8,084	1,246	13,835	1,416
Foreign private corporate securities	8,702	282	18,862	4,010	27,564	4,292
Asset-backed securities	1,488	11	1,015	48	2,503	59
Commercial mortgage-backed securities	1,092	8	6,432	539	7,524	547
Residential mortgage-backed securities	361	4	1,377	219	1,738	223
Total fixed maturities, available-for-sale	$66,934	$2,430	$142,997	$32,158	$209,931	$34,588

As of September 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $31,441 million and $33,437 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $862 million and $1,151 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2025, the $31,375 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2024, the $32,158 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2025. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2025
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$14,988	$14,983
Due after one year through five years	66,894	67,639
Due after five years through ten years	63,078	63,523
Due after ten years(1)	182,796	156,571
Asset-backed securities	18,397	18,536
Commercial mortgage-backed securities	10,165	9,927
Residential mortgage-backed securities	4,363	4,235
Total	$360,681	$335,414
__________
(1)Excludes notes with amortized cost of $15,412 million (fair value, $15,412 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,286	$9,406	$13,389	$23,480
Proceeds from maturities/prepayments	6,221	5,133	17,234	16,213
Gross investment gains from sales and maturities	136	357	544	952
Gross investment losses from sales and maturities	(289)	(687)	(829)	(1,957)
Write-downs recognized in earnings(2)	(16)	(440)	(192)	(449)
(Addition to) release of allowance for credit losses	(58)	(66)	49	(99)
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $89 million and $146 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$223	$1	$0	$0	$224
Additions to allowance for credit losses not previously recorded	0	0	71	0	0	0	71
Reductions for securities sold during the period	0	0	(1)	0	0	0	(1)
Additions (reductions) on securities with previous allowance	0	0	(1)	0	0	0	(1)
Write-downs charged against the allowance	0	0	(11)	0	0	0	(11)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$281	$1	$0	$0	$282

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$168	$1	$0	$0	$169
Additions to allowance for credit losses not previously recorded	0	0	59	0	0	0	59
Reductions for securities sold during the period	0	0	(7)	0	0	0	(7)
Additions (reductions) on securities with previous allowance	0	0	16	(1)	0	0	15
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$235	$0	$0	$0	$235

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	88	1	0	0	89
Reductions for securities sold during the period	0	0	(13)	0	0	0	(13)
Additions (reductions) on securities with previous allowance	0	0	30	0	0	0	30
Write-downs charged against the allowance	0	0	(155)	0	0	0	(155)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$281	$1	$0	$0	$282

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	118	0	0	0	118
Reductions for securities sold during the period	0	(30)	(27)	0	0	0	(57)
Additions (reductions) on securities with previous allowance	0	(23)	40	(2)	0	0	15
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$235	$0	$0	$0	$235

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended September 30, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, basic industry and communications sectors within corporate securities primarily due to adverse projected cash flows. For the three months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer non-cyclical, consumer cyclical and energy sectors within corporate securities due to adverse projected cash flows.

For the nine months ended September 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to security restructures and settlements within the communications, capital goods, and consumer non-cyclical sectors within corporate securities, partially offset by net additions within the basic industry and consumer cyclical sectors within corporate securities primarily due to adverse projected cash flows. For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer non-cyclical, consumer cyclical and energy sectors within corporate securities due to adverse projected cash flows, partially offset by a net release within foreign government securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$64	$61	$68	$67
Foreign government securities	633	623	544	539
Obligations of U.S. government authorities and agencies and obligations of U.S. states	237	244	207	220
Total fixed maturities(1)	934	928	819	826
Equity securities	2,225	3,720	1,763	2,881
Total assets supporting experience-rated contractholder liabilities(2)	$3,159	$4,648	$2,582	$3,707
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings as of both September 30, 2025 and December 31, 2024.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both September 30, 2025 and December 31, 2024.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $337 million and $(47) million during the three months ended September 30, 2025 and 2024, respectively, and $391 million and $326 million during the nine months ended September 30, 2025 and 2024, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $140 million and $543 million during the three months ended September 30, 2025 and 2024, respectively, and $556 million and $216 million during the nine months ended September 30, 2025 and 2024, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $438 million and $179 million during the three months ended September 30, 2025 and 2024, respectively, and $583 million and $822 million during the nine months ended September 30, 2025 and 2024, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$58,910	$48,578	$56,457	$51,177
Fixed maturities, trading	19	19	18	18
Assets supporting experience-rated contractholder liabilities	555	537	472	462
Total	$59,484	$49,134	$56,947	$51,657

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$3,727	$3,181	$2,753	$2,251
Fixed maturities, trading	78	74	44	40
Short-term investments	0	0	2	2
Cash equivalents	174	174	228	228
Total	$3,979	$3,429	$3,027	$2,521

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$6,760	10.6%	$7,867	12.7%
Retail	5,721	9.0	5,552	9.0
Apartments/Multi-Family	19,541	30.6	17,522	28.3
Industrial	17,341	27.2	16,900	27.3
Hospitality	1,731	2.7	1,831	3.0
Self-Storage(1)	2,226	3.5	2,194	3.5
Health Care Senior Living(1)	1,874	2.9	1,858	3.0
Other(1)	559	0.9	334	0.6
Total commercial mortgage loans	55,753	87.4	54,058	87.4
Agricultural property loans	8,066	12.6	7,775	12.6
Total commercial mortgage and agricultural property loans	63,819	100.0%	61,833	100.0%
Allowance for credit losses	(438)		(528)
Total net commercial mortgage and agricultural property loans	63,381		61,305
Other loans:
Residential mortgage loans	692		19
Uncollateralized loans	296		595
Other collateralized loans	503		468
Total other loans	1,491		1,082
Allowance for credit losses	(59)		(46)
Total net other loans	1,432		1,036
Total net commercial mortgage and other loans(2)	$64,813		$62,341
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of September 30, 2025 and December 31, 2024, the net carrying value of these loans was $1,336 million and $702 million, respectively.

As of September 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Texas (6%) and Florida (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Japan (1%) and Australia (1%).

As of September 30, 2025, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (14%), California (9%) and New York (7%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$450	$58	$0	$32	$14	$554
Addition to (release of) allowance for expected losses	30	3	5	9	(1)	46
Write-downs charged against the allowance	(103)	0	0	0	0	(103)
Change in foreign exchange	0	0	0	0	0	0
Allowance, end of period	$377	$61	$5	$41	$13	$497

	Three Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$489	$24	$0	$33	$18	$564
Addition to (release of) allowance for expected losses	(6)	53	0	(1)	(2)	44
Write-downs charged against the allowance	0	(5)	0	0	0	(5)
Change in foreign exchange	0	0	0	0	0	0
Allowance, end of period	$483	$72	$0	$32	$16	$603

	Nine Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	72	90	5	9	(1)	175
Write-downs charged against the allowance	(103)	(150)	0	0	0	(253)
Change in foreign exchange	1	0	0	0	0	1
Allowance, end of period	$377	$61	$5	$41	$13	$497

	Nine Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$443	$16	$0	$0	$1	$460
Addition to (release of) allowance for expected losses	41	61	0	32	15	149
Write-downs charged against the allowance	0	(5)	0	0	0	(5)
Change in foreign exchange	(1)	0	0	0	0	(1)
Allowance, end of period	$483	$72	$0	$32	$16	$603

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The CECL allowance for residential mortgage loans carried at amortized cost is determined based on the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers industry historical credit loss experience, current conditions, and reasonable and supportable forecasts. The calculation pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended September 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within commercial mortgage loans in the retail sector. For the three months ended September 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in the loan-specific reserves related to agricultural property loans.

For the nine months ended September 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector, partially offset by increases in loan-specific reserves within agricultural property and commercial mortgage loans in the retail sector. For the nine months ended September 30, 2024, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in the loan-specific reserves related to agricultural property loans and commercial mortgage loans within the office sector along with the establishment of loan-specific reserves for both the collateralized and uncollateralized consumer loan portfolios.

The following table sets forth the write-downs of commercial mortgage and agricultural property loans by origination year for the nine months ended September 30, 2025:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$103	$103
Agricultural property loans	0	0	13	117	1	19	150
Total	$0	$0	$13	$117	$1	$122	$253

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$2,130	$2,154	$2,199	$1,045	$2,401	$17,247	$59	$27,235
60%-69.99%	3,394	4,042	1,721	1,584	1,924	4,014	0	16,679
70%-79.99%	726	920	1,198	400	1,162	2,006	0	6,412
80% or greater	0	272	135	335	282	4,403	0	5,427
Total	$6,250	$7,388	$5,253	$3,364	$5,769	$27,670	$59	$55,753
Debt Service Coverage Ratio:
Greater than 1.2x	$5,764	$6,496	$4,413	$3,094	$5,669	$24,806	$0	$50,242
1.0 - 1.2x	261	675	690	187	42	1,286	59	3,200
Less than 1.0x	225	217	150	83	58	1,578	0	2,311
Total	$6,250	$7,388	$5,253	$3,364	$5,769	$27,670	$59	$55,753
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$525	$653	$296	$970	$1,956	$1,998	$148	$6,546
60%-69.99%	72	111	554	18	10	86	58	909
70%-79.99%	0	0	0	0	6	14	0	20
80% or greater	4	0	5	426	10	103	43	591
Total	$601	$764	$855	$1,414	$1,982	$2,201	$249	$8,066
Debt Service Coverage Ratio:
Greater than 1.2x	$601	$742	$811	$821	$1,911	$1,824	$206	$6,916
1.0 - 1.2x	0	18	34	38	48	173	0	311
Less than 1.0x	0	4	10	555	23	204	43	839
Total	$601	$764	$855	$1,414	$1,982	$2,201	$249	$8,066

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

Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with FICO scores typically considered prime or above. The primary credit quality indicator is whether a loan is performing or nonperforming. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$637	$39	$0	$0	$0	$16	$692
Nonperforming	0	0	0	0	0	0	0
Total	$637	$39	$0	$0	$0	$16	$692

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$0	$0	$0	$0	$0	$19	$19
Nonperforming	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$19	$19

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

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans(1)	$0	$0	0.0%	$0	$63	0.1%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

	Nine Months Ended September 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans(1)	$0	$0	0.0%	$335	$63	0.7%
Agricultural property loans	$0	$0	0.0%	$3	$0	0.0%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

For the three and nine months ended September 30, 2024, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both September 30, 2025 and December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$55,618	$0	$0	$135	$135	$55,753	$171
Agricultural property loans	7,258	0	0	808	808	8,066	858
Residential mortgage loans	692	0	0	0	0	692	0
Other collateralized loans	503	0	0	0	0	503	0
Uncollateralized loans	296	0	0	0	0	296	25
Total	$64,367	$0	$0	$943	$943	$65,310	$1,054
__________
(1)As of September 30, 2025, there were no loans in this category accruing interest.
(2)Includes loans for which no credit losses are expected due to U.S. agency guarantees.
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$53,873	$0	$3	$182	$185	$54,058	$220
Agricultural property loans	7,012	0	21	742	763	7,775	767
Residential mortgage loans	19	0	0	0	0	19	0
Other collateralized loans	468	0	0	0	0	468	0
Uncollateralized loans	595	0	0	0	0	595	25
Total	$61,967	$0	$24	$924	$948	$62,915	$1,012
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

Loans on non-accrual status recognized interest of $1 million and $11 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $415 million and $207 million as of September 30, 2025 and December 31, 2024, respectively.

For both the three and nine months ended September 30, 2025, there were $676 million of residential mortgage loans acquired.

For both the three and nine months ended September 30, 2025, there were no residential mortgage loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$11,244	$10,615
Hedge funds	3,012	3,143
Real estate-related	2,765	2,661
Subtotal equity method	17,021	16,419
Fair value:
Private equity	911	1,076
Hedge funds	1,943	2,080
Real estate-related	851	951
Subtotal fair value	3,705	4,107
Total LPs/LLCs	20,726	20,526
Real estate held through direct ownership(1)	1,855	1,743
Total alternative assets	22,581	22,269
Credit-like instruments(2)	1,230	933
Derivative instruments	2,103	1,597
Other(3)	1,751	1,552
Total other invested assets	$27,665	$26,351
_________
(1)As of September 30, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $228 million and $185 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
Fixed maturities	$3,020	$2,892
Equity securities	10	8
Commercial mortgage and other loans	241	228
Policy loans	252	236
Other invested assets	11	12
Short-term investments and cash equivalents	47	65
Total accrued investment income	$3,581	$3,441

Write-downs on accrued investment income were $0 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million for both the nine months ended September 30, 2025 and 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities, available-for-sale(1)	$3,955	$3,805	$11,613	$11,100
Fixed maturities, trading	204	146	548	392
Assets supporting experience-rated contractholder liabilities	14	14	42	41
Equity securities	42	35	135	134
Commercial mortgage and other loans	719	654	2,102	1,907
Policy loans	122	127	369	368
Other invested assets	599	331	1,413	898
Short-term investments and cash equivalents	240	299	737	881
Gross investment income	5,895	5,411	16,959	15,721
Less: investment expenses	(367)	(356)	(1,075)	(1,053)
Net investment income	$5,528	$5,055	$15,884	$14,668
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities(1)	$(227)	$(836)	$(428)	$(1,553)
Commercial mortgage and other loans	(54)	(41)	(178)	(136)
Investment real estate	1	2	(10)	(4)
LPs/LLCs	15	16	20	39
Derivatives(2)	(539)	(745)	(2,333)	(169)
Ceded income (loss) on modified coinsurance assets(2)(3)	(222)	(245)	(541)	(504)
Other(2)	0	5	15	9
Realized investment gains (losses), net	$(1,026)	$(1,844)	$(3,455)	$(2,318)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$3	$6
Fixed maturity securities, available-for-sale without an allowance	(24,988)	(29,109)
Derivatives designated as cash flow hedges(1)	(161)	1,780
Derivatives designated as fair value hedges(1)	(171)	(64)
Other investments(2)	90	106
Net unrealized gains (losses) on investments	$(25,227)	$(27,281)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2025				December 31, 2024
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,846	$0	$0	$8,846	$6,450	$0	$0	$6,450
U.S. public corporate securities	0	452	0	452	0	327	0	327
Foreign public corporate securities	0	8	0	8	0	19	0	19
Commercial mortgage-backed securities	631	0	0	631	0	0	0	0
Total securities sold under agreements to repurchase	$9,477	$460	$0	$9,937	$6,450	$346	$0	$6,796

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$1	$0	$1
Obligations of U.S. states and their political subdivisions	43	0	43	46	0	46
Foreign government securities	109	0	109	122	6	128
U.S. public corporate securities	6,962	190	7,152	7,506	403	7,909
Foreign public corporate securities	1,133	18	1,151	1,181	118	1,299
Equity securities	142	0	142	238	0	238
Total cash collateral for loaned securities(1)	$8,389	$208	$8,597	$9,094	$527	$9,621
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Fixed maturities, available-for-sale	$1,607	$1,250	$727	$716
Fixed maturities, trading	137	166	0	0
Equity securities	97	80	0	0
Commercial mortgage and other loans	681	681	356	490
Other invested assets	7,319	6,379	484	500
Cash and cash equivalents	360	308	2	0
Accrued investment income	3	6	3	3
Other assets	1,328	644	688	613
Total assets of consolidated VIEs	$11,532	$9,514	$2,260	$2,322
Other liabilities	$568	$218	$6	$1
Notes issued by consolidated VIEs(2)	1,841	1,392	27	38
Total liabilities of consolidated VIEs	$2,409	$1,610	$33	$39
__________
(1)Total assets of consolidated VIEs reflect $4,218 million and $3,835 million as of September 30, 2025 and December 31, 2024, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2025, the maturities of these obligations were between 0 and 13 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,540 million and $1,529 million as of September 30, 2025 and December 31, 2024, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $21,114 million and $21,847 million as of September 30, 2025 and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $2,107 million and $1,601 million as of September 30, 2025 and December 31, 2024, respectively, and total derivative liabilities of $5,465 million and $4,751 million as of September 30, 2025 and December 31, 2024, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$5,044	$29	$(308)	$4,260	$11	$(404)
Interest Rate Forwards	10	0	0	10	0	0
Foreign Currency
Foreign Currency Forwards	4,856	34	(240)	4,771	92	(197)
Currency/Interest Rate
Foreign Currency Swaps	33,593	1,407	(1,490)	31,301	2,652	(368)
Total Derivatives Designated as Hedge Accounting Instruments	$43,503	$1,470	$(2,038)	$40,342	$2,755	$(969)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$247,972	$9,969	$(22,804)	$228,392	$11,272	$(24,802)
Interest Rate Futures	10,668	4	(24)	9,773	6	(21)
Interest Rate Options	29,725	111	(1,244)	34,005	430	(1,583)
Interest Rate Forwards	4,103	35	(3)	2,544	9	(80)
Interest Rate Total Return Swaps	1,597	11	(2)	485	4	(2)
Foreign Currency
Foreign Currency Forwards	35,930	843	(866)	27,819	1,625	(1,181)
Currency/Interest Rate
Foreign Currency Swaps	7,377	417	(179)	7,525	658	(129)
Credit
Credit Default Swaps	6,280	109	0	4,027	90	0
Equity
Equity Futures	1,001	7	(1)	2,019	6	(7)
Equity Options	195,342	9,467	(7,669)	104,438	4,507	(3,790)
Equity Total Return Swaps	14,657	1,313	(1,269)	9,796	331	(327)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	76,991	0	0	76,416	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$632,893	$22,286	$(34,061)	$508,489	$18,939	$(31,923)
Total Derivatives(2)(3)	$676,396	$23,756	$(36,099)	$548,831	$21,694	$(32,892)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $17,578 million (including the Prismic funds withheld related embedded derivative net liability of $126 million) and $11,783 million (including the Prismic funds withheld related embedded derivative net liability of $(91) million) as of September 30, 2025 and December 31, 2024, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2025, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2025		December 31, 2024
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$652	$16	$216	$11
Policyholders’ account balances	$(1,585)	$281	$(1,510)	$327
Future policy benefits	$(2,439)	$264	$(2,280)	$423
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

	September 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$23,616	$(21,649)	$1,967	$(963)	$1,004
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$23,616	$(21,649)	$1,967	$(963)	$1,004
Offsetting of Financial Liabilities:
Derivatives	$36,099	$(30,634)	$5,465	$(5,027)	$438
Securities sold under agreement to repurchase	9,937	0	9,937	(9,306)	631
Total Liabilities	$46,036	$(30,634)	$15,402	$(14,333)	$1,069

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,574	$(20,093)	$1,481	$(696)	$785
Securities purchased under agreement to resell	277	0	277	(277)	0
Total Assets	$21,851	$(20,093)	$1,758	$(973)	$785
Offsetting of Financial Liabilities:
Derivatives	$32,891	$(28,141)	$4,750	$(4,403)	$347
Securities sold under agreement to repurchase	6,796	0	6,796	(6,796)	0
Total Liabilities	$39,687	$(28,141)	$11,546	$(11,199)	$347
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

	Three Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(2)	$0	$1	$0	$0	$(1)	$(2)	$0
Currency	0	0	0	0	0	0	(33)	0
Total gains (losses) on derivatives designated as hedge instruments	(2)	0	1	0	0	(1)	(35)	0
Gains (losses) on the hedged item:
Interest Rate	1	0	6	0	0	(3)	(2)	0
Currency	0	0	0	0	0	0	33	0
Total gains (losses) on hedged item	1	0	6	0	0	(3)	31	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	(4)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	(4)
Total gains (losses) on fair value hedges net of hedged item	(1)	0	7	0	0	(4)	(8)	(4)
Cash flow hedges
Interest Rate	0	0	(3)	0	0	0	0	3
Currency	0	0	0	0	0	0	0	52
Currency/Interest Rate	11	0	79	28	0	0	0	381
Total gains (losses) on cash flow hedges	11	0	76	28	0	0	0	436
Net investment hedges
Currency	0	0	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	6
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	64	(196)	0	0	0	0	0	0
Currency	(27)	0	0	1	0	0	0	0
Currency/Interest Rate	111	0	0	(1)	0	0	0	0
Credit	30	0	0	0	0	0	0	0
Equity	1,975	(365)	0	0	0	0	0	0
Embedded Derivatives(2)	(2,702)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(549)	(561)	0	0	0	0	0	0
Total	$(539)	$(561)	$83	$28	$0	$(4)	$(8)	$438

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(8)	$0	$1	$0	$0	$40	$26	$0
Currency	0	0	0	0	0	0	130	0
Total gains (losses) on derivatives designated as hedge instruments	(8)	0	1	0	0	40	156	0
Gains (losses) on the hedged item:
Interest Rate	6	0	13	0	0	(46)	(31)	0
Currency	0	0	0	0	0	0	(129)	0
Total gains (losses) on hedged item	6	0	13	0	0	(46)	(160)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(10)	(107)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(10)	(107)
Total gains (losses) on fair value hedges net of hedged item	(2)	0	14	0	0	(6)	(14)	(107)
Cash flow hedges
Interest Rate	0	0	(10)	0	0	0	0	12
Currency	0	0	0	0	0	0	0	(90)
Currency/Interest Rate	19	0	268	(463)	0	0	0	(1,863)
Total gains (losses) on cash flow hedges	19	0	258	(463)	0	0	0	(1,941)
Net investment hedges
Currency	0	0	0	0	0	0	0	(49)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(49)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	38	(326)	0	0	0	0	0	0
Currency	(614)	0	0	(1)	0	0	0	0
Currency/Interest Rate	(260)	0	0	(6)	0	0	0	0
Credit	71	0	0	0	0	0	0	0
Equity	2,990	(755)	0	0	0	0	0	0
Embedded Derivatives(2)	(4,353)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,128)	(1,081)	0	(7)	0	0	0	0
Total	$(2,111)	$(1,081)	$272	$(470)	$0	$(6)	$(14)	$(2,097)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $24 million and $(64) million for the three and nine months ended September 30, 2025, respectively, and $(122) million and $(21) million for the three and nine months ended September 30, 2024, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $(81) million and $(217) million for the three and nine months ended September 30, 2025, respectively, and $(543) million and $(71) million for the three and nine months ended September 30, 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2024	$1,780
Amount recorded in AOCI:
Interest Rate	2
Currency	(96)
Currency/Interest Rate	(2,039)
Total amount recorded in AOCI	(2,133)
Amount reclassified from AOCI to income:
Interest Rate	10
Currency	6
Currency/Interest Rate	176
Total amount reclassified from AOCI to income	192
Balance, September 30, 2025	$(161)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2025 values, it is estimated that a pre-tax gain of $279 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2026.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $29 million and $(113) million for the three and nine months ended September 30, 2025, respectively, and $(136) million and $(23) million for the three and nine months ended September 30, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,248	64	0	0	0	0	816	45	6,064	109
Total	$0	$0	$0	$0	$5,248	$64	$0	$0	$0	$0	$816	$45	$6,064	$109

	December 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	40	0	0	0	0	662	50	4,027	90
Total	$0	$0	$0	$0	$3,365	$40	$0	$0	$0	$0	$662	$50	$4,027	$90
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. (“Moody's”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, an NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 3% and 4% of the index reference name rated as NAIC 6 as of September 30, 2025 and December 31, 2024, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2025 and December 31, 2024, the Company had $216 million and $0 million of outstanding notional amounts, respectively, and reported at fair value as a liability of $0 million and an asset of $0 million, respectively.

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

As of September 30, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,183	$0	$	$22,183
Obligations of U.S. states and their political subdivisions	0	5,557	5		5,562
Foreign government securities	0	55,740	5		55,745
U.S. corporate public securities	0	107,745	70		107,815
U.S. corporate private securities(2)	0	42,343	4,541		46,884
Foreign corporate public securities	0	24,486	40		24,526
Foreign corporate private securities	0	38,227	1,774		40,001
Asset-backed securities(3)	0	14,805	3,731		18,536
Commercial mortgage-backed securities	0	9,048	879		9,927
Residential mortgage-backed securities	0	4,230	5		4,235
Subtotal	0	324,364	11,050		335,414
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	244	0		244
Foreign government securities	0	623	0		623
Corporate securities	0	61	0		61
Equity securities	2,074	1,646	0		3,720
Subtotal	2,074	2,574	0		4,648
Market risk benefit assets	0	0	2,252		2,252
Fixed maturities, trading	0	11,918	2,657		14,575
Equity securities	6,102	2,061	631		8,794
Commercial mortgage and other loans	0	1,073	263		1,336
Other invested assets(4)	640	23,116	1,012	(21,649)	3,119
Short-term investments	965	4,674	31		5,670
Cash equivalents	795	9,153	0		9,948
Reinsurance recoverables and deposit receivables	0	137	353		490
Separate account assets(5)(6)	9,887	160,849	239		170,975
Total assets	$20,463	$539,919	$18,488	$(21,649)	$557,221
Market risk benefit liabilities	$0	$0	$4,771	$	$4,771
Policyholders’ account balances	0	0	17,956		17,956
Reinsurance and funds withheld payables	0	108	0		108
Other liabilities	569	35,530	0	(30,634)	5,465
Notes issued by consolidated VIEs	0	0	313		313
Total liabilities	$569	$35,638	$23,040	$(30,634)	$28,613

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,348	$0	$	$20,348
Obligations of U.S. states and their political subdivisions	0	6,098	6		6,104
Foreign government securities	0	57,472	7		57,479
U.S. corporate public securities	0	98,442	66		98,508
U.S. corporate private securities(2)	0	39,848	3,941		43,789
Foreign corporate public securities	0	21,946	36		21,982
Foreign corporate private securities	0	32,675	1,788		34,463
Asset-backed securities(3)	0	15,654	1,480		17,134
Commercial mortgage-backed securities	0	8,420	853		9,273
Residential mortgage-backed securities	0	2,490	0		2,490
Subtotal	0	303,393	8,177		311,570
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	220	0		220
Foreign government securities	0	539	0		539
Corporate securities	0	67	0		67
Equity securities	1,522	1,359	0		2,881
Subtotal	1,522	2,185	0		3,707
Market risk benefit assets	0	0	2,331		2,331
Fixed maturities, trading	0	10,544	1,986		12,530
Equity securities	7,154	1,745	518		9,417
Commercial mortgage and other loans	0	469	233		702
Other invested assets(4)	10	21,683	953	(20,093)	2,553
Short-term investments	1,896	6,238	461		8,595
Cash equivalents	326	10,365	0		10,691
Reinsurance recoverables and deposit receivables	0	236	613		849
Separate account assets(5)(6)	8,441	157,999	232		166,672
Total assets	$19,349	$514,857	$15,504	$(20,093)	$529,617
Market risk benefit liabilities	$0	$0	$4,455	$	$4,455
Policyholders’ account balances	0	0	12,746		12,746
Reinsurance and funds withheld payables	0	(118)	0		(118)
Other liabilities	28	32,863	1	(28,141)	4,751
Notes issued by consolidated VIEs	0	0	60		60
Total liabilities	$28	$32,745	$17,262	$(28,141)	$21,894
__________
(1)“Netting” amounts represent cash collateral of $(8,986) million and $(8,049) million as of September 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $15,412 million (carrying amount of $15,412 million) and $14,748 million (carrying amount of $14,748 million) as of September 30, 2025 and December 31, 2024, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2025 and December 31, 2024, the fair value of such investments was $4,909 million and $5,021 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2025 and December 31, 2024, the fair value of such investments was $27,565 million and $26,700 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,428	Discounted cash flow	Discount rate	1.05%	21.17%	8.70%	Decrease
		Market comparables	EBITDA multiple(4)	0.1X	8.8X	3.0X	Increase
		Liquidation	Liquidation value	28.00%	84.21%	46.18%	Increase
Asset backed securities	$1,445	Discounted cash flow	Discount rate	1.00%	9.91%	3.56%	Decrease
			Liquidity premium	0.10%	1.85%	0.82%	Decrease
Commercial mortgage-backed securities	$871	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,252	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.33%	1.65%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$216	Discounted cash flow	Discount rate(5)	15.85%	40.00%		Decrease
		Market comparables	EBITDA multiple(4)	7.5X	7.5X	7.5X	Increase
		Net Asset Value	Share price	$3	$1,809	$758	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	2.25%	3.40%	2.65%	Decrease
Reinsurance recoverables and deposit receivables	$353	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.33%	1.65%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,771	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.33%	1.65%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$17,890	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.33%	1.65%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(2)%	9%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,763	Discounted cash flow	Discount rate	0.95%	20.00%	10.36%	Decrease
		Market comparables	EBITDA multiple(4)	3.0X	8.8X	7.6X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset backed securities	$529	Discounted cash flow	Discount rate	2.30%	10.70%	6.08%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,331	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$209	Discounted cash flow	Discount rate(5)	0.16%	40.00%		Decrease
		Market comparables	EBITDA multiple(4)	5.5X	12.2X	6.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$779	Increase
Reinsurance recoverables and deposit receivables	$613	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,455	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.29%	1.71%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$12,741	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.29%	1.73%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both September 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$1	$0	$0	$0	$0	$(1)	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,660	(21)	210	(24)	0	(341)	(5)	4	(58)	6,425	(38)
Structured securities(4)	4,328	43	453	0	0	(118)	(1)	112	(202)	4,615	44
Other assets:
Fixed maturities, trading	2,090	1	596	(2)	0	(54)	0	25	1	2,657	(1)
Equity securities	601	21	16	(7)	0	(2)	(9)	11	0	631	20
Commercial mortgage and other loans	263	0	0	0	0	0	0	0	0	263	0
Other invested assets	978	(10)	48	(1)	0	(2)	0	0	(1)	1,012	(11)
Short-term investments	18	0	15	2	0	(2)	0	(1)	(1)	31	0
Cash equivalents	1	0	1	0	0	0	(2)	0	0	0	0
Reinsurance recoverables and deposit receivables	367	(37)	45	0	0	(22)	0	0	0	353	(59)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	252	7	18	(14)	0	(10)	0	(1)	(13)	239	6
Liabilities:
Policyholders’ account balances(5)	(15,289)	(2,445)	0	0	(219)	0	(3)	0	0	(17,956)	1
Other liabilities	(15)	15	0	0	0	0	0	0	0	0	15
Notes issued by consolidated VIEs	(195)	0	0	0	(293)	175	0	0	0	(313)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(41)	$0	$0	$64	$(1)	$(58)	$0	$0	$64
Other assets:
Fixed maturities, trading	0	1	0	0	0	0	(1)	0	0
Equity securities	0	21	0	0	0	0	20	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(11)	1	0	1	(1)	(10)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(37)	0	0	0	0	(59)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	7	0	0	0	0	6	0
Liabilities:
Policyholders’ account balances	(2,445)	0	0	0	0	1	0	0	0
Other liabilities	15	0	0	0	0	15	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$0	$0	$(1)	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(47)	1,917	(495)	0	(943)	(35)	256	(59)	6,425	(72)
Structured securities(4)	2,333	52	2,181	(169)	0	(351)	(172)	1,176	(435)	4,615	56
Other assets:
Fixed maturities, trading	1,986	(34)	1,308	(273)	0	(392)	183	28	(149)	2,657	(40)
Equity securities	518	8	232	(65)	0	(3)	(9)	131	(181)	631	1
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(14)	106	(32)	0	(2)	1	0	0	1,012	(15)
Short-term investments	461	0	38	(453)	0	(13)	(2)	0	0	31	0
Cash equivalents	0	0	3	0	0	(1)	(2)	0	0	0	0
Reinsurance recoverables and deposit receivables	613	(36)	66	0	0	(56)	(234)	0	0	353	(92)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	232	15	103	(51)	0	(41)	0	4	(23)	239	14
Liabilities:
Policyholders’ account balances(5)	(12,746)	(3,988)	0	0	(1,215)	0	(7)	0	0	(17,956)	238
Other liabilities	(1)	1	0	0	0	0	0	0	0	0	1
Notes issued by consolidated VIEs	(60)	0	0	0	(424)	175	(4)	0	0	(313)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(72)	$0	$0	$82	$(5)	$(91)	$0	$0	$75
Other assets:
Fixed maturities, trading	0	(33)	0	0	(1)	0	(40)	0	0
Equity securities	0	8	0	0	0	0	1	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(14)	0	0	1	(1)	(14)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(36)	0	0	0	0	(92)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	15	0	0	0	0	14	0
Liabilities:
Policyholders’ account balances	(3,988)	0	0	0	0	238	0	0	0
Other liabilities	1	0	0	0	0	1	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$1	$0	$0	$0	$0	$0	$0	$(1)	$6	$0
Foreign government	7	0	0	0	0	1	0	(1)	0	7	0
Corporate securities(3)	5,003	(12)	694	(52)	0	(112)	28	81	(16)	5,614	(20)
Structured securities(4)	2,052	65	230	(55)	0	(7)	2	8	(15)	2,280	62
Other assets:
Fixed maturities, trading	1,520	49	322	(1)	0	(15)	1	65	(327)	1,614	49
Equity securities	556	7	47	(20)	0	0	0	0	0	590	7
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	938	(15)	3	0	0	0	2	0	0	928	(14)
Short-term investments	9	0	456	0	0	0	3	0	0	468	0
Cash equivalents	4	0	0	0	0	0	(4)	0	1	1	0
Reinsurance recoverables and deposit receivables	363	10	63	0	0	(14)	88	0	0	510	(4)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	342	4	176	(208)	0	(3)	0	12	(51)	272	0
Liabilities:
Policyholders’ account balances(5)	(10,213)	(1,096)	0	0	(711)	0	43	0	0	(11,977)	274
Other liabilities	(1)	(1)	0	0	0	0	0	0	0	(2)	0
Notes issued by consolidated VIEs	(422)	3	0	0	(21)	0	0	0	0	(440)	3

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(72)	$0	$0	$119	$7	$(66)	$0	$0	$108
Other assets:
Fixed maturities, trading	0	49	0	0	0	0	49	0	0
Equity securities	0	7	0	0	0	0	7	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(15)	0	0	0	1	(15)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	10	0	0	0	0	(4)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	4	0	0	0	0	0	0
Liabilities:
Policyholders’ account balances	(1,096)	0	0	0	0	274	0	0	0
Other liabilities	(1)	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	3	0	0	0	0	3	0	0

	Nine Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$0	$0	$(1)	$6	$0
Foreign government	8	0	0	0	0	0	0	(1)	0	7	0
Corporate securities(3)	4,806	(101)	1,513	(85)	0	(620)	(126)	243	(16)	5,614	(120)
Structured securities(4)	1,297	58	1,822	(56)	0	(82)	(491)	67	(335)	2,280	51
Other assets:
Fixed maturities, trading	429	44	1,216	(23)	0	(131)	0	467	(388)	1,614	49
Equity securities	512	0	122	(36)	0	(5)	6	1	(10)	590	(3)
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0	0	0
Other invested assets	846	(62)	125	(2)	0	0	21	0	0	928	(62)
Short-term investments	29	1	463	0	0	(6)	(19)	0	0	468	0
Cash equivalents	4	0	4	0	0	0	(8)	0	1	1	0
Reinsurance recoverables and deposit receivables	224	61	177	0	0	(40)	88	0	0	510	21
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(50)	312	(1,032)	0	(7)	0	12	(57)	272	(14)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(2,472)	0	0	(1,798)	0	45	0	0	(11,977)	1,023
Other liabilities	(1)	(1)	0	0	0	0	0	0	0	(2)	(1)
Notes issued by consolidated VIEs	(778)	(5)	0	0	(48)	0	391	0	0	(440)	(5)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(135)	$0	$0	$70	$22	$(124)	$0	$0	$55
Other assets:
Fixed maturities, trading	0	43	0	0	1	0	49	0	0
Equity securities	0	0	0	0	0	0	(3)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(62)	0	0	0	0	(62)	0	0
Short-term investments	0	0	0	0	1	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	61	0	0	0	0	21	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(50)	0	0	0	0	(14)	0
Liabilities:
Policyholders’ account balances	(2,472)	0	0	0	0	1,023	0	0	0
Other liabilities	(1)	0	0	0	0	(1)	0	0	0
Notes issued by consolidated VIEs	0	(5)	0	0	0	0	(5)	0	0
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
(6)Excludes MRB assets of $2,252 million and $2,134 million and MRB liabilities of $4,771 million and $5,178 million for the periods ended September 30, 2025 and 2024, respectively. See Note 11 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$10,155	$0	$	$10,159
Currency	0	877	0		877
Credit	0	109	0		109
Currency/Interest Rate	0	1,824	0		1,824
Equity	636	10,151	0		10,787
Netting(1)				(21,649)	(21,649)
Total derivative assets	$640	$23,116	$0	$(21,649)	$2,107
Derivative Liabilities:
Interest Rate	$24	$24,361	$0	$	$24,385
Currency	0	1,106	0		1,106
Credit	0	0	0		0
Currency/Interest Rate	0	1,669	0		1,669
Equity	545	8,394	0		8,939
Netting(1)				(30,634)	(30,634)
Total derivative liabilities	$569	$35,530	$0	$(30,634)	$5,465

	As of December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,725	$1	$	$11,733
Currency	0	1,717	0		1,717
Credit	0	90	0		90
Currency/Interest Rate	0	3,310	0		3,310
Equity	3	4,841	0		4,844
Netting(1)				(20,093)	(20,093)
Total derivative assets	$10	$21,683	$1	$(20,093)	$1,601
Derivative Liabilities:
Interest Rate	$21	$26,871	$1	$	$26,893
Currency	0	1,378	0		1,378
Credit	0	0	0		0
Currency/Interest Rate	0	497	0		497
Equity	7	4,117	0		4,124
Netting(1)				(28,141)	(28,141)
Total derivative liabilities	$28	$32,863	$1	$(28,141)	$4,751
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$1	$0	$0	$0	$0	$0	$0	$0	$0	$1	$0
Net Derivative - Interest Rate	(15)	15	0	0	0	0	0	0	0	0	15

	Nine Months Ended September 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$1	$0	$0	$0	$0	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	(1)	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0
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

Nonrecurring Fair Value Measurements—The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were adjusted to fair value during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gains (Losses):
Investment real estate	$0	$(9)	$(12)	$(12)
Investment in JV/LP and Other	$0	$0	$0	$(7)
Equity securities	$17	$0	$17	$0

	September 30, 2025	December 31, 2024
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$46	$73
Investment in JV/LP and Other(1)	$0	$128
Equity securities(1)	$32	$0
__________
(1)Reported carrying values for 2025 include values as of the measurement periods of March 31, 2025 for “Investment real estate” and September 30, 2025 for “Equity securities.” Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and June 30, 2024 and September 30, 2024 for “Investment real estate.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$(3)	$0	$5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Commercial mortgage and other loans:
Interest income	$13	$7	$30	$10
Notes issued by consolidated VIEs:
Interest expense	$5	$4	$7	$14

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025	December 31, 2024
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,336	$702
Aggregate contractual principal as of period end	$1,328	$697
Other invested assets:
Fair value as of period end	$26	$19
Notes issued by consolidated VIEs:
Fair value as of period end	$313	$60
Aggregate contractual principal as of period end	$313	$60
__________
(1)As of September 30, 2025, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	September 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$16	$61,917	$61,933	$63,477
Policy loans	11	0	9,940	9,951	9,951
Other invested assets	0	93	0	93	93
Short-term investments	578	0	0	578	578
Cash and cash equivalents	6,948	573	0	7,521	7,521
Accrued investment income	0	3,581	0	3,581	3,581
Reinsurance recoverables and deposit receivables	0	9	5,939	5,948	5,948
Other assets	55	3,263	2	3,320	3,320
Total assets	$7,592	$7,535	$77,798	$92,925	$94,469
Liabilities:
Policyholders’ account balances—investment contracts	$0	$34,570	$50,458	$85,028	$89,528
Securities sold under agreements to repurchase	0	9,937	0	9,937	9,937
Cash collateral for loaned securities	0	8,597	0	8,597	8,597
Reinsurance and funds withheld payables(2)	0	10,398	(25)	10,373	10,373
Short-term debt	0	1,368	0	1,368	1,386
Long-term debt(3)	1,231	16,671	573	18,475	18,797
Notes issued by consolidated VIEs	0	0	1,555	1,555	1,555
Other liabilities	0	7,361	31	7,392	7,392
Separate account liabilities—investment contracts	0	22,731	18,181	40,912	40,912
Total liabilities	$1,231	$111,633	$70,773	$183,637	$188,477

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$58,446	$58,463	$61,639
Policy loans	8	0	9,787	9,795	9,795
Other invested assets	0	95	0	95	95
Short-term investments	453	21	0	474	474
Cash and cash equivalents	7,352	454	0	7,806	7,806
Accrued investment income	0	3,441	0	3,441	3,441
Reinsurance recoverables and deposit receivables	0	8	5,782	5,790	5,790
Other assets	23	3,062	1	3,086	3,086
Total assets	$7,836	$7,098	$74,016	$88,950	$92,126
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,405	$43,466	$74,871	$79,571
Securities sold under agreements to repurchase	0	6,796	0	6,796	6,796
Cash collateral for loaned securities	0	9,621	0	9,621	9,621
Reinsurance and funds withheld payables(2)	0	10,489	(35)	10,454	10,454
Short-term debt	0	521	439	960	953
Long-term debt(3)	524	17,185	423	18,132	19,187
Notes issued by consolidated VIEs	0	0	1,370	1,370	1,370
Other liabilities	0	6,886	32	6,918	6,918
Separate account liabilities—investment contracts	0	21,144	18,677	39,821	39,821
Total liabilities	$524	$104,047	$64,372	$168,943	$174,691
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,707 million (carrying amount of $7,707 million) and $7,887 million (carrying amount of $7,887 million), a portion of which relates to insurance contracts as of September 30, 2025 and December 31, 2024, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $15,412 million (carrying amount of $15,412 million) and $14,748 million (carrying amount of $14,748 million) as of September 30, 2025 and December 31, 2024, respectively, which have been offset with the associated notes under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Nine Months Ended September 30, 2025
	Retirement Strategies	Individual Life		International Businesses	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,713	$2,215	$4,878	$9,304	$20,110
Capitalization	431	145	523	912	2,011
Amortization expense	(349)	(155)	(174)	(521)	(1,199)
Other adjustments(1)	17	1	5	(213)	(190)
Foreign currency adjustment	0	0	0	282	282
Balance, EOP	$3,812	$2,206	$5,232	$9,764	21,014
Other businesses					454
Total DAC balance					$21,468
__________
(1)Includes the impact of the reinsurance transaction with Prismic Re International in International Businesses. See Note 12 for additional information.

	Nine Months Ended September 30, 2024
	Retirement Strategies	Individual Life		International Businesses(1)	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$9,351	$20,628
Capitalization	302	138	517	869	1,826
Amortization expense	(286)	(156)	(184)	(502)	(1,128)
Other adjustments(2)	0	0	(280)	(45)	(325)
Foreign currency adjustment	0	0	0	(115)	(115)
Balance, EOP	$3,692	$2,219	$5,417	$9,558	20,886
Other businesses					296
Total DAC balance					$21,182
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Balance, BOP	$376	$410
Capitalization	4	2
Amortization expense	(25)	(27)
Balance, EOP	355	385
Other businesses	28	31
Total DSI balance	$383	$416

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Balance, BOP	$421	$511
Amortization expense	(30)	(31)
Foreign currency adjustment	26	(9)
Balance, EOP	417	471
Other businesses(1)	13	17
Total VOBA balance	$430	$488
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2025 (October - December)	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$11	$39	$35	$32	$29	$284	$430

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses).”

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,808	$4,674
Obligations of U.S. states and their political subdivisions	2,512	2,224
Foreign government bonds	104	93
U.S. corporate securities	12,529	11,440
Foreign corporate securities	3,204	3,010
Asset-backed securities	2,084	1,283
Mortgage-backed securities	13,503	14,144
Mutual funds:
Equity	93,123	90,180
Fixed Income	31,545	33,828
Other	6,264	5,439
Equity securities	5,475	4,845
Commercial mortgage and other loans	55	54
Other invested assets	19,981	19,352
Short-term investments	1,032	1,137
Cash and cash equivalents	2,321	1,669
Total	$198,540	$193,372

For the periods ended September 30, 2025 and December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2025
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$28,645	$9,308	$86,974	$25,126	$46,891	$196,944
Deposits	7,447	252	423	135	3,047	11,304
Investment performance	1,602	610	8,403	1,962	5,607	18,184
Policy charges	(49)	(7)	(1,506)	(235)	(931)	(2,728)
Surrenders and withdrawals	(5,079)	(410)	(10,575)	(111)	(936)	(17,111)
Benefit payments	(2,756)	(423)	(77)	(236)	(434)	(3,926)
Net transfers (to) from general account	(68)	(158)	(10)	20	(432)	(648)
Other	(8)	12	4	327	120	455
Balance, EOP	$29,734	$9,184	$83,636	$26,988	$52,932	$202,474
Other businesses(1)						(3,934)
Total separate account liabilities						$198,540

Cash surrender value(2)	$29,734	$9,184	$82,898	$26,897	$49,137	$197,850
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

	Nine Months Ended September 30, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	13,071	128	426	400	2,589	16,614
Investment performance	(277)	474	10,170	1,675	6,429	18,471
Policy charges	(58)	(9)	(1,690)	(218)	(861)	(2,836)
Surrenders and withdrawals	(12,571)	(961)	(10,315)	(346)	(776)	(24,969)
Benefit payments	(2,645)	(401)	(65)	(238)	(321)	(3,670)
Net transfers (to) from general account	(74)	(66)	(50)	(29)	(398)	(617)
Other	(763)	36	5	(244)	49	(917)
Balance, EOP	$29,331	$10,212	$92,611	$26,021	$45,934	204,109
Other businesses(1)						(3,559)
Total separate account liabilities						$200,550

Cash surrender value(2)	$29,331	$10,212	$91,617	$25,919	$42,454	$199,533
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

	Nine Months Ended September 30, 2025
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of assumption update	169	(241)	(1,072)	8	(1,136)
Effect of actual variances from expected experience and other activity	(96)	(86)	(573)	67	(688)
Adjusted balance, BOP	87,144	10,975	46,805	3,061	147,985
Issuances	12,705	620	2,215	0	15,540
Net premiums / considerations collected	(7,544)	(1,038)	(5,134)	(238)	(13,954)
Interest accrual	2,702	396	1,091	107	4,296
Foreign currency adjustment	7,243	0	1,766	0	9,009
Other adjustments	0	44	78	0	122
Balance at original discount rate, EOP	102,250	10,997	46,821	2,930	162,998
Effect of cumulative changes in discount rate assumptions, EOP	(15,914)	(242)	(3,046)	(49)	(19,251)
Balance, EOP	$86,336	$10,755	$43,775	$2,881	143,747
Other businesses, EOP					111
Total balance, EOP					$143,858

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$151,484	$18,996	$135,485	$11,178	$317,143
Effect of cumulative changes in discount rate assumptions, BOP	20,182	1,134	17,834	1,548	40,698
Balance at original discount rate, BOP	171,666	20,130	153,319	12,726	357,841
Effect of assumption update	322	(392)	(1,013)	14	(1,069)
Effect of actual variances from expected experience and other activity	(31)	(105)	(687)	58	(765)
Adjusted balance, BOP	171,957	19,633	151,619	12,798	356,007
Issuances	12,705	620	2,215	0	15,540
Interest accrual	5,393	707	3,557	461	10,118
Benefit payments	(11,248)	(1,180)	(6,204)	(270)	(18,902)
Foreign currency adjustment	7,310	0	5,638	0	12,948
Other adjustments	32	33	197	0	262
Balance at original discount rate, EOP	186,149	19,813	157,022	12,989	375,973
Effect of cumulative changes in discount rate assumptions, EOP	(19,060)	(503)	(23,923)	(1,255)	(44,741)
Balance, EOP	$167,089	$19,310	$133,099	$11,734	331,232
Other businesses, EOP					1,700
Total balance, EOP					$332,932

	Nine Months Ended September 30, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$80,753	$8,555	$89,324	$8,853	$187,485
Flooring impact, EOP	102	0	84	0	186
Balance, EOP, post-flooring	80,855	8,555	89,408	8,853	187,671
Less: Reinsurance recoverables	5,215	613	333	0	6,161
Balance after reinsurance recoverables, EOP, post-flooring	$75,640	$7,942	$89,075	$8,853	181,510
Other businesses, EOP(1)					1,533
Total balance after reinsurance recoverables, EOP					$183,043

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$55,431	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	1,218	16	13,331
Balance at original discount rate, BOP	83,276	11,502	56,649	3,302	154,729
Effect of assumption update	41	21	(863)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	534	(205)	(1,762)	147	(1,286)
Adjusted balance, BOP	83,851	11,318	54,024	3,173	152,366
Issuances	19,730	631	2,584	0	22,945
Net premiums / considerations collected	(20,691)	(1,039)	(5,377)	(241)	(27,348)
Interest accrual	2,150	397	1,160	113	3,820
Foreign currency adjustment	3,993	0	(766)	0	3,227
Other adjustments	0	3	95	0	98
Balance at original discount rate, EOP	89,033	11,310	51,720	3,045	155,108
Effect of cumulative changes in discount rate assumptions, EOP	(14,283)	(109)	(1,400)	6	(15,786)
Balance, EOP	$74,750	$11,201	$50,320	$3,051	139,322
Other businesses, EOP					94
Total balance, EOP					$139,416

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$158,858	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	7,918	603	23,606
Balance at original discount rate, BOP	155,886	20,186	166,776	12,742	355,590
Effect of assumption update	(481)	21	(513)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	638	(240)	(1,738)	155	(1,185)
Adjusted balance, BOP	156,043	19,967	164,525	12,503	353,038
Issuances	19,730	631	2,584	0	22,945
Interest accrual	4,633	707	3,551	454	9,345
Benefit payments	(9,743)	(1,173)	(7,180)	(240)	(18,336)
Foreign currency adjustment	4,046	0	(1,933)	0	2,113
Other adjustments	17	(7)	204	0	214
Balance at original discount rate, EOP	174,726	20,125	161,751	12,717	369,319
Effect of cumulative changes in discount rate assumptions, EOP	(16,145)	(152)	(11,572)	(567)	(28,436)
Balance, EOP	$158,581	$19,973	$150,179	$12,150	340,883
Other businesses, EOP					1,709
Total balance, EOP					$342,592

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$83,831	$8,773	$99,860	$9,099	$201,563
Flooring impact, EOP	82	0	39	0	121
Balance, EOP, post-flooring	83,913	8,773	99,899	9,099	201,684
Less: Reinsurance recoverables	5,481	719	388	0	6,588
Balance after reinsurance recoverables, EOP, post-flooring	$78,432	$8,054	$99,511	$9,099	195,096
Other businesses, EOP(1)					1,551
Total balance after reinsurance recoverables, EOP					$196,647
__________
(1)Reflects balance after reinsurance recoverables of $56 million and $62 million at September 30, 2025 and 2024, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30, 2025
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$176,746	$23,095	$106,242	$6,460
Discounted expected future gross premiums (at original discount rate)	$110,063	$15,638	$82,976	$4,350
Discounted expected future gross premiums (at current discount rate)	$92,638	$15,344	$77,925	$4,286
Undiscounted expected future benefits and expenses	$303,389	$30,660	$258,241	$29,515
Weighted-average duration of the liability in years (at original discount rate)	8	9	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	14	15
Weighted-average interest rate (at original discount rate)	4.79%	5.12%	3.01%	4.91%
Weighted-average interest rate (at current discount rate)	5.27%	5.19%	4.17%	5.67%

	Nine Months Ended September 30, 2024
	Retirement Strategies	Individual Life	International Businesses(1)	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$145,066	$22,937	$114,573	$6,758
Discounted expected future gross premiums (at original discount rate)	$96,557	$15,183	$90,343	$4,488
Discounted expected future gross premiums (at current discount rate)	$80,840	$15,067	$88,388	$4,502
Undiscounted expected future benefits and expenses	$274,739	$31,059	$265,821	$29,908
Weighted-average duration of the liability in years (at original discount rate)	8	10	18	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	16	16
Weighted-average interest rate (at original discount rate)	4.74%	5.14%	2.97%	4.91%
Weighted-average interest rate (at current discount rate)	4.96%	4.91%	3.30%	5.24%
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

For the first nine months of 2025, there was a $63 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $4 million gain reflecting the impact of ceded reinsurance. The unfavorable impact in the first nine months of 2025 is primarily due to new pension risk transfer business sold in Institutional Retirement Strategies, for which the present value of expected benefits at the required discount rate exceeds the premium paid.

For the first nine months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Nine Months Ended September 30, 2025
	Deferred Profit Liability
	Retirement Strategies	International Businesses
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,670	$9,354	$15,024
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,670	9,352	15,022
Effect of assumption update	(73)	(58)	(131)
Effect of actual variances from expected experience and other activity	12	20	32
Adjusted balance, BOP	5,609	9,314	14,923
Profits deferred	112	1,934	2,046
Interest accrual	173	262	435
Amortization	(430)	(1,593)	(2,023)
Foreign currency adjustment	20	297	317
Other adjustments	0	32	32
Balance, EOP, pre-flooring	5,484	10,246	15,730
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,484	10,248	15,732
Less: Reinsurance recoverables	381	45	426
Balance after reinsurance recoverables, EOP, post-flooring	$5,103	$10,203	15,306
Other businesses			165
Total balance after reinsurance recoverables, EOP			$15,471

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses(1)
	Institutional		Total
	(in millions)
Balance, BOP, post-flooring	$5,615	$9,259	$14,874
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,615	9,257	14,872
Effect of assumption update	370	(288)	82
Effect of actual variances from expected experience and other activity	(69)	(53)	(122)
Adjusted balance, BOP	5,916	8,916	14,832
Profits deferred	112	2,038	2,150
Interest accrual	177	238	415
Amortization	(441)	(1,588)	(2,029)
Foreign currency adjustment	14	(108)	(94)
Other adjustments	0	22	22
Balance, EOP, pre-flooring	5,778	9,518	15,296
Flooring impact, EOP	0	3	3
Balance, EOP, post-flooring	5,778	9,521	15,299
Less: Reinsurance recoverables	396	41	437
Balance after reinsurance recoverables, EOP, post-flooring	$5,382	$9,480	14,862
Other businesses			156
Total balance after reinsurance recoverables, EOP			$15,018
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$16,376	$14,308
Flooring impact and amounts in AOCI	632	843
Balance, excluding amounts in AOCI, BOP, pre-flooring	17,008	15,151
Effect of assumption update	(39)	153
Effect of actual variances from expected experience and other activity	143	315
Adjusted balance, BOP	17,112	15,619
Assessments collected(1)	856	852
Interest accrual	440	399
Benefits paid	(311)	(268)
Other adjustments	37	13
Balance, excluding amounts in AOCI, EOP, pre-flooring	18,134	16,615
Flooring impact and amounts in AOCI	(418)	(352)
Balance, including amounts in AOCI, EOP, post-flooring	17,716	16,263
Less: Reinsurance recoverables	10,450	8,287
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,266	7,976
Other businesses	145	75
Total balance after reinsurance recoverables	$7,411	$8,051
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	21	22
Weighted-average interest rate (at original discount rate)	3.37%	3.40%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Benefit reserves, EOP, post-flooring	$189,260	$203,297
Deferred Profit Liability EOP, post-flooring	15,897	15,455
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	17,861	16,338
Subtotal of amounts disclosed above	223,018	235,090
Other Future Policy Benefits reserves(1)	49,535	50,384
Total Future Policy Benefits	$272,553	$285,474
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company's Consolidated Statement of Operations as of the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$7,985	$1,454	$0	$8,099	$417	$17,955
Deferred profit liability	206	0	0	(597)	(3)	(394)
Additional insurance reserves	0	0	2,243	46	40	2,329
Total	$8,191	$1,454	$2,243	$7,548	$454	$19,890

	Nine Months Ended September 30, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$21,128	$1,384	$0	$8,522	$419	$31,453
Deferred profit liability	(149)	0	0	(369)	(7)	(525)
Additional insurance reserves	0	0	2,455	0	0	2,455
Total	$20,979	$1,384	$2,455	$8,153	$412	$33,383

	Nine Months Ended September 30, 2025
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$2,691	$311	$0	$2,466	$390	$5,858
Deferred profit liability	173	0	0	262	4	439
Additional insurance reserves	0	0	440	1	1	442
Total	$2,864	$311	$440	$2,729	$395	$6,739

	Nine Months Ended September 30, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses(2)	Other Businesses	Total
	Institutional	Term Life	Variable/Universal Life
	(in millions)
Benefit reserves	$2,483	$310	$0	$2,392	$379	$5,564
Deferred profit liability	177	0	0	238	3	418
Additional insurance reserves	0	0	399	1	0	400
Total	$2,660	$310	$399	$2,631	$382	$6,382
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2025
	Retirement Strategies			Group Insurance	Individual Life	International Businesses	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$19,088	$34,085	$12,020	$4,974	$27,596	$54,270	$152,033
Deposits	7,601	5,584	4,093	831	2,053	7,292	27,454
Interest credited	635	533	294	100	414	1,442	3,418
Acquisitions and dispositions	0	0	0	0	0	0	0
Policy charges	(7)	(54)	(38)	(249)	(1,537)	(448)	(2,333)
Surrenders and withdrawals	(4,354)	(869)	(773)	(1,100)	(1,375)	(1,406)	(9,877)
Benefit payments	(509)	(54)	(103)	0	(160)	(1,749)	(2,575)
Net transfers (to) from separate account	0	24	0	(20)	500	0	504
Change in market value and other adjustments(1)	1	2,884	184	0	567	(13)	3,623
Foreign currency adjustment	0	0	0	0	0	1,214	1,214
Balance, end of period	$22,455	$42,133	$15,677	$4,536	$28,058	$60,602	173,461
Closed Block Division							4,273
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,611
Other(2)							4,312
Total Policyholders' account balance							$188,657
Weighted-average crediting rate	4.08%	1.86%	2.83%	2.80%	1.99%	3.35%	2.80%
Net amount at risk(3)	$0	$0	$0	$72,911	$413,220	$30,952	$517,083
Cash surrender value(4)	$22,455	$40,864	$13,884	$3,700	$24,267	$55,414	$160,584

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses(5)	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$17,738	$23,765	$7,095	$5,293	$27,439	$51,399	$132,729
Deposits	5,824	5,902	4,188	871	1,837	6,933	25,555
Interest credited	555	359	174	110	577	1,212	2,987
Acquisitions and Dispositions	0	0	0	0	0	0	0
Policy charges	(9)	(22)	(4)	(248)	(1,537)	(436)	(2,256)
Surrenders and withdrawals	(4,123)	(663)	(537)	(1,123)	(1,264)	(1,471)	(9,181)
Benefit payments	(461)	(60)	(62)	0	(98)	(1,817)	(2,498)
Net transfers (to) from separate account	0	61	0	29	443	0	533
Change in market value and other adjustments(1)	7	2,040	218	0	159	(358)	2,066
Foreign currency adjustment	0	0	0	0	0	(204)	(204)
Balance, end of period	$19,531	$31,382	$11,072	$4,932	$27,556	$55,258	149,731
Closed Block Division							4,391
Unearned revenue reserve, unearned expense credit, and additional interest reserve							5,849
Other(2)							4,117
Total Policyholders' account balance							$164,088
Weighted-average crediting rate	3.97%	1.73%	2.57%	2.86%	2.80%	3.03%	2.82%
Net amount at risk(3)	$0	$0	$0	$73,883	$392,501	$27,938	$494,322
Cash surrender value(4)	$19,531	$30,049	$9,528	$3,842	$23,692	$50,407	$137,049
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $5,000 million and $5,207 million of Full Service account balances reinsured to Great-West as of September 30, 2025 and 2024, respectively.
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

“Policyholders’ account balances” for Institutional Retirement Strategies, International Businesses and Corporate and Other includes the Company’s Funding Agreement Notes Issuance Program (“FANIP”), which totaled $8,529 million and $6,061 million at September 30, 2025 and 2024, respectively. Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from one month to ten years. Included in the amounts at September 30, 2025 and 2024 are funding agreements that secure the medium-term note liability, which are carried at amortized cost, of $5,182 million and $3,969 million, respectively, and short-term note liability of $3,002 million and $2,127 million, respectively, and Retail Note liability of $381 million and $55 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both September 30, 2025 and 2024. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$212	$0	$0	$0	$212
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	72	0	0	0	72
3.00% - 4.00%	3,996	0	0	0	3,996
Greater than 4.00%	5,481	0	0	0	5,481
Total	$11,312	$0	$0	$0	$11,312
Retirement Strategies - Individual Variable
Less than 1.00%	$441	$168	$352	$0	$961
1.00% - 1.99%	94	405	1	0	500
2.00% - 2.99%	20	5	4	0	29
3.00% - 4.00%	1,541	4	9	0	1,554
Greater than 4.00%	75	0	0	0	75
Total	$2,171	$582	$366	$0	$3,119
Retirement Strategies - Individual Fixed
Less than 1.00%	$2	$5	$21	$1,248	$1,276
1.00% - 1.99%	414	49	220	50	733
2.00% - 2.99%	554	988	545	15	2,102
3.00% - 4.00%	3,092	19	11	3	3,125
Greater than 4.00%	76	0	0	0	76
Total	$4,138	$1,061	$797	$1,316	$7,312
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$716	$716
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	43	0	0	0	43
3.00% - 4.00%	1,434	7	51	7	1,499
Greater than 4.00%	3	0	0	0	3
Total	$1,480	$7	$51	$725	$2,263
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$358	$358
1.00% - 1.99%	362	0	2,066	1,656	4,084
2.00% - 2.99%	276	1,582	2,735	433	5,026
3.00% - 4.00%	5,487	1,941	1,302	49	8,779
Greater than 4.00%	5,280	0	0	0	5,280
Total	$11,405	$3,523	$6,103	$2,496	$23,527
International Businesses
Less than 1.00%	$3,826	$23	$0	$0	$3,849
1.00% - 1.99%	15,747	33	0	0	15,780
2.00% - 2.99%	7,860	280	25	0	8,165
3.00% - 4.00%	9,486	0	0	0	9,486
Greater than 4.00%	18,092	0	0	0	18,092
Total	$55,011	$336	$25	$0	$55,372

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$400	$0	$0	$0	$400
1.00% - 1.99%	1,551	0	0	0	1,551
2.00% - 2.99%	83	0	0	0	83
3.00% - 4.00%	4,715	0	0	0	4,715
Greater than 4.00%	3,201	0	0	0	3,201
Total	$9,950	$0	$0	$0	$9,950
Retirement Strategies - Individual Variable
Less than 1.00%	$324	$622	$447	$0	$1,393
1.00% - 1.99%	156	211	3	0	370
2.00% - 2.99%	23	4	4	0	31
3.00% - 4.00%	1,763	5	8	0	1,776
Greater than 4.00%	85	0	0	0	85
Total	$2,351	$842	$462	$0	$3,655
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$3	$10	$967	$980
1.00% - 1.99%	474	82	226	75	857
2.00% - 2.99%	545	463	560	17	1,585
3.00% - 4.00%	1,565	83	10	3	1,661
Greater than 4.00%	85	0	0	0	85
Total	$2,669	$631	$806	$1,062	$5,168
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$966	$966
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	41	0	0	0	41
3.00% - 4.00%	1,432	0	0	63	1,495
Greater than 4.00%	68	0	0	0	68
Total	$1,541	$0	$0	$1,029	$2,570
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$309	$309
1.00% - 1.99%	262	0	1,692	1,875	3,829
2.00% - 2.99%	31	1,505	2,834	453	4,823
3.00% - 4.00%	4,244	3,811	1,344	33	9,432
Greater than 4.00%	5,406	0	0	0	5,406
Total	$9,943	$5,316	$5,870	$2,670	$23,799
International Businesses(2)
Less than 1.00%	$16,003	$43	$82	$2,809	$18,937
1.00% - 1.99%	11,329	83	0	0	11,412
2.00% - 2.99%	4,870	300	31	0	5,201
3.00% - 4.00%	6,342	0	0	0	6,342
Greater than 4.00%	8,411	0	0	0	8,411
Total	$46,955	$426	$113	$2,809	$50,303
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2025
	Individual Life	International Businesses
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$5,245	$505	$5,750
Unearned revenue	646	146	792
Amortization expense	(190)	(21)	(211)
Other adjustments	0	0	0
Foreign currency adjustment	0	21	21
Balance, end of period	$5,701	$651	6,352
Other			66
Total unearned revenue reserve balance			$6,418

	Nine Months Ended September 30, 2024
	Individual Life	International Businesses(1)
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$4,613	$454	$5,067
Unearned revenue	653	122	775
Amortization expense	(179)	(16)	(195)
Other adjustments	0	(57)	(57)
Foreign currency adjustment	0	1	1
Balance, end of period	$5,087	$504	5,591
Other			56
Total unearned revenue reserve balance			$5,647
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed	Total
	(in millions)
Balance, BOP	$2,740	$0	$2,740
Effect of cumulative changes in NPR	672	0	672
Balance, BOP, before effect of changes in NPR	3,412	0	3,412
Attributed fees collected	781	12	793
Claims paid	(60)	0	(60)
Interest accrual	142	3	145
Actual in force different from expected	53	(2)	51
Effect of changes in interest rates	158	(17)	141
Effect of changes in equity markets	(1,036)	(12)	(1,048)
Effect of assumption update and other refinements	112	151	263
Issuances	49	51	100
Other adjustments	31	2	33
Balance, EOP, before effect of changes in NPR	3,642	188	3,830
Effect of cumulative changes in NPR	(590)	7	(583)
Balance, EOP	3,052	195	3,247
Less: Reinsured MRBs	764	0	764
Balance, EOP, net of reinsurance	$2,288	$195	2,483
Other businesses			36
Total net MRB balance			$2,519

	Nine Months Ended September 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed	Total
	(in millions)
Balance, BOP	$4,038	$0	$4,038
Effect of cumulative changes in NPR	1,137	0	1,137
Balance, BOP, before effect of changes in NPR	5,175	0	5,175
Attributed fees collected	850	0	850
Claims paid	(61)	0	(61)
Interest accrual	187	0	187
Actual in force different from expected	16	0	16
Effect of changes in interest rates	54	0	54
Effect of changes in equity markets	(1,712)	0	(1,712)
Effect of assumption update and other refinements(1)	88	0	88
Issuances	52	0	52
Other adjustments(1)	19	0	19
Balance, EOP, before effect of changes in NPR	4,668	0	4,668
Effect of cumulative changes in NPR	(996)	0	(996)
Balance, EOP	3,672	0	3,672
Less: Reinsured MRBs	681	0	681
Balance, EOP, net of reinsurance	$2,991	$0	2,991
Other businesses			53
Total net MRB balance			$3,044

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following tables present accompanying information to the rollforward tables above.

	September 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$7,996	$486
Weighted-average attained age of contractholders	72	66

	September 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$7,878	N/A
Weighted-average attained age of contractholders	71	N/A
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	September 30, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,358	$5	$0	$1,363
Ceded	888	0	1	889
Total MRB assets	$2,246	$5	$1	$2,252

Direct and assumed	$4,410	$200	$37	$4,647
Ceded	124	0	0	124
Total MRB liabilities	$4,534	$200	$37	$4,771

Net liability	$2,288	$195	$36	$2,519

	September 30, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,308	$0	$10	$1,318
Ceded	814	0	2	816
Total MRB assets	$2,122	$0	$12	$2,134

Direct and assumed	$4,980	$0	$65	$5,045
Ceded	133	0	0	133
Total MRB liabilities	$5,113	$0	$65	$5,178

Net liability	$2,991	$0	$53	$3,044

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Direct premiums	$8,063	$11,983	$19,909	$33,656
Reinsurance assumed	1,825	1,656	5,176	4,652
Reinsurance ceded	(675)	(594)	(1,890)	(1,906)
Premiums	$9,213	$13,045	$23,195	$36,402

Direct policy charges and fee income	$1,191	$1,663	$3,520	$3,476
Reinsurance assumed	292	295	871	894
Reinsurance ceded	(350)	(847)	(852)	(1,118)
Policy charges and fee income	$1,133	$1,111	$3,539	$3,252

Direct change in value of market risk benefits, net of related hedging gains (losses)	$344	$(130)	$(494)	$(319)
Reinsurance assumed	29	(21)	40	58
Reinsurance ceded	(49)	5	1	(59)
Change in value of market risk benefits, net of related hedging gains (losses)	$324	$(146)	$(453)	$(320)

Direct policyholders’ benefits	$9,396	$13,023	$23,690	$36,849
Reinsurance assumed	2,130	2,007	6,174	5,788
Reinsurance ceded	(1,394)	(1,003)	(3,411)	(3,152)
Policyholders’ benefits	$10,132	$14,027	$26,453	$39,485

Direct change in estimates of liability for future policy benefits	$164	$251	$100	$184
Reinsurance assumed	17	19	7	77
Reinsurance ceded	115	(90)	(36)	(274)
Change in estimates of liability for future policy benefits	$296	$180	$71	$(13)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables:
Prismic Re(1)	$5,566	$5,506
FLIAC	1,411	1,442
Other	95	39
Individual and group annuities	7,072	6,987
Wilton Re	7,815	7,478
Somerset Re(2)	1,576	1,591
Hartford Life Business(3)	1,995	2,033
Other	8,594	7,996
Life insurance	19,980	19,098
Other reinsurance	414	401
Total reinsurance recoverables	27,466	26,486
Deposit receivables:
Prismic Re(1)	3,405	3,578
Prismic Re International	6,412	0
Somerset Re(4)	2,501	2,795
Empower	4,731	4,821
Other	432	0
Total deposit receivables	17,481	11,194
Total reinsurance recoverables and deposit receivables(5)	$44,947	$37,680
__________
(1)The Company has also recorded funds withheld payables related to the reinsurance agreement with Prismic Re of $7,833 million and $7,796 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Represents reinsurance recoverables of $8,117 million and $7,979 million as of September 30, 2025 and December 31, 2024, respectively that are netted with reinsurance payables of $6,541 million and $6,388 million as of September 30, 2025 and December 31, 2024, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(3)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,352 million and $1,387 million as of September 30, 2025 and December 31, 2024, respectively.
(4)The Company has also recorded funds withheld payables related to the reinsurance agreement with Somerset Re of $2,612 million and $2,595 million as of September 30, 2025 and December 31, 2024, respectively.
(5)Net of $14 million and $12 million of allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 60% of the Company’s remaining reinsurance recoverables as of September 30, 2025. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional details regarding CECL.

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

As of September 30, 2025 and December 31, 2024, the Company recognized a policyholder dividend obligation of $1,762 million and $2,096 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,099) million and $(2,096) million at September 30, 2025 and December 31, 2024, respectively, with a corresponding amount reported in AOCI.

As of September 30, 2025, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Closed Block liabilities
Future policy benefits	$41,667	$42,464
Policyholders’ dividends payable	724	688
Policyholders’ dividend obligation	663	0
Policyholders’ account balances	4,273	4,359
Other Closed Block liabilities	3,136	3,346
Total Closed Block liabilities	50,463	50,857
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,221	28,570
Fixed maturities, trading, at fair value	613	647
Equity securities, at fair value	1,544	1,642
Commercial mortgage and other loans	7,648	7,652
Policy loans	3,250	3,348
Other invested assets	4,636	4,929
Short-term investments	259	520
Total investments	47,171	47,308
Cash and cash equivalents	288	400
Accrued investment income	421	403
Other Closed Block assets	300	367
Total Closed Block assets	48,180	48,478
Excess of reported Closed Block liabilities over Closed Block assets	2,283	2,379
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,252)	(2,299)
Allocated to policyholder dividend obligation	1,099	2,096
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,130	$2,176

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2025
(in millions)
Balance, December 31, 2024	$0
Impact from earnings allocable to policyholder dividend obligation	(334)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	997
Balance, September 30, 2025	$663

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues
Premiums	$394	$392	$1,256	$1,234
Net investment income	528	502	1,531	1,521
Realized investment gains (losses), net	3	(232)	(253)	(531)
Other income (loss)	132	153	289	360
Total Closed Block revenues	1,057	815	2,823	2,584
Benefits and Expenses
Policyholders’ benefits	550	535	1,767	1,723
Interest credited to policyholders’ account balances	28	29	84	88
Dividends to policyholders	399	177	776	614
General and administrative expenses	59	67	201	201
Total Closed Block benefits and expenses	1,036	808	2,828	2,626
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	21	7	(5)	(42)
Income tax expense (benefit)	2	(13)	(64)	(100)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$19	$20	$59	$58

14. INCOME TAXES

The Company uses a full-year projected effective tax rate approach to calculate year-to-date taxes. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of joint ventures and other operating entities.” In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. In determining the year-to-date income tax provision, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has, where appropriate, reduced the deferred tax asset to that which is, more likely than not, expected to be realized. The Company has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. Taxes attributable to joint ventures and other operating entities are recorded within “Equity in earnings of joint ventures and other operating entities, net of taxes.”

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $784 million, or 22.8% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first nine months of 2025, compared to an income tax expense of $693 million, or 20.6%, in the first nine months of 2024. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

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

On August 7, 2023, the IRS issued Notice 2023-55 which provides temporary relief to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023. Subsequently, on December 11, 2023 the IRS issued Notice 2023-80 which extended that relief to taxable years ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued and abolished certain changes that the Final Regulations had made to the creditability of a tax paid in lieu of a generally imposed foreign income tax. As a result of this guidance, the Company claimed a U.S. foreign tax credit in 2024 for taxes paid to Brazil related to the 2023 tax year and will continue to claim a U.S. foreign tax credit for taxes paid to Brazil in future tax years. This contributed to the Company’s Brazil operations not being subject to Global Intangible Low Taxed Income (“GILTI”) in 2024.

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

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2024 tax year and anticipates to make the high-tax exception election for the 2025 tax year for its foreign affiliates that meet the 18.9% threshold. The Company reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2024 and 2025, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2025	December 31, 2024
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	849	496
Subtotal commercial paper	874	521
Current portion of long-term debt:
Senior notes	512	0
Surplus notes	0	347
Mortgage debt	0	85
Subtotal current portion of long-term debt	512	432
Subtotal	1,386	953
Less: assets under set-off arrangements(1)	0	0
Total short-term debt(2)	$1,386	$953
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$360	$310
Daily average commercial paper outstanding for the quarter ended	$2,304	$1,823
Weighted average maturity of outstanding commercial paper, in days	7	15
Weighted average interest rate on outstanding commercial paper	4.09%	4.61%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes Prudential Financial debt of $537 million and $25 million at September 30, 2025 and December 31, 2024, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Company (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2025, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
Fixed-rate obligations:
Surplus notes subject to set-off arrangements(1)(2)	$15,412	$14,748
Senior notes	10,719	10,245
Mortgage debt(3)	143	69
Floating-rate obligations:
Line of credit	255	255
Mortgage debt(3)	85	31
Junior subordinated notes(4)	7,595	8,587
Subtotal	34,209	33,935
Less: assets under set-off arrangements(1)	15,412	14,748
Total long-term debt(5)	$18,797	$19,187
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $7.4 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $195 million and $100 million of debt denominated in foreign currency at September 30, 2025 and December 31, 2024, respectively.
(4)Includes Prudential Financial debt of $7,553 million and $8,548 million at September 30, 2025, and December 31, 2024, respectively. Also includes subsidiary debt of $42 million and $39 million denominated in foreign currency at September 30, 2025, and December 31, 2024, respectively.
(5)Includes Prudential Financial debt of $18,272 million and $18,793 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Institutional Retirement Strategies business through the purchase of funding agreements on which the segment will earn investment spread. As of September 30, 2025, the outstanding balance of the InterNotes® Retail Notes was $602 million of which $374 million was utilized for Institutional Retirement Strategies, as described above and $228 million were used for general corporate purposes.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$47	$52	$2	$1
Interest cost	142	135	13	12
Expected return on plan assets	(249)	(238)	(19)	(19)
Amortization of prior service cost	(1)	0	(16)	(16)
Amortization of actuarial (gain) loss, net	21	22	3	2
Settlements	0	1	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$(40)	$(28)	$(17)	$(20)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$141	$155	$5	$5
Interest cost	424	405	41	38
Expected return on plan assets	(747)	(715)	(55)	(57)
Amortization of prior service cost	(1)	(1)	(50)	(50)
Amortization of actuarial (gain) loss, net	63	67	8	6
Settlements	(1)	2	0	0
Special termination benefits	0	1	0	0
Net periodic (benefit) cost	$(121)	$(86)	$(51)	$(58)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2024	666.3	311.7	354.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	7.0	(7.0)
Stock-based compensation programs(1)	0.0	(2.3)	2.3
Balance, September 30, 2025	666.3	316.4	349.9
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2024, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025. As of September 30, 2025, 7.0 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share of Common Stock	$1.35	$1.30	$4.05	$3.90

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2025 and 2024, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	727	152	2,901	(89)	(5)	3,686
Amounts reclassified from AOCI	(43)	630	0	0	20	607
Income tax benefit (expense)	70	172	(1,017)	19	(1)	(757)
Balance, September 30, 2025	$(2,861)	$(17,733)	$19,190	$462	$(2,233)	$(3,175)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2023	$(2,686)	$(11,213)	$8,547	$900	$(2,052)	$(6,504)
Change in OCI before reclassifications	31	(1,440)	2,224	(142)	3	676
Amounts reclassified from AOCI	(34)	1,428	0	0	22	1,416
Income tax benefit (expense)	25	328	(780)	30	(35)	(432)
Balance, September 30, 2024	$(2,664)	$(10,897)	$9,991	$788	$(2,062)	$(4,844)
__________
(1)Includes cash flow hedges of $(161) million and $1,780 million as of September 30, 2025 and December 31, 2024, respectively, and $694 million and $869 million as of September 30, 2024 and December 31, 2023, respectively, and fair value hedges of $(171) million and $(64) million as of September 30, 2025 and December 31, 2024, respectively, and $(164) million and $(60) million as of September 30, 2024 and December 31, 2023, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2025	2024	2025	2024
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$14	$14	$34	$34	Realized investment gains (losses), net
Foreign currency translation adjustments	9	0	9	0	Other income (loss)
Total foreign currency translation adjustment	23	14	43	34
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(3)	(5)	(10)	(25)	(3)
Cash flow hedges—Currency	(3)	(1)	(6)	3	(3)
Cash flow hedges—Currency/Interest rate	118	(117)	(176)	154	(3)
Fair value hedges—Currency	(4)	(2)	(10)	(7)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(227)	(836)	(428)	(1,553)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(119)	(961)	(630)	(1,428)	(4)
Amortization of defined benefit items:
Prior service cost	17	16	51	51	(5)
Actuarial gain (loss)	(24)	(24)	(71)	(73)	(5)
Total amortization of defined benefit items	(7)	(8)	(20)	(22)
Total reclassifications for the period	$(103)	$(955)	$(607)	$(1,416)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2024	$6	$(27,287)	$(269)	$981	$2,096	$5,786	$(18,687)
Net investment gains (losses) on investments arising during the period	4	1,420				(66)	1,358
Reclassification adjustment for (gains) losses included in net income	(7)	637				(29)	601
Impact of net unrealized investment (gains) losses			110	(385)	(997)	267	(1,005)
Balance, September 30, 2025	$3	$(25,230)	$(159)	$596	$1,099	$5,958	$(17,733)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2025			2024
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,483			$451
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	52			3
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	15			5
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,416	351.1	$4.03	$443	356.9	$1.24
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$15			$5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	15			5
Stock options		0.0			0.2
Deferred and long-term compensation programs		1.9			1.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,416	353.0	$4.01	$443	358.7	$1.24

	Nine Months Ended September 30,
	2025			2024
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,791			$2,773
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	120			(11)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	31			33
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,640	352.8	$7.48	$2,751	358.3	$7.68
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$31			$33
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	31			33
Stock options		0.1			0.2
Deferred and long-term compensation programs		1.8			1.4
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,640	354.7	$7.44	$2,751	359.9	$7.64

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2025 and 2024, as applicable, were based on 3.8 million and 3.9 million of such awards, respectively, and for the nine months ended September 30, 2025 and 2024, as applicable, were based on 3.9 million and 4.0 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended September 30,
	2025		2024
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.68	0.0	N/A
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.0

	Nine Months Ended September 30,
	2025		2024
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.68	0.1	$110.42
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.1

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $68 million and $149 million for the three and nine months ended September 30, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$4,285	$23	$1,353	$236	$2,800	$(6)	$8,691	$522	$9,213
Policy charges and fee income	0	11	283	183	569	96	(16)	1,126	7	1,133
Net investment income	54	1,333	752	138	725	1,540	330	4,872	656	5,528
Asset management fees, commissions and other income	1,041	125	371	20	35	159	(201)	1,550	464	2,014
Total revenues	1,095	5,754	1,429	1,694	1,565	4,595	107	16,239	1,649	17,888
Benefits and expenses:
Policyholders' benefits	0	4,862	51	1,272	734	2,551	(2)	9,468
Interest credited to policyholders' account balances	0	216	372	33	187	390	17	1,215
Interest expense	27	12	12	7	259	2	212	531
Deferral of acquisition costs	0	(19)	(161)	0	(246)	(308)	35	(699)
Amortization of DAC	0	4	121	2	107	175	(14)	395
Operating expenses(4)	503	67	132	181	120	466	170	1,639
Variable expenses(4)	321	20	410	109	303	451	16	1,630
Other benefits and expenses(5)	0	112	6	0	8	(13)	0	113
Total benefits and expenses	851	5,274	943	1,604	1,472	3,714	434	14,292
Total pre-tax income	$244	$480	$486	$90	$93	$881	$(327)	$1,947	$(165)	$1,782

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(574)
Change in value of market risk benefits, net of related hedging gains (losses)								324
Market experience updates								(36)
Divested and Run-off Businesses:
Closed Block division								10
Other Divested and Run-off Businesses								123
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(11)
Other adjustments								(1)
Total reconciling items								(165)
Total GAAP pre-tax income								$1,782

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$8,134	$19	$1,299	$234	$2,850	$(9)	$12,527	$518	$13,045
Policy charges and fee income	0	10	310	189	520	83	(14)	1,098	13	1,111
Net investment income	16	1,199	565	134	768	1,428	326	4,436	619	5,055
Asset management fees, commissions and other income	1,005	130	424	21	24	56	(232)	1,428	(1,149)	279
Total revenues	1,021	9,473	1,318	1,643	1,546	4,417	71	19,489	1	19,490
Benefits and expenses:
Policyholders' benefits	0	8,742	26	1,241	725	2,579	(3)	13,310
Interest credited to policyholders' account balances	0	177	290	35	201	315	20	1,038
Interest expense	30	12	24	2	256	5	156	485
Deferral of acquisition costs	0	(23)	(163)	(5)	(225)	(308)	88	(636)
Amortization of DAC	1	4	98	1	110	164	(22)	356
Operating expenses(4)	442	51	135	179	115	455	340	1,717
Variable expenses(4)	307	31	442	108	278	437	(21)	1,582
Other benefits and expenses(5)	0	41	6	0	26	4	0	77
Total benefits and expenses	780	9,035	858	1,561	1,486	3,651	558	17,929
Total pre-tax income	$241	$438	$460	$82	$60	$766	$(487)	$1,560	$(1,007)	$553

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(737)
Change in value of market risk benefits, net of related hedging gains (losses)								(146)
Market experience updates								(127)
Divested and Run-off Businesses:
Closed Block division								2
Other Divested and Run-off Businesses								47
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(43)
Other adjustments								(3)
Total reconciling items								(1,007)
Total GAAP pre-tax income								$553

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$8,156	$60	$4,098	$705	$8,566	$(22)	$21,563	$1,632	$23,195
Policy charges and fee income	0	23	846	564	1,641	276	(46)	3,304	235	3,539
Net investment income	133	3,824	2,063	405	2,116	4,460	990	13,991	1,893	15,884
Asset management fees, commissions and other income	2,990	363	1,119	62	111	430	(776)	4,299	(1,833)	2,466
Total revenues	3,123	12,366	4,088	5,129	4,573	13,732	146	43,157	1,927	45,084
Benefits and expenses:
Policyholders' benefits	0	10,006	208	3,798	2,202	7,777	(11)	23,980
Interest credited to policyholders' account balances	0	586	1,052	100	548	1,106	41	3,433
Interest expense	72	44	37	17	773	2	634	1,579
Deferral of acquisition costs	0	(80)	(516)	(4)	(668)	(911)	107	(2,072)
Amortization of DAC	0	14	348	8	324	514	(45)	1,163
Operating expenses(4)	1,484	206	436	561	409	1,369	432	4,897
Variable expenses(4)	938	91	1,234	345	841	1,360	10	4,819
Other benefits and expenses(5)	0	211	13	0	(23)	25	0	226
Total benefits and expenses	2,494	11,078	2,812	4,825	4,406	11,242	1,168	38,025
Total pre-tax income	$629	$1,288	$1,276	$304	$167	$2,490	$(1,022)	$5,132	$(1,690)	$3,442

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(1,336)
Change in value of market risk benefits, net of related hedging gains (losses)								(453)
Market experience updates								45
Divested and Run-off Businesses:
Closed Block division								(30)
Other Divested and Run-off Businesses								84
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(26)
Other adjustments								26
Total reconciling items								(1,690)
Total GAAP pre-tax income								$3,442

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$21,189	$58	$3,869	$721	$8,991	$(18)	$34,810	$1,592	$36,402
Policy charges and fee income	0	24	928	529	1,533	243	(42)	3,215	37	3,252
Net investment income	(13)	3,433	1,505	398	2,336	4,230	885	12,774	1,894	14,668
Asset management fees, commissions and other income	2,987	406	1,302	67	65	178	(760)	4,245	(685)	3,560
Total revenues	2,974	25,052	3,793	4,863	4,655	13,642	65	55,044	2,838	57,882
Benefits and expenses:
Policyholders' benefits	0	23,318	105	3,630	2,362	7,792	(15)	37,192
Interest credited to policyholders' account balances	0	484	736	111	616	882	63	2,892
Interest expense	80	38	57	8	806	2	503	1,494
Deferral of acquisition costs	(1)	(57)	(477)	(15)	(639)	(869)	161	(1,897)
Amortization of DAC	2	8	289	4	336	484	(42)	1,081
Operating expenses(4)	1,381	174	422	550	416	1,339	778	5,060
Variable expenses(4)	896	76	1,314	327	795	1,257	(90)	4,575
Other benefits and expenses(5)	0	(418)	8	0	111	391	0	92
Total benefits and expenses	2,358	23,623	2,454	4,615	4,803	11,278	1,358	50,489
Total pre-tax income	$616	$1,429	$1,339	$248	$(148)	$2,364	$(1,293)	$4,555	$(1,197)	$3,358

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(625)
Change in value of market risk benefits, net of related hedging gains (losses)								(320)
Market experience updates								(112)
Divested and Run-off Businesses:
Closed Block division								(61)
Other Divested and Run-off Businesses								50
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(113)
Other adjustments								(16)
Total reconciling items								(1,197)
Total GAAP pre-tax income								$3,358
__________
(1)The Individual Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)The amounts for the three and nine months ended September 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies segment. See “—Adjusted Operating Income” above for additional information. Prior period amounts have been updated to conform to current period presentation.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025	December 31, 2024
	(in millions)
Assets by segment:
PGIM	$39,056	$36,044
U.S. Businesses:
Institutional Retirement Strategies	134,703	126,842
Individual Retirement Strategies	159,573	150,151
Retirement Strategies	294,276	276,993
Group Insurance	41,078	39,340
Individual Life	130,030	122,590
Total U.S. Businesses	465,384	438,923
International Businesses	192,229	180,038
Corporate and Other	31,115	31,767
Closed Block division	48,518	48,815
Total assets per Unaudited Interim Consolidated Financial Statements	$776,302	$735,587

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
PGIM segment intersegment revenues	$221	$206	$667	$617

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Asset-based management fees	$867	$841	$2,562	$2,526
Performance-based incentive fees	8	17	40	78
Other fees	121	126	360	380
Total asset management and service fees	$996	$984	$2,962	$2,984

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

20. RELATED PARTY TRANSACTIONS

In September 2023, the Company invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic, a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re, a licensed Bermuda-based life and annuity reinsurance company. Also in September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of the Company. These contracts represented approximately 70% of the Company’s in-force structured settlement annuities business. Separately, the Company, through PGIM, entered into an investment management agreement with Prismic to manage a large portion of Prismic Re's assets.

In March 2025, the Company entered into an agreement with Prismic Re International, a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. In connection with this transaction, the Company invested an additional $103 million in Prismic. PGIM also provides investment management services on a large portion of Prismic Re International’s assets.

The Company’s ownership in Prismic is approximately 20% as of September 30, 2025. As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic, Prismic Re and Prismic Re International.

The related party balances with Prismic, Prismic Re and Prismic Re International impacted the Company’s balance sheet as of the periods indicated as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables and deposit receivables	$15,383	$9,084
Other assets	$162	$187
Reinsurance and funds withheld payables (includes $126 and $(91) of embedded derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)	$7,833	$7,796
Accumulated other comprehensive income (loss)	$(40)	$(139)

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both September 30, 2025 and December 31, 2024. As part of the transaction with Prismic Re International, the Company provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic, Prismic Re and Prismic Re International impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Premiums	$(3)	$(4)	$(19)	$11
Asset management and service fees	16	9	44	27
Other income (loss)	96	40	256	114
Realized investment gains(losses), net	(225)	(710)	(495)	(392)
Policyholders’ benefits	(70)	(70)	(211)	(211)
Change in estimates of liability for future policy benefits	(3)	(4)	(20)	12
Amortization of deferred policy acquisition costs	(3)	0	(7)	0
General and administrative expenses	14	9	31	28
Income (loss) from related parties, before income taxes	(54)	(600)	(7)	(69)
Other comprehensive income (loss), before tax	132	383	99	291
Total comprehensive income (loss), before tax	$78	$(217)	$92	$222

	Nine Months Ended September 30,
	2025	2024
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$495	$392
Change in:
Deferred policy acquisition costs	$(7)	$0
Reinsurance related-balances	$(605)	$(562)
Other, net	$(18)	$8
CASH FLOWS FROM INVESTING ACTIVITIES
Other, net	$(64)	$0
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$267	$285

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2025	December 31, 2024
	(in millions)
Total outstanding mortgage loan commitments	$2,418	$2,552
Portion of commitment where prearrangement to sell to investor exists	$1,158	$578

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $4 million and $2 million as of September 30, 2025 and December 31, 2024, respectively. The change in allowance was $0 million and $3 million for the three and nine months ended September 30, 2025 and an increase of $1 million for both the three and nine months ended September 30, 2024, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2025	December 31, 2024
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$12,168	$11,664
Expected to be funded from separate accounts	$392	$0
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2025 or 2024.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2025	December 31, 2024
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,171	$5,015
Fair value of related collateral associated with above indemnifications(1)	$5,289	$5,119
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million and $240 million related to securities repurchase transactions as of September 30, 2025 and December 31, 2024, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	September 30, 2025	December 31, 2024
	(in millions)
Guaranteed value of third-parties’ assets	$76,991	$76,416
Fair value of collateral supporting these assets	$73,912	$71,423
Asset (liability) associated with guarantee, carried at fair value	$0	$(1)

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2025	December 31, 2024
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,535	$3,272
First-loss exposure portion of above	$1,016	$942
Accrued liability associated with guarantees(1)	$22	$25
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $11 million and $12 million as of September 30, 2025 and December 31, 2024, respectively. The change in allowance was $0 million and a reduction of $1 million for the three months ended September 30, 2025 and 2024, respectively, and a reduction of $1 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $27,370 million and $25,763 million of mortgages subject to these loss-sharing arrangements as of September 30, 2025 and December 31, 2024, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.96 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the nine months ended September 30, 2025 or 2024.

Other Guarantees

	September 30, 2025	December 31, 2024
	(in millions)
Other guarantees where amount can be determined	$304	$289
Accrued liability for other guarantees and indemnifications	$31	$32

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of September 30, 2025, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint. In October 2025, the Court issued an Order: (i) sustaining Defendant’s demurrer as to Plaintiff’s declaratory relief claim, and (ii) denying the demurrer as to the UCL claim.

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

Shareholder Demands

This matter is now closed.

Regulatory

Civil Investigative Demand

In August 2025, the Company settled this matter with the Federal Trade Commission (“FTC”), and agreed, as Assurance’s guarantor, to: (1) pay the FTC for consumer redress; and (2) certain restrictions regarding practices and compliance reporting involving Assurance, if Assurance commences any prospective operation as an insurance provider. In reaching the settlement, the Company neither admitted nor denied any wrongdoing. This matter is now closed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.612 trillion of assets under management as of September 30, 2025, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Regulatory Developments

Interest Maintenance Reserves

In August 2025, the National Association of Insurance Commissioners (“NAIC”) extended the temporary statutory accounting treatment of net negative interest maintenance reserves (“IMR”) through December 31, 2026. This provision, which was set to expire on December 31, 2025, permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC.

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

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels since the financial crisis of 2007, rates began to increase in 2022 and have continued to sustain higher levels through the first nine months of 2025, and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. operations has approximately $229 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2025, with an average portfolio yield of approximately 5.0%. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.2% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

Included in the $229 billion of fixed maturity securities and commercial mortgage loans are approximately $191 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $191 billion, approximately 53% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2025
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$213
Contracts with adjustable crediting rates subject to guaranteed minimums	37
Participating contracts where investment income risk ultimately accrues to contractholders	1
Total	$251

The $213 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

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

Japanese Operations

Japan has experienced a low interest rate environment for many years, during which the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, recent actions by the Bank of Japan have resulted in an increase in interest rates in 2024 and through the first nine months of 2025.

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

The portion of the general account supporting our Japanese operations has approximately $144 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2025, with an average portfolio yield of approximately 3.1%. Our Japanese operations have continued to invest in U.S. dollar (“USD”)-denominated assets supporting our USD-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For this portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.6% of the fixed maturity security and commercial mortgage loan portfolios through 2026.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2025
(in billions)
Insurance products with fixed and guaranteed terms	$108
Contracts with a market value adjustment if canceled before maturity	41
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$158

The $108 billion primarily consists of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $41 billion related to contracts that impose a market value adjustment if the contracts are canceled before maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding crediting rates on policyholder account balances.

Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a U.S. GAAP basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Premiums	$9,213	$13,045	$23,195	$36,402
Policy charges and fee income	1,133	1,111	3,539	3,252
Net investment income	5,528	5,055	15,884	14,668
Asset management and service fees	996	984	2,962	2,984
Other income (loss)	1,720	1,285	3,412	3,214
Realized investment gains (losses), net	(1,026)	(1,844)	(3,455)	(2,318)
Change in value of market risk benefits, net of related hedging gains (losses)	324	(146)	(453)	(320)
Total revenues	17,888	19,490	45,084	57,882
BENEFITS AND EXPENSES
Policyholders’ benefits	10,132	14,027	26,453	39,485
Change in estimates of liability for future policy benefits	296	180	71	(13)
Interest credited to policyholders’ account balances	1,582	863	3,545	3,248
Dividends to policyholders	416	189	820	655
Amortization of deferred policy acquisition costs	403	367	1,217	1,117
General and administrative expenses	3,277	3,311	9,536	10,032
Total benefits and expenses	16,106	18,937	41,642	54,524
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,782	553	3,442	3,358
Total income tax expense (benefit)	382	140	784	693
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,400	413	2,658	2,665
Equity in earnings of joint ventures and other operating entities, net of taxes	83	38	133	108
NET INCOME (LOSS)	1,483	451	2,791	2,773
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	52	3	120	(11)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,431	$448	$2,671	$2,784

Three Month Comparison. “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2025 compared to the third quarter of 2024 increased $983 million, inclusive of a $242 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described below.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $1,229 million, reflecting the following notable items:

“Total revenues” decreased $1,602 million, primarily due to the following:

•“Premiums” — $3,832 million unfavorable variance, primarily reflecting lower pension risk transfer premiums due to lower sales in the current period, with corresponding offsets in “policyholders’ benefits,” as discussed below.

Partially offset by:

•“Realized investment gains (losses), net” — $818 million favorable variance, primarily reflecting the change in the fair value of embedded derivatives related to our Funds Withheld portfolios, which are offset by changes in the value of the investments in the Funds Withheld portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income,” as well as lower write-downs on, and lower losses from the sales of, fixed income securities. These variances were partially offset by unfavorable derivative results excluding the change in the fair value of embedded derivatives related to our Funds Withheld portfolios, as described above. See “—General Account Investments—Realized Investment Gains and Losses” for additional information;
•“Net investment income” — $473 million favorable variance, primarily reflecting business growth, higher reinvestment rates and higher income from non-coupon investments. See “—General Account Investments—Investment Results” for additional information;
•“Change in value of market risk benefits, net of related hedging gains (losses)” — $470 million favorable variance, primarily reflecting favorable equity market performance; and
•“Other income (loss)” — $435 million favorable variance, primarily reflecting favorable changes in the market value of equity and fixed income securities designated as trading, including on assets supporting experience-rated contractholder liabilities, which are fully offset in “Interest credited to policyholders’ account balances” as discussed below.

“Total benefits and expenses” decreased $2,831 million, primarily due to the following:

•“Policyholders’ benefits” — $3,895 million favorable variance, primarily reflecting lower pension risk transfer premiums, as discussed above.

Partially offset by:

•“Interest credited to policyholders’ account balances” — $719 million unfavorable variance, primarily reflecting the impact from the favorable changes in assets supporting experience-rated contractholder liabilities, as described above, and business growth; and
•“Dividends to policyholders” — $227 million unfavorable variance, primarily reflecting favorable changes in cumulative earnings in the Closed Block division, largely corresponding to “Realized investment gains (losses), net” above. See “—Closed Block Division” for additional information.

Nine Month Comparison. “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2025 compared to the first nine months of 2024 decreased $113 million, inclusive of a $91 million unfavorable variance from income taxes, primarily driven by the impact of certain tax rate changes in the current period, and the increase in pre-tax earnings, as described below. See “—Income Taxes” for additional information.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $84 million, reflecting the following notable items:

“Total revenues” decreased $12,798 million, primarily due to the following:

•“Premiums” — $13,207 million unfavorable variance, primarily reflecting lower pension risk transfer premiums due to lower sales in the current period, with corresponding offsets in “Policyholders’ benefits,” as discussed below; and
•“Realized investment gains (losses), net” — $1,137 million unfavorable variance, primarily reflecting unfavorable derivative results, including losses in the current period from product-related hedge positions and embedded derivatives, as well as from foreign currency hedges, partially offset by lower losses from the sales of fixed income securities. See “—General Account Investments—Realized Investment Gains and Losses” for additional information.

Partially offset by:

•“Net investment income” — $1,216 million favorable variance, primarily reflecting business growth, higher reinvestment rates and higher income from non-coupon investments. See “—General Account Investments—Investment Results” for additional information.

“Total benefits and expenses” decreased $12,882 million, primarily due to the following:

•“Policyholders’ benefits” — $13,032 million favorable variance, primarily reflecting lower pension risk transfer premiums, as discussed above; and
•“General and administrative expenses” — $496 million favorable variance, net of deferrals, primarily reflecting lower operating expenses, partially offset by higher variable expenses supporting business growth.

Partially offset by:

•“Interest credited to policyholders’ account balances” — $297 million unfavorable variance, primarily reflecting business growth.

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

	Nine Months Ended September 30,
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$244	$241	$629	$616
U.S. Businesses:
Retirement Strategies(1)	966	898	2,564	2,768
Group Insurance	90	82	304	248
Individual Life	93	60	167	(148)
Total U.S. Businesses(1)	1,149	1,040	3,035	2,868
International Businesses	881	766	2,490	2,364
Corporate and Other	(327)	(487)	(1,022)	(1,293)
Total segment adjusted operating income before income taxes(1)	1,947	1,560	5,132	4,555
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)(2)	(574)	(737)	(1,336)	(625)
Change in value of market risk benefits, net of related hedging gains (losses)	324	(146)	(453)	(320)
Market experience updates	(36)	(127)	45	(112)
Divested and Run-off Businesses(3):
Closed Block division	10	2	(30)	(61)
Other Divested and Run-off Businesses	123	47	84	50
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(11)	(43)	(26)	(113)
Other adjustments(5)	(1)	(3)	26	(16)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,782	$553	$3,442	$3,358
__________
(1)The amounts for the three and nine months ended September 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Retirement Strategies segment. See “—Retirement Strategies” for additional information. Prior period amounts have been updated to conform to current period presentation.
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

Segment results for the period presented above reflect the following:

PGIM. Results for both the third quarter and the first nine months of 2025 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees and higher net service, distribution and other revenues, driven by a gain on sale of our asset management business in Taiwan, partially offset by higher expenses, primarily reflecting charges resulting from a business reorganization. Results for the third quarter of 2025 also reflected higher net other related revenues.

Retirement Strategies. Results for the third quarter of 2025 increased in comparison to the prior year period, primarily driven by higher net investment spread results, partially offset by higher expenses, less favorable reserve experience and lower net fee income. Results for the first nine months of 2025 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher net investment spread results, partially offset by higher expenses and lower net fee income.

Group Insurance. Results for the third quarter of 2025 increased in comparison to the prior year period, primarily driven by higher underwriting results, partially offset by higher expenses. Results for the first nine months of 2025 increased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the first nine months of 2025 increased, primarily driven by higher underwriting results, partially offset by higher expenses.

Individual Life. Results for the third quarter of 2025 increased in comparison to the prior year period, primarily driven by higher underwriting results, partially offset by lower net investment spread results. Results for the first nine months of 2025 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the first nine months of 2025 increased, primarily driven by higher underwriting results, partially offset by lower net investment spread results.

International Businesses. Results for the third quarter of 2025 increased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from foreign currency exchange rates. Excluding this item, results for the third quarter of 2025 increased, primarily driven by higher net investment spread results and higher underwriting results. Results for the first nine months of 2025 increased, inclusive of an unfavorable comparative net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the first nine months of 2025 increased, primarily driven by higher net investment spread results and higher underwriting results, partially offset by higher expenses.

Corporate and Other. Results for both the third quarter and the first nine months of 2025 reflected decreased losses in comparison to the prior year periods, primarily driven by lower net charges from other corporate activities.

Closed Block Division. Results for both the third quarter and the first nine months of 2025 increased in comparison to the prior year periods, driven by higher net investment activity results, partially offset by changes in the policyholder dividend obligation.

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

	September 30, 2025	December 31, 2024
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$7.7	$6.1
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$8.0	$6.4
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $88.4 billion and $83.2 billion as of September 30, 2025 and December 31, 2024, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(7)	$(9)	$(6)	$(3)
PGIM	1	1	0	1
Impact of intercompany arrangements(1)	(6)	(8)	(6)	(2)
Corporate and Other:
Impact of intercompany arrangements(1)	6	8	6	2
Settlement gains (losses) on forward currency contracts(2)	(5)	(4)	(4)	(13)
Net benefit (detriment) to Corporate and Other	1	4	2	(11)
Net impact on consolidated revenues and adjusted operating income	$(5)	$(4)	$(4)	$(13)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of both September 30, 2025 and 2024, the total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.0 billion and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 1% of the $1.0 billion balance as of September 30, 2025 will be recognized throughout the remainder of 2025, approximately 5% will be recognized in 2026, and the remaining balance will be recognized from 2027 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.2% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 0.4% near-term mean reversion equity expected rate of return.

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

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating results(1):
Revenues	$1,095	$1,021	$3,123	$2,974
Expenses	851	780	2,494	2,358
Adjusted operating income	244	241	629	616
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	23	11	75	29
Other adjustments(2)	(1)	(3)	26	(16)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$266	$249	$730	$629
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $3 million, primarily reflecting higher net asset management fees, higher net service, distribution and other revenues driven by a gain on the sale of our asset management business in Taiwan, and higher net other related revenues. These impacts were largely offset by higher operating expenses, primarily reflecting charges resulting from a business reorganization.

Nine Month Comparison. Adjusted operating income increased $13 million, primarily reflecting higher net asset management fees and higher net service, distribution and other revenues driven by a gain on the sale of our asset management business in Taiwan. These impacts were partially offset by higher operating expenses, primarily reflecting charges resulting from a business reorganization, and lower net other related revenues.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party(1)	$395	$373	$1,169	$1,106
Retail - Third Party(1)	231	221	675	637
Affiliated(1)(2)	218	209	653	611
Total asset management fees	844	803	2,497	2,354
Other related revenues by source:
Incentive fees	8	20	42	80
Transaction fees	4	5	16	19
Seed and co-investments	39	37	73	108
Commercial mortgage(3)	42	28	82	47
Total other related revenues	93	90	213	254
Service, distribution and other revenues	158	128	413	366
Total revenues	$1,095	$1,021	$3,123	$2,974
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(3)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Three Month Comparison. Revenues increased $74 million. Asset management fees increased, primarily reflecting higher average assets under management driven by the impact of equity market and fixed income appreciation and net inflows. Service, distribution and other revenues increased, primarily reflecting the gain on sale of our asset management business in Taiwan and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues increased, primarily reflecting higher commercial mortgage origination revenues driven by higher loan production, largely offset by lower incentive fees driven by less favorable investment performance.

Expenses increased $71 million, primarily reflecting higher operating expenses, driven by charges resulting from a business reorganization, and higher compensation expenses, primarily due to business growth. Also contributing to the increase were higher variable expenses corresponding to higher net fee-based earnings, and higher revenues from certain consolidated funds, as described above.

Nine Month Comparison. Revenues increased $149 million. Asset management fees increased, primarily reflecting higher average assets under management driven by the impact of equity market and fixed income appreciation, net inflows and strong investment performance. Service, distribution and other revenues increased, primarily reflecting the gain on sale of our asset management business in Taiwan and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). These variances were partially offset by lower other related revenues, primarily reflecting lower incentive fees and lower seed and co-investments earnings, driven by less favorable investment performance, partially offset by higher commercial mortgage origination revenues driven by higher loan production.

Expenses increased $136 million, primarily reflecting higher operating expenses, including charges resulting from a business reorganization, and higher compensation expenses, primarily due to business growth, partially offset by decreases related to certain long-term employee compensation plans. Also contributing to the increase were higher variable expenses corresponding to higher net fee-based earnings, and higher revenues from certain consolidated funds, as described above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	September 30, 2025	December 31, 2024	September 30, 2024
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$227.7	$215.7	$213.7
Public fixed income	901.9	832.2	863.4
Real estate	133.6	127.2	131.8
Private credit and other alternatives	126.6	118.0	119.2
Multi-asset	80.2	82.1	71.8
Total PGIM assets under management	$1,470.0	$1,375.2	$1,399.9

Assets under management within other reporting segments(2)	142.0	137.2	158.0
Total PFI assets under management	$1,612.0	$1,512.4	$1,557.9
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

The following table sets forth assets under management by source as of the dates indicated:

	September 30, 2025	December 31, 2024	September 30, 2024
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party(1)	$654.9	$601.1	$610.3
Retail - Third Party(1)	265.2	244.9	245.1
Affiliated(1)(2)	549.9	529.2	544.5
Total PGIM assets under management	$1,470.0	$1,375.2	$1,399.9

Assets under management within other reporting segments(3)	142.0	137.2	158.0
Total PFI assets under management	$1,612.0	$1,512.4	$1,557.9
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024	2025
	(in billions)
Beginning assets under management	$1,440.7	$1,328.1	$1,375.2	$1,298.1	$1,399.9
Institutional third-party flows(1)	0.3	(2.2)	10.5	19.5	12.7
Retail third-party flows	0.3	1.3	(2.7)	1.2	(2.5)
Total third-party flows(1)	0.6	(0.9)	7.8	20.7	10.2
Affiliated flows(1)(2)	1.8	6.5	2.3	15.6	11.3
Total net flows(1)	2.4	5.6	10.1	36.3	21.5
Realizations and distributions(1)(3)	(4.6)	(2.4)	(11.2)	(7.1)	(14.0)
Market appreciation (depreciation)(4)	38.0	64.8	96.5	88.2	68.9
Foreign exchange rate impact	(1.5)	8.9	7.0	(1.1)	(1.3)
Net money market activity and other increases (decreases)	(5.0)	(5.1)	(7.6)	(14.5)	(5.0)
Ending assets under management	$1,470.0	$1,399.9	$1,470.0	$1,399.9	$1,470.0
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

PGIM’s assets under management as of September 30, 2025 increased $70 billion in comparison to the prior year quarter, primarily driven by equity market and fixed income appreciation, net inflows and strong investment performance. PGIM’s assets under management as of September 30, 2025 increased $95 billion in comparison to the prior year end, primarily driven by fixed income and equity market appreciation, net inflows and favorable foreign exchange rate impacts.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2025, these asset classes increased $15.0 billion compared to December 31, 2024, primarily reflecting private capital net inflows, market appreciation and favorable foreign exchange rate impacts, partially offset by realizations and distributions.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in billions)
Private capital deployed:
Real estate debt and equity	$7.5	$7.4	$18.6	$14.9
Private credit and equity(1)	6.8	4.9	18.1	15.9
Total private capital deployed(1)	$14.3	$12.3	$36.7	$30.8
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Seed and Co-Investments

As of September 30, 2025 and December 31, 2024, PGIM had approximately $1,370 million and $1,079 million of seed investments and $396 million and $415 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, real estate investments, and private credit and other alternatives.

Retirement Strategies

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating results(1):
Revenues:
Institutional Retirement Strategies	$5,754	$9,473	$12,366	$25,052
Individual Retirement Strategies	1,429	1,318	4,088	3,793
Total revenues	7,183	10,791	16,454	28,845
Benefits and expenses:
Institutional Retirement Strategies	5,274	9,035	11,078	23,623
Individual Retirement Strategies	943	858	2,812	2,454
Total benefits and expenses	6,217	9,893	13,890	26,077
Adjusted operating income:
Institutional Retirement Strategies	480	438	1,288	1,429
Individual Retirement Strategies	486	460	1,276	1,339
Total adjusted operating income	966	898	2,564	2,768
Realized investment gains (losses), net, and related charges and adjustments	(352)	(302)	(882)	(170)
Change in value of market risk benefits, net of related hedging gains (losses)	320	(145)	(466)	(331)
Market experience updates	(3)	0	(10)	0
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	0	(1)	2	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$931	$450	$1,208	$2,267
__________
(1)The amounts for the three and nine months ended September 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See below for additional information.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, during the fourth quarter of 2024, the Company identified an immaterial error in the application of adjusted operating income, which resulted in an overstatement thereof for indexed variable and fixed annuity products within the Retirement Strategies segment in the first three quarters of 2024. As a result, the Company voluntarily revised its historical adjusted operating income for the relevant periods, resulting in a decrease in pre-tax adjusted operating income of $68 million and $149 million for the three and nine months ended September 30, 2024, respectively.

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

Under U.S. GAAP, policyholder liabilities associated with our fixed and variable indexed annuity products are recorded in “Policyholders’ account balances,” and include both the contract value that has accrued to the benefit of the policyholder and the fair value of embedded derivative instruments associated with the index-linked features for these products. The change in the liability for these products is measured utilizing a valuation methodology required under U.S GAAP and includes the fair value of all index credits for the current term and future projected renewals of the policy. For the purpose of measuring segment performance, however, adjusted operating income reflects only the change in the liability associated with the current term elected by the policyholder, which is the component of the liability the Company hedges based on current contractual index-crediting terms, and which is offset by the change in the value of the corresponding hedge assets. Adjusted operating income excludes the change in the liability associated with all future projected renewals, which the Company does not hedge, consistent with the Company and policyholder optionality that exists at renewal.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business increased $42 million, primarily driven by higher net investment spread results reflecting higher income from non-coupon investments and an increase in account values due to business growth, partially offset by lower income from derivatives. This variance was partially offset by less favorable underwriting results and higher operating expenses.

Adjusted operating income from our Individual Retirement Strategies business increased $26 million primarily driven by higher net investment spread results due to growth in indexed variable and fixed annuities and higher income from non-coupon investments, partially offset by the impact of lower short-term interest rates. This variance was partially offset by lower fee income, net of distribution expenses, due to lower average separate account values driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets and higher amortization costs.

Nine Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $141 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a $32 million net charge from this update, while results for 2024 included a net benefit of $132 million. Excluding this item, adjusted operating income increased $23 million, primarily driven by higher net investment spread results reflecting higher income from non-coupon investments and an increase in account values due to business growth, partially offset by lower income from derivatives. Also contributing to the variance was higher fee income due to business growth of longevity reinsurance transactions, partially offset by higher operating expenses.

Adjusted operating income from our Individual Retirement Strategies business decreased $63 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a net charge of $81 million, mainly due to the establishment of reserves for certain fixed annuity products, while the results for the second quarter of 2024 included a net benefit of $8 million. Excluding this item, adjusted operating income increased $26 million, primarily reflecting higher net investment spread results due to growth in indexed variable and fixed annuities and higher income from non-coupon investments, partially offset by the impact of lower short-term interest rates. This variance was partially offset by lower fee income, net of distribution expenses, due to lower average separate account values driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets and higher amortization costs.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $3,719 million, primarily reflecting lower pension risk transfer premiums due to lower sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $3,761 million, primarily driven by a decrease in policyholders’ benefits, including changes in reserves, related to the lower pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $111 million, primarily driven by higher net investment income due to growth in indexed variable and fixed annuities and higher income from non-coupon investments. This variance was partially offset by lower asset management and service fees, as well as lower policy charges and fee income due to lower average separate account values driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets. Also contributing to the variance was lower other income driven by the impact of less favorable short-term interest rates on collateral posted to counterparties.

Benefits and expenses of our Individual Retirement Strategies business increased $85 million, primarily driven by higher interest credited to policyholders’ account balances and higher amortizations costs reflecting business growth, partially offset by lower general and administrative expenses, net of capitalization.

Nine Month Comparison. Revenues from our Institutional Retirement Strategies business decreased $12,686 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $13,074 million primarily reflecting lower pension risk transfer premiums due to the absence of significant sales that occurred in the prior year period, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $12,545 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $13,097 million, primarily driven by a decrease in policyholders’ benefits, including changes in reserves, related to the lower pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $295 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $287 million primarily driven by higher net investment income from growth in indexed variable and fixed annuities and higher income from non-coupon investments. This variance was partially offset by lower asset management and service fees, as well as lower policy charges and fee income due to lower average separate account values driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets. Also contributing to the variance was lower other income driven by the impact of less favorable short-term interest rates on collateral posted to counterparties.

Benefits and expenses of our Individual Retirement Strategies business increased $358 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $261 million, primarily driven by higher interest credited to policyholders’ account balances and higher amortization costs reflecting business growth, partially offset by lower general and administrative expenses, net of capitalization.

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

The following tables set forth account value information of Institutional Retirement Strategies’ products for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Institutional Retirement Strategies business. For additional information regarding internally-managed balances, see “—PGIM.”

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024	2025
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$307,306	$274,128	$288,202	$267,654	$287,829
Additions(2)	6,353	11,081	22,258	26,082	32,507
Withdrawals and benefits	(6,460)	(6,619)	(18,627)	(19,200)	(24,754)
Change in market value, interest credited and interest income	3,521	4,476	8,680	9,050	10,220
Other(3)	(3,206)	4,763	7,001	4,243	1,712
Ending total account value, gross	307,514	287,829	307,514	287,829	307,514
Reinsurance ceded	(8,911)	(9,062)	(8,911)	(9,062)	(8,911)
Ending total account value, net	$298,603	$278,767	$298,603	$278,767	$298,603

Amounts included in “Ending account value, net” above:
Investment-only stable value wraps	$61,777	$62,189
International reinsurance(4)	124,795	108,927
Group annuities and other products	112,031	107,651
Total	$298,603	$278,767

Additions by product(2):
Investment-only stable value wraps	$501	$453	$2,456	$1,105	$3,365
International reinsurance	1,475	2,801	11,979	4,002	17,954
Group annuities and other products	4,377	7,827	7,823	20,975	11,188
Total	$6,353	$11,081	$22,258	$26,082	$32,507
__________
(1)Beginning total account values, net of reinsurance ceded, were $298,407 million and $264,999 million for the three months ended September 30, 2025 and 2024, respectively, $279,191 million and $258,417 million for the nine months ended September 30, 2025 and 2024, respectively, and $278,767 million for the twelve months ended September 30, 2025.
(2)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued calculated based on premiums received.
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our British pound sterling denominated reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2025 and 2024, “Other” activity also includes $940 million in receipts offset by $767 million in payments, and $865 million in receipts offset by $736 million in payments, respectively, and for the nine months ended September 30, 2025 and 2024, includes $2,991 million in receipts offset by $2,849 million in payments and $2,548 million in receipts offset by $2,587 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.
(4)Represents notional amounts based on present value of future benefits under international reinsurance contracts.

The increase in Institutional Retirement Strategies net account values for the three months ended September 30, 2025 reflects interest credited on customer funds and an increase in the market values of assets, largely offset by the negative impact of foreign exchange rate changes and net withdrawals and benefits.

The increase in Institutional Retirement Strategies net account values for the nine and twelve months ended September 30, 2025 reflects interest credited on customer funds and an increase in the market values of assets, net additions primarily driven by longevity reinsurance transactions and the positive impact of foreign exchange rate changes.

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

The following tables set forth account value information of Individual Retirement Strategies’ products for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024	2025
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$142,592	$135,375	$138,639	$129,708	$140,845
Sales	3,381	3,624	10,003	10,424	13,646
Full surrenders and death benefits	(3,154)	(2,861)	(8,655)	(8,215)	(11,533)
Sales, net of full surrenders and death benefits	227	763	1,348	2,209	2,113
Partial withdrawals and other benefit payments	(1,291)	(1,221)	(3,967)	(3,732)	(5,415)
Net flows	(1,064)	(458)	(2,619)	(1,523)	(3,302)
Change in market value, interest credited and other activity	6,655	6,478	13,179	14,307	12,180
Policy charges	(520)	(550)	(1,536)	(1,647)	(2,060)
Ending total account value, gross	147,663	140,845	147,663	140,845	147,663
Reinsurance ceded	(11,391)	(12,020)	(11,391)	(12,020)	(11,391)
Ending total account value, net	$136,272	$128,825	$136,272	$128,825	$136,272

Amounts included in “Ending account value, net” above:
FlexGuard suite(2)	$40,160	$28,317
Variable annuities(3)	82,586	90,950
Fixed annuities	13,526	9,558
Total	$136,272	$128,825

Sales by product:
FlexGuard suite(2)	$1,803	$2,244	$5,855	$6,190	$8,368
Variable annuities(3)	46	34	127	117	201
Fixed annuities	1,532	1,346	4,021	4,117	5,077
Total	$3,381	$3,624	$10,003	$10,424	$13,646
__________
(1)Beginning total account values, net, were $131,519 million and $123,899 million for the three months ended September 30, 2025 and 2024, respectively, $127,120 million and $117,911 million for the nine months ended September 30, 2025 and 2024, respectively, and $128,825 million for the twelve months ended September 30, 2025.
(2)Includes Prudential FlexGuard and FlexGuard Income index variable annuities.
(3)Includes Prudential Premier Investment, MyRock and other variable contracts with and without guaranteed minimum income and withdrawal benefits.

Individual Retirement Strategies sales, net of full surrenders and death benefits, for the three and nine months ended September 30, 2025 decreased in comparison to the prior year period driven by higher full surrenders and lower sales of indexed variable annuities products.

The increases in Individual Retirement Strategies net account values for the three months, nine month and twelve months ended September 30, 2025 primarily reflect market value appreciation. Net flows decreased across all periods, driven by net outflows from the run-off of the traditional variable annuity block, partially offset by net indexed variable and fixed annuity inflows.

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

	September 30, 2025		December 31, 2024		September 30, 2024
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$62,371	48%	$64,856	52%	$68,928	54%
ALM strategy only(3)	1,714	1%	1,782	1%	1,901	1%
Automatic rebalancing only	64	0%	77	0%	77	0%
External reinsurance(4)	10,028	8%	10,665	9%	11,597	9%
PDI	1,283	1%	1,342	1%	1,456	1%
Other products	1,536	1%	1,553	1%	1,603	1%
Total living benefit/GMDB features	76,996		80,275		85,562
GMDB features and other(5)	54,065	41%	45,338	36%	43,231	34%
Total variable annuity account value, gross	$131,061		$125,613		$128,793
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
(5)Includes Prudential FlexGuard, FlexGuard Income and other variable contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results Excluded from Adjusted Operating Income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$842	$(499)	$637	$1,297
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)(4)	(169)	(252)	(397)	682
Change in the NPR adjustment, excluding changes recognized in OCI	(73)	(5)	(13)	(70)
Change in the fair value of hedge assets(5)	(561)	347	(1,081)	(1,625)
Other(6)	(16)	(58)	(79)	(215)
Total Individual Retirement Strategies results excluded from adjusted operating income	23	(467)	(933)	69
Total Institutional Retirement Strategies results excluded from adjusted operating income	(58)	19	(423)	(570)
Total results excluded from adjusted operating income	$(35)	$(448)	$(1,356)	$(501)
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Also excludes related hedging gains (losses), which are included within this table in “Change in the fair value of hedge assets.”
(3)The amounts for the three and nine months ended September 30, 2024 reflect the correction of an error related to indexed variable and fixed annuity products within the Individual Retirement Strategies business. See above for additional information.
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

For the three months ended September 30, 2025, the loss of $35 million was primarily driven by the impact of interest rate changes and credit spreads tightening, as well as a realized loss related to a pension risk transfer transaction, partially offset by the net impact of favorable equity market performance on MRBs and other liabilities, net of hedging.

For the nine months ended September 30, 2025, the loss of $1,356 million was primarily driven by the net impact of interest rate changes on MRBs and other liabilities, net of hedging, an unfavorable impact from our annual reviews and update of assumptions and other refinements, and losses on foreign currency hedges. These variances were partially offset by the impact of favorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
Operating results:
Revenues	$1,694	$1,643	$5,129	$4,863
Benefits and expenses	1,604	1,561	4,825	4,615
Adjusted operating income	90	82	304	248
Realized investment gains (losses), net, and related charges and adjustments	4	(18)	(45)	(48)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$94	$64	$259	$200
Benefits ratios(1)(2)(3):
Group life	84.1%	85.0%	84.6%	86.8%
Group disability	79.7%	78.9%	73.4%	71.4%
Total Group Insurance	82.8%	83.4%	81.5%	82.5%
Administrative expense ratios(2)(4)(5):
Group life	10.5%	10.5%	10.9%	11.1%
Group disability	24.0%	24.7%	24.9%	24.3%
Total Group Insurance	14.2%	14.2%	14.7%	14.7%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 84.8%, 73.6% and 81.7% for the nine months ended September 30, 2025, respectively, and 86.8%, 73.5% and 83.1% for the nine months ended September 30, 2024, respectively.
(4)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.
(5)Prior period ratios have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $8 million, primarily reflecting higher underwriting results in our group life business driven by more favorable mortality experience on non-experience-rated contracts. This variance was partially offset by higher operating and variable expenses, largely supporting business growth.

Nine Month Comparison. Adjusted operating income increased $56 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 and 2024 included net benefits from this update of $11 million and $25 million, respectively. Excluding this item, adjusted operating income increased $70 million, primarily reflecting higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts and a positive impact from a reserve refinement for certain experience-rated contracts. Also contributing to the increase were higher underwriting results in our group disability business driven by more favorable claims experience on long-term disability contracts. These favorable variances were partially offset by higher variable and operating expenses, largely supporting business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $51 million primarily reflecting higher premiums and policy charges and fee income, driven by business growth in both our group disability and group life businesses.

Benefits and expenses increased $43 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, as well as higher general and administrative expenses, both largely driven by business growth, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business.

Nine Month Comparison. Revenues increased $266 million primarily reflecting higher premiums and policy charges and fee income, driven by business growth in both our group life and group disability businesses, as well as a positive impact from a reserve refinement for certain experience-rated contracts.

Benefits and expenses increased $210 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $196 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, as well as higher general and administrative expenses, both largely driven by business growth, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business and more favorable claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Annualized new business premiums(1):
Group life	$36	$35	$296	$251
Group disability	42	28	259	236
Total	$78	$63	$555	$487
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2025 increased $15 million compared to the prior year period, primarily driven by higher sales in the National and Premier market segments in our group disability business.

Total annualized new business premiums for the nine months ended September 30, 2025 increased $68 million compared to the prior year period, primarily driven by higher sales in the Premier market segment in both our group life and group disability businesses. This increase was partially offset by lower sales in the Association market segment in our group life business, and lower sales in the National market segment in our group disability business, including lower supplemental health product sales, primarily reflecting the absence of outsized sales which occurred in the prior year period.

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

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Revenues	$1,565	$1,546	$4,573	$4,655
Benefits and expenses	1,472	1,486	4,406	4,803
Adjusted operating income	93	60	167	(148)
Realized investment gains (losses), net, and related charges and adjustments	(179)	(494)	(282)	(587)
Market experience updates	(25)	(86)	(15)	(155)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(111)	$(520)	$(130)	$(890)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $33 million, primarily driven by higher underwriting results reflecting the ongoing favorable impact from the reinsurance transaction with Wilton Re. This variance was partially offset by lower net investment spread results reflecting the absence of income from assets related to the reinsurance transaction with Wilton Re, partially offset by lower financing costs resulting from the reinsurance transactions discussed above as well as the consolidation of our internal captive reinsurance arrangements in the fourth quarter of 2024, and lower losses from derivatives.

Nine Month Comparison. Adjusted operating income increased $315 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a net benefit of $58 million driven by impacts related to assumptions for mortality, policyholder behavior and other reserve refinements, while 2024 included a net charge of $98 million driven by unfavorable impacts related to assumptions for policyholder behavior. Excluding this item, adjusted operating income increased $159 million, primarily driven by higher underwriting results reflecting the ongoing favorable impact from the reinsurance transaction with Wilton Re, partially offset by unfavorable mortality experience in the current period. Also contributing to the increase were lower expenses reflecting the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024. These variances were partially offset by lower net investment spread results, reflecting the absence of income from assets related to the reinsurance transaction with Wilton Re, and lower income from non-coupon investments, partially offset by lower financing costs resulting from the reinsurance transactions discussed above as well as the consolidation of our internal captive reinsurance arrangements in the fourth quarter of 2024, and lower losses from derivatives.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $19 million, primarily driven by higher policy charges and fee income due to business growth and favorable equity market performance. This variance was partially offset by lower investment results, reflecting the absence of income from assets related to the reinsurance transaction with Wilton Re, partially offset by lower losses from derivatives.

Benefits and expenses decreased $14 million, primarily driven by favorable changes in estimates of the liability for future policy benefits and lower interest credited on policyholders’ account balances as a result of the reinsurance transaction with Wilton Re. These variances were partially offset by higher policyholders’ benefits, including changes in reserves, driven by less favorable mortality experience in the current quarter, partially offset by the impact from the reinsurance transaction with Wilton Re.

Nine Month Comparison. Revenues decreased $82 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $113 million, primarily driven by lower investment results reflecting the absence of income from assets related to the reinsurance transaction with Wilton Re. This variance was partially offset by higher policy charges and fee income due to business growth and favorable equity market performance, and lower losses from derivatives.

Benefits and expenses decreased $397 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $272 million, primarily driven by lower policyholders’ benefits, including changes in reserves, lower interest credited on policyholders’ account balances, and lower interest expense as a result of the reinsurance transaction with Wilton Re. Also contributing to the decrease were lower general and administrative expenses due to the absence of costs associated with the closing of the reinsurance transaction with Somerset Re in the first quarter of 2024.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$44	$142	$186	$37	$120	$157
Term Life	4	33	37	5	29	34
Universal Life	0	30	30	1	18	19
Total	$48	$205	$253	$43	$167	$210

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$115	$385	$500	$105	$315	$420
Term Life	12	96	108	14	85	99
Universal Life	2	76	78	3	58	61
Total	$129	$557	$686	$122	$458	$580
Total annualized new business premiums for the three and nine months ended September 30, 2025 increased $43 million and $106 million, respectively, primarily reflecting higher third-party sales across all products.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Revenues	$4,595	$4,417	$13,732	$13,642
Benefits and expenses	3,714	3,651	11,242	11,278
Adjusted operating income	881	766	2,490	2,364
Realized investment gains (losses), net, and related charges and adjustments	103	350	250	312
Change in value of market risk benefits, net of related hedging gains (losses)	4	(1)	13	11
Market experience updates	(9)	(44)	66	37
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(53)	(44)	(124)	(93)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$926	$1,027	$2,695	$2,631

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $115 million, including an unfavorable comparative net impact of $1 million from currency fluctuations. Excluding this item, adjusted operating income increased $116 million, primarily reflecting higher net investment spread results, primarily driven by higher income from non-coupon investments, lower losses from derivatives and portfolio growth in Brazil. Also contributing to the increase were higher underwriting results, driven by business growth in Brazil and growth in both variable and investment products in Japan. These variances were partially offset by higher operating and variable expenses, primarily driven by business growth.

Nine Month Comparison. Adjusted operating income increased $126 million, including an unfavorable comparative net impact of $18 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a net charge of $2 million in 2025, compared to a net charge of $55 million in 2024.

Excluding these items, adjusted operating income increased $91 million, primarily reflecting higher net investment spread results, primarily driven by higher income from non-coupon investments, lower losses from derivatives and portfolio growth in Brazil. Also contributing to the increase were higher underwriting results, driven by business growth in Brazil and growth in both variable and investment products in Japan, and higher earnings from joint ventures and other operating entities. These variances were partially offset by higher variable and operating expenses, primarily driven by business growth, and lower surrender charges.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $178 million, including a favorable comparative net impact of $16 million from currency fluctuations. Excluding this item, revenues increased $162 million, primarily reflecting higher income from non-coupon investments, and higher earnings from joint ventures and other operating entities. Net investment income increased, driven by growth in both variable and investment products in Japan and higher reinvestment rates. Also contributing to the increase were lower losses from derivatives. Lower premiums attributable to the decline of traditional life insurance business in force in Japan were partially offset by business growth in Brazil.

Benefits and expenses increased $63 million, including an unfavorable comparative net impact of $17 million from currency fluctuations. Excluding this item, benefits and expenses increased $46 million, primarily reflecting higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan, and higher general and administrative expenses, primarily driven by business growth. These variances were partially offset by lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan.

Nine Month Comparison. Revenues increased $90 million, including an unfavorable comparative net impact of $19 million from currency fluctuations and an unfavorable comparative net impact of $207 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $316 million, primarily reflecting higher income from non-coupon investments, and higher earnings from joint ventures and other operating entities. Net investment income increased, driven by growth in both variable and investment products in Japan and higher reinvestment rates. Also contributing to the increase were lower losses from derivatives. Lower premiums attributable to the decline of traditional life insurance business in force in Japan were partially offset by a lower impact from ceded reinsurance in the current period and business growth in Brazil.

Benefits and expenses decreased $36 million, including a favorable comparative net impact of $1 million from currency fluctuations and a favorable comparative net impact of $260 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $225 million, primarily reflecting higher interest credited to policyholders’ account balances, reflecting growth in both variable and investment products in Japan, and higher general and administrative expenses, primarily driven by business growth. These variances were partially offset by favorable changes in estimates of the liability for future policy benefits, and lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, as discussed above, partially offset by a lower impact from ceded reinsurance in the current period.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$555	$588	$1,672	$1,624
On a constant exchange rate basis	$553	$588	$1,680	$1,617

The amount of annualized new business premiums and the sales mix, in terms of types and currency denomination of products, for any given period can be significantly impacted by several factors, including but not limited to: the addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in premium rates, changes in interest rates or fluctuations in currency markets, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective and then fluctuate in the other direction following such changes.

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including from a low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our yen-denominated product offerings as a result of growing demand for these products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$94	$23	$64	$46	$227	$85	$18	$63	$42	$208
Life Consultants	25	4	26	84	139	28	5	19	85	137
Banks	26	2	0	78	106	36	3	1	105	145
Independent Agency and Other	29	5	21	26	81	21	4	26	47	98
Total	$174	$34	$111	$234	$553	$170	$30	$109	$279	$588
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, decreased $35 million. Bank channel sales decreased $39 million, primarily reflecting lower investment contract and life product sales. Independent Agency and Other sales decreased $17 million, primarily reflecting lower investment contract and retirement product sales, partially offset by higher life products sales. Life Planner sales increased $19 million, primarily reflecting higher life and investment contract products sales in Japan, and higher life product sales in Brazil. Life Consultant sales increased $2 million, primarily reflecting higher retirement product sales, partially offset by lower life products sales.

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$283	$62	$201	$160	$706	$256	$51	$204	$129	$640
Life Consultants	68	13	65	276	422	78	13	44	230	365
Banks	75	6	0	213	294	108	9	1	231	349
Independent Agency and Other	90	17	65	86	258	61	12	71	119	263
Total	$516	$98	$331	$735	$1,680	$503	$85	$320	$709	$1,617
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, increased $63 million. Life Planner sales increased $66 million, primarily driven by higher investment contract and life product sales in Japan, and higher life product sales in Brazil. Life Consultant sales increased $57 million, primarily reflecting higher investment contract and retirement product sales, partially offset by lower life product sales. Bank channel sales decreased $55 million, primarily reflecting lower life and investment contract product sales. Independent Agency and Other sales decreased $5 million, primarily reflecting lower investment contract sales, partially offset by higher life product sales.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating results:
Investment income	$58	$50	$180	$143
Interest expense on debt	(223)	(213)	(697)	(631)
Pension and employee benefits	95	94	304	285
Other corporate activities	(257)	(418)	(809)	(1,090)
Adjusted operating income	(327)	(487)	(1,022)	(1,293)
Realized investment gains (losses), net, and related charges and adjustments	(150)	(273)	(377)	(132)
Market experience updates	1	3	4	6
Divested and Run-off Businesses	123	47	84	50
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	19	(9)	21	(49)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(334)	$(719)	$(1,290)	$(1,418)

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $160 million. Net charges from other corporate activities were lower by $161 million, primarily driven by lower net costs related to corporate initiatives, favorable foreign exchange remeasurement impacts and lower expenses related to an update of internal expense allocations. Investment income results increased $8 million, primarily driven by higher income from non-coupon investments. Interest expense on debt increased $10 million, largely reflecting the absence of income offsets from the termination of an affiliated financing agreement resulting from the reinsurance transactions in Individual Life in 2024.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $271 million, primarily driven by lower net charges from other corporate activities of $281 million reflecting lower net costs related to corporate initiatives and long-term compensation plans, lower expenses related to an update of internal expense allocations, and favorable exchange rate impacts. Investment income results increased $37 million, primarily driven by higher income from non-coupon investments. Pension and employee benefits results were favorable by $19 million, primarily reflecting higher earnings from our pension and post-retirement plans from higher expected returns on plan assets and lower service costs. Interest expense on debt increased $66 million, largely reflecting the absence of income offsets from the termination of an affiliated financing agreement resulting from the reinsurance transactions in Individual Life in 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Long-Term Care	$126	$104	$172	$390
Other	(3)	(57)	(88)	(340)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$123	$47	$84	$50

Long-Term Care

Three Month Comparison. Results increased $22 million compared to the prior year period, primarily reflecting more favorable impacts from changes in the market value of equity securities, higher income from non-coupon investments, and lower general and administrative expenses. These variances were partially offset by unfavorable impacts from changes in the market value of derivatives used for duration management and higher net realized investment losses from sales of fixed income securities.

Nine Month Comparison. Results decreased $218 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a $7 million net charge from these updates, while results for 2024 included a $111 million net benefit from these updates. Excluding this item, results decreased $100 million compared to the prior year period, primarily reflecting less favorable impacts from changes in the market value of equity securities, more unfavorable impacts from changes in the market value of derivatives used for duration management, and higher net realized investment losses from sales of fixed income securities and credit impairments. These variances were partially offset by higher income from non-coupon investments.

Other Divested and Run-off Businesses

Results for the third quarter of 2025 increased $54 million, primarily reflecting less unfavorable results related to Assurance IQ and favorable results related to the Full Service Retirement business. Results for the first nine months of 2025 increased $252 million, primarily reflecting the absence of impairments and charges related to management’s decisions to exit

Assurance IQ and PGIM Wadhwani LLP (and their subsequent classifications as divested businesses in the first and second quarters of 2024, respectively), as well as favorable results related to the Full Service Retirement business.

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

As of September 30, 2025, the excess of actual cumulative earnings over the expected cumulative earnings was $1,762 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of September 30, 2025, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,099 million at September 30, 2025, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
U.S. GAAP results:
Revenues	$1,058	$817	$2,825	$2,590
Benefits and expenses	1,048	815	2,855	2,651
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$10	$2	$(30)	$(61)

Income (loss) Before Income Taxes and Equity in Earnings of Joint Ventures and Other Operating Entities

Three Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $8 million. Net investment activity results increased, primarily reflecting lower realized investment losses from the sale of fixed income securities and favorable changes in the market value of derivatives. As a result of these and other factors, a $33 million increase in the policyholder dividend obligation was recorded in the third quarter of 2025, compared to a $157 million reduction in the third quarter of 2024.

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $31 million. Net investment activity results increased, primarily reflecting lower realized investment losses from the sale of fixed income securities, partially offset by unfavorable changes in the market value of derivatives. This variance was partially offset by lower other income driven by less favorable changes in the market value of equity securities. As a result of these and other factors, a $334 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2025, compared to a $403 million reduction in the first nine months of 2024.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $241 million, primarily driven by lower realized investment losses, as discussed above.

Benefits and expenses increased $233 million, primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Nine Month Comparison. Revenues increased $235 million, primarily driven by lower realized investment losses, partially offset by lower other income, as discussed above.

Benefits and expenses increased $204 million, primarily driven by an increase in dividends to policyholders, reflecting a lower reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	September 30, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$219,560	54.8%	$19,151	$4,310	$243,021
Private, available-for-sale, at fair value	78,914	19.7	10,232	2,738	91,884
Fixed maturities, trading, at fair value	4,928	1.2	613	8,906	14,447
Assets supporting experience-rated contractholder liabilities, at fair value	4,648	1.2	0	0	4,648
Equity securities, at fair value	6,778	1.7	1,544	0	8,322
Commercial mortgage and other loans, at book value, net of allowance	55,829	13.9	7,648	263	63,740
Policy loans, at outstanding balance	6,701	1.7	3,250	0	9,951
Other invested assets, net of allowance(1)	17,471	4.3	4,636	1,885	23,992
Short-term investments, net of allowance	5,980	1.5	259	7	6,246
Total general account investments	400,809	100.0%	47,333	18,109	466,251
Invested assets of other entities and operations(2)	5,857		0	0	5,857
Total investments	$406,666		$47,333	$18,109	$472,108

	December 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,078	54.9%	$19,103	$4,837	$230,018
Private, available-for-sale, at fair value	68,759	18.3	9,625	2,795	81,179
Fixed maturities, trading, at fair value	4,068	1.1	647	7,732	12,447
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	1.0	0	0	3,707
Equity securities, at fair value	7,254	1.9	1,642	0	8,896
Commercial mortgage and other loans, at book value, net of allowance	53,987	14.4	7,652	233	61,872
Policy loans, at outstanding balance	6,447	1.7	3,348	0	9,795
Other invested assets, net of allowance(1)	16,781	4.4	4,929	1,867	23,577
Short-term investments, net of allowance	8,493	2.3	520	43	9,056
Total general account investments	375,574	100.0%	47,466	17,507	440,547
Invested assets of other entities and operations(2)	4,233		0	0	4,233
Total investments	$379,807		$47,466	$17,507	$444,780
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first nine months of 2025 was primarily due to net business inflows, the translation impact of the U.S. dollar weakening against the yen, and a net decrease in U.S. interest rates, partially offset by assets transferred due to the Prismic Re International transaction and an increase in Japan interest rates. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2025 and December 31, 2024, 40% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2025	December 31, 2024
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$105,600	$102,904
Private, available-for-sale, at fair value	21,881	21,603
Fixed maturities, trading, at fair value	482	461
Assets supporting experience-rated contractholder liabilities, at fair value	4,648	3,707
Equity securities, at fair value	1,979	1,845
Commercial mortgage and other loans, at book value, net of allowance	14,902	16,137
Policy loans, at outstanding balance	2,762	2,608
Other invested assets(1)	6,393	6,588
Short-term investments, net of allowance	2,161	2,324
Total Japanese general account investments	$160,808	$158,177
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2025 was primarily due to translation impact of the U.S. dollar weakening against the yen, net business inflows, partially offset by the Prismic Re International transaction and an increase in Japan interest rates.

As of September 30, 2025, our Japanese insurance operations had $93.8 billion, at carrying value, of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third-party derivative contracts and $85.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2024, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $80.5 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $5.7 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2024 was primarily attributable to portfolio growth as a result of net business inflows and a net decrease in U.S. interest rates, partially offset by the Prismic Re International transaction.

Our Japanese insurance operations had $2.0 billion and $2.5 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2025 and December 31, 2024, respectively. The $0.5 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2024 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended September 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.32%	$2,324	3.17%	$1,141	4.34%	$3,465	$361	$195	$4,021
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	13	1.11	13	0	0	13
Equity securities	2.40	25	2.12	10	2.31	35	6	0	41
Commercial mortgage and other loans	4.81	478	3.79	144	4.53	622	84	5	711
Policy loans	4.97	49	3.77	25	4.47	74	49	(1)	122
Short-term investments and cash equivalents	5.87	166	4.27	42	5.46	208	9	0	217
Gross investment income	5.19	3,042	3.19	1,375	4.34	4,417	509	199	5,125
Investment expenses	(0.17)	(209)	(0.12)	(89)	(0.15)	(298)	(60)	(1)	(359)
Investment income after investment expenses	5.02%	2,833	3.07%	1,286	4.19%	4,119	449	198	4,766
Other invested assets(3)		265		198		463	79	166	708
Investment results of other entities and operations(4)		54		0		54	0	0	54
Total net investment income		$3,152		$1,484		$4,636	$528	$364	$5,528

	Three Months Ended September 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.26%	$2,183	3.18%	$1,115	4.30%	$3,298	$373	$200	$3,871
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	10	1.11	10	0	0	10
Equity securities	2.81	22	1.90	6	2.55	28	8	0	36
Commercial mortgage and other loans	4.59	411	3.71	153	4.31	564	79	3	646
Policy loans	5.31	51	3.71	24	4.66	75	53	(1)	127
Short-term investments and cash equivalents	6.02	217	5.25	35	5.92	252	15	2	269
Gross investment income	5.15	2,884	3.21	1,343	4.32	4,227	528	204	4,959
Investment expenses	(0.15)	(183)	(0.13)	(90)	(0.14)	(273)	(73)	(1)	(347)
Investment income after investment expenses	5.00%	2,701	3.08%	1,253	4.18%	3,954	455	203	4,612
Other invested assets(3)		122		121		243	49	134	426
Investment results of other entities and operations(4)		17		0		17	0	0	17
Total net investment income		$2,840		$1,374		$4,214	$504	$337	$5,055
__________
(1)For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets. Prior periods have been updated to reflect the correction of an error.
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
(5)The total yield was 4.21% and 4.11% for the three months ended September 30, 2025 and 2024, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily the result of higher fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $72.2 billion and $69.2 billion for the three months ended September 30, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $1.9 billion and $2.8 billion for the three months ended September 30, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

	Nine Months Ended September 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.45%	$6,841	3.19%	$3,343	4.41%	$10,184	$1,085	$581	$11,850
Assets supporting experience-rated contractholder liabilities	0.00	0	1.17	36	1.17	36	0	0	36
Equity securities	2.05	73	2.97	40	2.30	113	21	0	134
Commercial mortgage and other loans	4.79	1,379	3.82	440	4.51	1,819	252	15	2,086
Policy loans	5.08	145	3.81	76	4.56	221	151	(3)	369
Short-term investments and cash equivalents	5.40	517	4.42	123	5.18	640	34	2	676
Gross investment income	5.25	8,955	3.23	4,058	4.39	13,013	1,543	595	15,151
Investment expenses	(0.18)	(614)	(0.13)	(260)	(0.16)	(874)	(183)	(2)	(1,059)
Investment income after investment expenses	5.07%	8,341	3.10%	3,798	4.23%	12,139	1,360	593	14,092
Other invested assets(3)		550		459		1,009	172	476	1,657
Investment results of other entities and operations(4)		135		0		135	0	0	135
Total net investment income		$9,026		$4,257		$13,283	$1,532	$1,069	$15,884

	Nine Months Ended September 30, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.27%	$6,313	3.10%	$3,235	4.25%	$9,548	$1,119	$627	$11,294
Assets supporting experience-rated contractholder liabilities	0.00	0	1.10	28	1.10	28	0	0	28
Equity securities	3.04	76	3.06	33	3.04	109	25	0	134
Commercial mortgage and other loans	4.57	1,168	3.78	478	4.31	1,646	242	8	1,896
Policy loans	5.12	146	3.76	73	4.57	219	153	(3)	369
Short-term investments and cash equivalents	6.47	651	5.88	92	6.40	743	57	9	809
Gross investment income	5.18	8,354	3.17	3,939	4.32	12,293	1,596	641	14,530
Investment expenses	(0.18)	(560)	(0.12)	(246)	(0.14)	(806)	(221)	(2)	(1,029)
Investment income after investment expenses	5.00%	7,794	3.05%	3,693	4.18%	11,487	1,375	639	13,501
Other invested assets(3)		384		347		731	152	293	1,176
Investment results of other entities and operations(4)		(9)		0		(9)	0	0	(9)
Total net investment income		$8,169		$4,040		$12,209	$1,527	$932	$14,668
__________
(1)For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets. Prior periods have been updated to reflect the correction of an error.
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
(5)The total yield was 4.24% and 4.12% for the nine months ended September 30, 2025 and 2024, respectively.

Nine Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolio for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $70.9 billion and $68.8 billion for the nine months ended September 30, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $2.1 billion and $3.4 billion for the nine months ended September 30, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(55)	$(54)	$45	$(65)
Write-downs on fixed maturities(1)	(14)	(440)	(165)	(449)
Net gains (losses) on sales and maturities	(41)	(32)	(28)	(292)
Fixed maturity securities(2)	(110)	(526)	(148)	(806)
(Addition to) release of allowance for credit losses on loans	36	(27)	54	(121)
Write-downs on mortgage and other loans	(88)	(15)	(221)	(15)
Net gains (losses) on sales and maturities	(9)	0	(8)	0
Commercial mortgage and other loans	(61)	(42)	(175)	(136)
Derivatives	(316)	107	(1,753)	139
OTTI losses on other invested assets recognized in earnings	0	(9)	(12)	(16)
Other net gains (losses)	45	35	65	116
Other	45	26	53	100
Subtotal	(442)	(435)	(2,023)	(703)
Investment results of other entities and operations(3)	6	(5)	4	1
Total — PFI excluding Closed Block Division and Funds Withheld	$(436)	$(440)	$(2,019)	$(702)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(7)	$(13)	$4	$(35)
Write-downs on fixed maturities(1)	0	0	(16)	0
Net gains (losses) on sales and maturities	(11)	(204)	(68)	(447)
Fixed maturity securities(2)	(18)	(217)	(80)	(482)
(Addition to) release of allowance for credit losses on loans	21	(11)	24	(22)
Write-downs on mortgage loans	(31)	0	(64)	0
Net gains (losses) on sales and maturities	(5)	0	(5)	0
Commercial mortgage and other loans	(15)	(11)	(45)	(22)
Derivatives	35	(5)	(142)	(28)
Other net gains (losses)	1	0	15	0
Other	1	0	15	0
Subtotal — Closed Block Division	$3	$(233)	$(252)	$(532)
Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$3	$0	$(1)	$0
Write-downs on fixed maturities(1)	(2)	0	(11)	0
Net gains (losses) on sales and maturities	(99)	(92)	(188)	(261)
Fixed maturity securities(2)	(98)	(92)	(200)	(261)
Commercial mortgage and other loans	0	0	0	0
Derivatives	(242)	(831)	(400)	(259)
Other net gains (losses)	(253)	(248)	(584)	(564)
Other	(253)	(248)	(584)	(564)
Subtotal — Funds Withheld(4)	$(593)	$(1,171)	$(1,184)	$(1,084)
PFI realized investment gains (losses), net	$(1,026)	$(1,844)	$(3,455)	$(2,318)

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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $41 million for the third quarter of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $32 million for the third quarter of 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $316 million for the third quarter of 2025 primarily included:

•$416 million of net losses on embedded derivatives and product-related hedge positions.

Partially offsetting these losses were:

•$102 million of gains on foreign currency hedges primarily due to U.S. dollar appreciation versus foreign currencies;
•$39 million of gains on Synthetic Guarantees; and
•$26 million of gains on credit default swaps due to credit spreads tightening.

Net realized gains on derivative instruments of $107 million for the third quarter of 2024 primarily included:

•$554 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$28 million of gains on credit default swaps due to credit spreads tightening; and
•$25 million of gains on Synthetic Guarantees.

Partially offsetting these gains were:

•$495 million of net losses on product-related embedded derivatives and related hedge positions; and
•$109 million of losses on foreign currency hedges primarily due to U.S. dollar depreciation versus foreign currencies.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—Retirement Strategies” above.

Nine Month Comparison. Net losses on sales and maturities of fixed maturity securities were $28 million for the first nine months of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $292 million for the first nine months of 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $1,753 million for the first nine months of 2025 primarily included:

•$1,033 million of net losses on product-related hedge positions and related embedded derivatives including those unfavorably impacted by the annual review and update of assumptions and other refinements within Individual Life; and
•$693 million of losses on foreign currency hedges primarily due to U.S. dollar depreciation versus foreign currencies.

Net realized gains on derivative instruments of $139 million for the first nine months of 2024 primarily included:

•$272 million of net gains on product-related hedge positions and related embedded derivatives;

•$77 million of gains on credit default swaps due to credit spread tightening;
•$76 million of gains on Synthetic Guarantees; and
•$41 million of gains on foreign currency hedges primarily due to U.S. dollar appreciation versus the Brazilian real.

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

Fixed Maturity Securities

In the following sections, we provide details about our fixed maturity securities portfolio, which excludes fixed maturity securities classified as assets supporting experience-rated contractholder liabilities and securities classified as trading.

Fixed Maturity Securities by Industry

The following table sets forth the composition of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2025					December 31, 2024
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$47,351	$816	$2,555	$2	$45,610	$43,697	$470	$3,614	$4	$40,549
Consumer non-cyclical	33,115	684	2,687	6	31,106	31,721	420	3,504	33	28,604
Utility	31,540	797	2,343	23	29,971	28,984	421	2,991	18	26,396
Capital goods	21,277	604	1,029	13	20,839	19,444	242	1,561	37	18,088
Consumer cyclical	12,774	370	462	100	12,582	11,955	198	674	81	11,398
Foreign agencies	1,786	28	123	0	1,691	1,838	26	168	0	1,696
Energy	13,232	335	637	14	12,916	12,310	159	894	19	11,556
Communications	6,579	226	416	22	6,367	6,872	169	568	63	6,410
Basic industry	7,961	224	442	20	7,723	7,651	96	619	0	7,128
Transportation	12,607	398	723	0	12,282	11,783	177	1,002	0	10,958
Technology	6,566	174	285	24	6,431	5,554	84	408	14	5,216
Industrial other	5,099	46	804	4	4,337	4,750	30	881	5	3,894
Total corporate securities	199,887	4,702	12,506	228	191,855	186,559	2,492	16,884	274	171,893
Foreign government(2)	66,092	857	11,780	0	55,169	62,880	1,828	7,801	0	56,907
Residential mortgage-backed(3)	4,120	34	159	0	3,995	2,468	14	214	0	2,268
Asset-backed	16,558	173	39	1	16,691	14,664	201	40	0	14,825
Commercial mortgage-backed	7,041	70	208	0	6,903	6,185	22	344	0	5,863
U.S. Government	22,292	697	4,176	0	18,813	21,451	584	4,499	0	17,536
State & Municipal	5,421	134	507	0	5,048	5,965	129	549	0	5,545
Total fixed maturities, available-for-sale	$321,411	$6,667	$29,375	$229	$298,474	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2025 and December 31, 2024, based on amortized cost, 89% and 90% represent Japanese government bonds held by our Japanese insurance operations, respectively. No other individual country represented more than 6% and more than 5% of the balance as of September 30, 2025 and December 31, 2024, respectively.
(3)As of September 30, 2025 and December 31, 2024, based on amortized cost, 96% and 93% were rated A or higher, respectively.

The decrease in net unrealized losses from December 31, 2024 to September 30, 2025 was primarily due to the net impact of decreases in U.S. interest rates, partially offset by increases in Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	September 30, 2025					December 31, 2024
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$208,147	$3,414	$23,670	$0	$187,891	$195,449	$3,669	$22,081	$0	$177,037
2	94,150	2,661	4,899	0	91,912	87,400	1,287	7,197	0	81,490
Subtotal High or Highest Quality Securities(4)	302,297	6,075	28,569	0	279,803	282,849	4,956	29,278	0	258,527
3	13,155	424	695	0	12,884	11,290	174	856	0	10,608
4	4,082	95	63	20	4,094	3,910	63	131	28	3,814
5	1,407	40	38	82	1,327	1,490	46	46	36	1,454
6	470	33	10	127	366	633	31	20	210	434
Subtotal Other Securities(5) (6)	19,114	592	806	229	18,671	17,323	314	1,053	274	16,310
Total fixed maturities, available-for-sale	$321,411	$6,667	$29,375	$229	$298,474	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of September 30, 2025 and December 31, 2024, $1,159 securities with amortized cost of $7,063 million (fair value, $7,054 million) and 803 securities with amortized cost of $4,147 million (fair value, $3,840 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2025, includes gross unrealized losses of $611 million on public fixed maturities and $195 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2024, includes gross unrealized losses of $625 million on public fixed maturities and $428 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2025, includes $233,446 million of public fixed maturities and $68,851 million of private fixed maturities and, as of December 31, 2024, includes $219,914 million of public fixed maturities and $62,935 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2025, includes $7,600 million of public fixed maturities and $11,514 million of private fixed maturities and, as of December 31, 2024, includes $6,706 million of public fixed maturities and $10,617 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2025, securities considered below investment grade based on low issue composite ratings total $16,039 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	September 30, 2025				December 31, 2024
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,686	$7,729	$5,534	$5,512	$7,548	$7,624	$4,905	$4,735
AA	6,265	6,279	1,499	1,383	4,836	4,863	1,271	1,119
A	1,773	1,790	1	1	1,790	1,795	1	1
BBB	701	712	0	0	363	367	0	0
BB and below	133	181	7	7	127	176	8	8
Total(3)	$16,558	$16,691	$7,041	$6,903	$14,664	$14,825	$6,185	$5,863
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,533	$5,553	$5,811	$5,883
AA	4,684	4,697	3,937	3,970
A	36	36	13	13
BBB	24	25	14	14
BB and below	18	18	11	11
Total(2)(3)	$10,295	$10,329	$9,786	$9,891
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2025 and December 31, 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both September 30, 2025 and December 31, 2024.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
Commercial mortgage and agricultural property loans	$54,765	$53,384
Residential mortgage loans	692	19
Uncollateralized loans	296	595
Other collateralized loans	491	457
Total recorded investment gross of allowance(1)	56,244	54,455
Allowance for credit losses	(415)	(468)
Total commercial mortgage and other loans, net	$55,829	$53,987
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both September 30, 2025 and December 31, 2024.

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

Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with FICO scores typically considered prime or above.

Uncollateralized loans primarily represent corporate loans and unsecured consumer loans.

Other collateralized loans include mezzanine real estate debt investments and consumer loans.

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,590	33.9%	$18,683	35.0%
South Atlantic	9,215	16.8	8,643	16.2
Middle Atlantic	6,534	11.9	6,192	11.6
East North Central	3,667	6.7	3,090	5.8
West South Central	5,053	9.2	5,428	10.2
Mountain	2,856	5.2	2,845	5.3
New England	1,360	2.5	1,205	2.3
West North Central	500	0.9	520	1.0
East South Central	1,249	2.3	1,122	2.1
Subtotal-U.S.	49,024	89.4	47,728	89.5
Europe	3,590	6.6	3,505	6.5
Mexico	913	1.7	913	1.7
Asia	712	1.3	688	1.3
Other	526	1.0	550	1.0
Total commercial mortgage and agricultural property loans	$54,765	100.0%	$53,384	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	September 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,569	28.4%	$15,314	28.7%
Retail	4,760	8.7	4,547	8.5
Office	5,738	10.5	6,587	12.3
Apartments/Multi-Family	16,395	29.9	15,066	28.2
Agricultural properties	6,776	12.4	6,497	12.2
Hospitality	1,490	2.7	1,603	3.0
Self-Storage(1)	1,890	3.5	1,858	3.5
Health Care Senior Living(1)	1,644	3.0	1,635	3.1
Other(1)	503	0.9	277	0.5
Total commercial mortgage and agricultural property loans	$54,765	100.0%	$53,384	100.0%
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

As of September 30, 2025, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.33 times and a weighted-average loan-to-value ratio of 58%. For those commercial mortgage and agricultural property loans that were originated in 2025, the weighted-average debt service coverage ratio was 1.55 times, and the weighted-average loan-to-value ratio was 60%.

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

As of September 30, 2025, 95% of our commercial mortgage, agricultural property and residential mortgage loans were fixed rate loans.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.4 billion and $1.8 billion of such loans as of September 30, 2025 and December 31, 2024, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both September 30, 2025 and December 31, 2024, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2025
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,646	$901	$483	$29,030
60%-69.99%	14,498	827	205	15,530
70%-79.99%	4,568	374	334	5,276
80% or greater	2,948	598	1,383	4,929
Total commercial mortgage and agricultural property loans	$49,660	$2,700	$2,405	$54,765

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	September 30, 2025
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2025	$5,407	9.9%
2024	7,411	13.4
2023	5,473	10.0
2022	4,155	7.6
2021	6,840	12.5
2020	3,102	5.7
2019	5,373	9.8
2018 & Prior	16,789	30.7
Revolving Loans	215	0.4
Total commercial mortgage and agricultural property loans	$54,765	100.0%

Residential Mortgage Loans

Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with FICO scores typically considered prime or above. The primary credit quality indicator is whether a loan is performing or nonperforming. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

All of the loans are currently performing.

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

The current expected credit loss (“CECL”) allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, residential mortgage loans, uncollateralized loans and other collateralized loans.

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

For residential mortgage loans, the CECL calculation pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans.

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolios, as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
Allowance, beginning of year	$468	$372
Addition to (release of) allowance for credit losses	137	207
Write-downs charged against the allowance	(191)	(107)
Other	1	(4)
Allowance, end of period	$415	$468

The allowance for credit losses as of September 30, 2025 decreased in comparison to December 31, 2024 primarily related to write-downs against loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector, partially offset by an increase in loan-specific reserves within the retail sector.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$975	$1,209	$2	$2,182	$903	$1,010	$9	$1,904
Other common stocks	3,769	820	81	4,508	4,728	684	122	5,290
Non-redeemable preferred stocks	71	36	19	88	43	36	19	60
Total equity securities, at fair value	$4,815	$2,065	$102	$6,778	$5,674	$1,730	$150	$7,254

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $314 million and $169 million during the three months ended September 30, 2025 and 2024, respectively, and $355 million and $525 million during the nine months ended September 30, 2025 and 2024, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,885	$7,535
Hedge funds	2,226	2,339
Real estate-related	1,593	1,586
Subtotal equity method	11,704	11,460
Fair value:
Private equity	619	728
Hedge funds	1,197	1,308
Real estate-related	433	423
Subtotal fair value	2,249	2,459
Total LPs/LLCs	13,953	13,919
Real estate held through direct ownership(1)	1,520	1,426
Total alternative assets	15,473	15,345
Credit-like instruments(2)	985	933
Derivative instruments	76	(438)
Other(3)	937	941
Total other invested assets	$17,471	$16,781

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	September 30, 2025	December 31, 2024
	(in millions)
Total alternative assets	$15,473	$15,345
Less: Divested Businesses(4)	(893)	(799)
Less: Interests held by unaffiliated investors(5)	(1,288)	(1,209)
Total alternative assets of operating businesses	$13,292	$13,337
__________
(1)As of September 30, 2025 and December 31, 2024, real estate held through direct ownership had mortgage debt of $228 million and $185 million, respectively.
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
(4)As of September 30, 2025 and December 31, 2024, interests held by Divested Businesses include private equity of $577 million and $520 million, hedge funds of $153 million and $117 million, real estate-related of $159 million and $156 million and real estate held through direct ownership of $4 million and $6 million, respectively.
(5)As of September 30, 2025 and December 31, 2024, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position include real estate held through direct ownership of $819 million and $741 million, hedge funds of $162 million and $177 million and real estate-related of $307 million and $291 million, respectively.

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

	September 30, 2025	December 31, 2024
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$223	$368
Private, available-for-sale, at fair value	286	5
Fixed maturities, trading, at fair value(1)	128	83
Equity securities, at fair value	472	521
Commercial mortgage and other loans, at book value(2)	1,073	469
Other invested assets	3,673	2,774
Short-term investments	2	13
Total investments	$5,857	$4,233
__________
(1)As of September 30, 2025 and December 31, 2024, balances include investments in CLOs with fair value of $132 million and $224 million, respectively.
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

	As of September 30, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$298,983	$9,424	$29,383	$998	$7,048	$628
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	928	0	0	0	0	0
Equity securities	3,720	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	4,648	0	0	0	0	0
Market risk benefit assets	2,252	2,252	0	0	0	0
Fixed maturities, trading	5,055	841	613	19	8,907	1,797
Equity securities	7,250	587	1,544	44	0	0
Commercial mortgage and other loans	1,073	0	0	0	263	263
Other invested assets(3)	3,099	1,010	2	2	18	0
Short-term investments	5,485	20	178	11	7	0
Cash equivalents	9,366	0	293	0	289	0
Reinsurance recoverables and deposit receivables	(51)	0	0	0	541	353
Separate account assets	170,975	239	0	0	0	0
Total assets	$508,135	$14,373	$32,013	$1,074	$17,073	$3,041
Market risk benefit liabilities	$4,771	$4,771	$0	$0	$0	$0
Policyholders’ account balances	17,956	17,956	0	0	0	0
Reinsurance and funds withheld payables	(18)	0	0	0	126	0
Other liabilities(3)	5,462	0	0	0	3	0
Notes issued by consolidated variable interest entities (“VIEs”)	313	313	0	0	0	0
Total liabilities	$28,484	$23,040	$0	$0	$129	$0

	As of December 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$275,210	$6,712	$28,728	$914	$7,632	$551
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	826	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,707	0	0	0	0	0
Market risk benefit assets	2,331	2,331	0	0	0	0
Fixed maturities, trading	4,151	467	647	15	7,732	1,504
Equity securities	7,776	479	1,641	39	0	0
Commercial mortgage and other loans	469	0	0	0	233	233
Other invested assets(3)	2,526	952	2	1	25	0
Short-term investments	8,091	383	460	76	44	2
Cash equivalents	10,144	0	346	0	201	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	924	613
Separate account assets	166,672	232	0	0	0	0
Total assets	$481,002	$11,556	$31,824	$1,045	$16,791	$2,903
Market risk benefit liabilities	$4,455	$4,455	$0	$0	$0	$0
Policyholders’ account balances	12,746	12,746	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	(91)	0
Other liabilities(3)	4,749	1	0	0	2	0
Notes issued by consolidated variable interest entities (“VIEs”)	60	60	0	0	0	0
Total liabilities	$21,983	$17,262	$0	$0	$(89)	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 2.8%, 3.4%, and 17.8%, respectively, as of September 30, 2025, and 2.4%, 3.3%, and 17.3%, respectively, as of December 31, 2024.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,851 million of public fixed maturities as of September 30, 2025, with values primarily based on indicative broker quotes, and approximately $10,837 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2025, the Company had $49.2 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2025	December 31, 2024
	(in millions)
Equity(1)	$35,269	$34,583
Junior subordinated debt (including hybrid securities)	7,595	7,588
Other capital debt	6,374	6,237
Total capital	$49,238	$48,408
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2025, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	781%
Gibraltar Life consolidated(2)	968%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2025:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2025	$1.35	$486	2.2	$250
June 30, 2025	$1.35	$485	2.4	$250
September 30, 2025	$1.35	$481	2.4	$250

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

As of September 30, 2025, Prudential Financial had highly liquid assets with a carrying value totaling $4,772 million, a decrease of $1,492 million from December 31, 2024. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,867 million as of September 30, 2025, a decrease of $774 million from December 31, 2024.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$4,641	$4,095
Dividends and/or returns of capital from subsidiaries(1)	1,532	2,072
Affiliated (borrowings)/loans - (capital activities)(2)	0	702
Capital contributions to subsidiaries(3)	(67)	(162)
Total Business Capital Activity(4)	1,465	2,612
Share repurchases(5)	(746)	(746)
Common Stock dividends(6)	(1,451)	(1,424)
Total Share Repurchases, Dividends and Business Disposition Activity	(2,197)	(2,170)
Proceeds from the issuance of debt(7)	984	1,044
Repayments of debt	(1,008)	(511)
Total Debt Activity	(24)	533
Net interest expense	(944)	(805)
Affiliated (borrowings)/loans - (operating activities)(8)	543	(572)
Tax cash flows(4)	(28)	197
Other corporate cash flows(4)	227	193
Share issuances for employee stock purchases and other(4)	184	265
Total Other Activity	(18)	(722)
Net increase/(decrease) in highly liquid assets	(774)	253
Highly Liquid Assets, end of period	$3,867	$4,348
__________
(1)2025 includes $575 million from international insurance subsidiaries, $500 million from Individual Life insurance captives, $300 million from PICA, $147 million from PGIM subsidiaries, and $10 million from other subsidiaries. 2024 includes $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $650 million from PICA, $568 million from international subsidiaries, $46 million from PGIM subsidiaries and $8 million from other subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2024 includes $502 million from international insurance subsidiaries and $200 million from captive reinsurance subsidiaries.
(3)2025 includes capital contributions of $61 million to other subsidiaries and $6 million to PICA. 2024 includes capital contributions of $74 million to PGIM subsidiaries (which is completely offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), $49 million to other subsidiaries and $39 million to international insurance subsidiaries.
(4)“Total Business Capital Activity” for 2025 includes segment inflows of $1,552 million from U.S. Businesses, $1,020 million from International Businesses, $353 million from PGIM, and outflows of $1,460 million to Corporate and Other operations. 2024 includes segment inflows of $2,954 million from U.S. Businesses, $1,417 million from International Businesses, $332 million from PGIM, and outflows of $2,091 million to Corporate and Other operations. In addition, Corporate and Other operations had net inflows of $383 million and $655 million for 2025 and 2024, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table. In addition, $347 million of PICA's dividend capacity was used to fund the July 2025 maturity of the PICA surplus note.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Includes $243 million and $55 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA in 2025 and 2024, respectively.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2025, Prudential Financial received dividends of $300 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the first quarter of 2025, Prudential Financial received a return of capital of $500 million from a holding company funded by a domestic captive insurance subsidiary.

International insurance subsidiaries. During the first nine months of 2025, Prudential Financial received dividends of $575 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2025, Prudential Financial received dividends of $147 million from PGIM subsidiaries and $10 million from other subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2025
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$7.3	$0.7	$2.5	$10.5	$12.5
Fixed maturity investments(2):
High or highest quality	127.5	26.8	47.5	201.8	180.3
Other than high or highest quality	8.0	2.3	3.0	13.3	12.1
Subtotal	135.5	29.1	50.5	215.1	192.4
Public equity securities, at fair value	1.0	1.5	1.4	3.9	5.4
Total	$143.8	$31.3	$54.4	$229.5	$210.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2025
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$0.7	$4.8	$3.1	$8.6	$7.4
Fixed maturity investments(3):
High or highest quality(4)	26.6	49.9	26.2	102.7	102.6
Other than high or highest quality	0.4	0.4	3.8	4.6	3.6
Subtotal	27.0	50.3	30.0	107.3	106.2
Public equity securities	3.9	0.9	0.4	5.2	4.2
Total	$31.6	$56.0	$33.5	$121.1	$117.8
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2025, $60.8 billion, or 59%, were invested in government or government agency bonds.

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

	Nine Months Ended September 30,
Cash Settlements Received (Paid):	2025	2024
	(in millions)
Internal Hedges(1)	$218	$395
External Hedges(2)	207	(23)
Total Cash Settlements	$425	$372

Assets (Liabilities):	September 30, 2025	December 31, 2024
	(in millions)
Internal Hedges(1)	$747	$968
External Hedges(3)	54	341
Total Assets (Liabilities)(4)	$801	$1,309
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of ($4) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and ($13) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar for the nine months ended September 30, 2025 and 2024, respectively.
(3)Includes non-yen related assets (liabilities) of ($48) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar as of September 30, 2025 and $91 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2024.
(4)As of September 30, 2025, approximately $176 million, $138 million, $152 million and $335 million of the net market values are scheduled to settle in 2025, 2026, 2027, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	September 30, 2025			December 31, 2024
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,124	$2,813	$9,937	$4,779	$2,017	$6,796
Cash collateral for loaned securities	8,228	369	8,597	8,315	1,306	9,621
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$15,352	$3,182	$18,534	$13,094	$3,323	$16,417
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$13,204	$2,630	$15,834	$12,325	$3,220	$15,545
Weighted average maturity, in days(3)	8	1		5	4
__________
(1)The daily average outstanding balance for the three and three and nine months ended September 30, 2025 was $15,146 million and $14,481 million, respectively, for PFI excluding the Closed Block division, and $3,302 million and $3,399 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of September 30, 2025, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $100.8 billion, of which $17.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2025, we believe approximately $14.0 billion of the remaining eligible assets are readily lendable, including approximately $11.6 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.3 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2025, total short-term and long-term debt of the Company on a consolidated basis was $20.2 billion, an increase of $43 million from December 31, 2024. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2025			December 31, 2024
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$849	$874	$25	$496	$521
Current portion of long-term debt	512	0	512	0	347	347
Subtotal	537	849	1,386	25	843	868
General obligation long-term debt:
Senior debt	10,719	0	10,719	10,245	0	10,245
Junior subordinated debt	7,553	42	7,595	8,548	39	8,587
Surplus notes(1)	0	0	0	0	0	0
Subtotal	18,272	42	18,314	18,793	39	18,832
Total general obligations	18,809	891	19,700	18,818	882	19,700
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	0	0	0	85	85
Long-term debt	0	483	483	0	355	355
Total limited and non-recourse borrowings	0	483	483	0	440	440
Total borrowings	$18,809	$1,374	$20,183	$18,818	$1,322	$20,140
__________
(1)Amounts are net of assets under set-off arrangements of $15,412 million and $14,748 million as of September 30, 2025 and December 31, 2024, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $228 million and $185 million as of September 30, 2025 and December 31, 2024, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $255 million as of both September 30, 2025 and December 31, 2024.

As of September 30, 2025, and December 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Prudential Financial’s consolidated borrowings increased $43 million from December 31, 2024. In March 2025, the Company issued $750 million in aggregate principal amount of 5.200% medium-term notes due in March 2035. In May 2025, the company redeemed, in full, $1.0 billion in aggregate principal amount of 5.375% junior subordinated notes due in 2045.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both September 30, 2025 and December 31,2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of September 30, 2025, we also had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of September 30, 2025, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2024, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2025, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2025 through July 31, 2025	802,352	$105.17	791,854
August 1, 2025 through August 31, 2025	799,185	$105.91	786,952
September 1, 2025 through September 30, 2025	805,124	$104.79	795,771
Total	2,406,661		2,374,577	$250,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
PLNJ	Pruco Life Insurance Company of New Jersey

Defined Terms

Allstate	The Allstate Corporation	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Board	Prudential Financial's Board of Directors	Prismic	Prismic Life Holding Company LP
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Prismic Re	Prismic Life Reinsurance, Ltd.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses
AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (former subsidiaries of American International Group, Inc., or AIG), collectively

Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Hartford Financial	Hartford Financial Services Group, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody's	Moody's Investors Service, Inc.	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Morningstar	Morningstar, Inc.	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited

Acronyms

ACL	Allowance for Credit Losses	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AIR	Additional Insurance Reserves	LTC	Long-Term Care
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	MRBs	Market Risk Benefits
ASC	Accounting Standards Codification	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NCFCTI	Net CFC Tested Income
bps	Basis Points	NJDOBI	New Jersey Department of Banking and Insurance
CECL	Current Expected Credit Loss	NPR	Non-Performance Risk
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
CODM	Chief Operating Decision Maker	OTC	Over-The-Counter
DAC	Deferred Policy Acquisition Costs	OTTI	Other-Than-Temporary Impairments
DOL	U.S. Department of Labor	PALAC	Prudential Annuities Life Assurance Corporation
DPL	Deferred Profit Liability	PDI	Prudential Defined Income
DSI	Deferred Sales Inducements	PHJ	Prudential Holdings of Japan, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	POA	Prudential of Argentina
ESR	Economic Solvency Ratio	POT	The Prudential Life Insurance Company of Taiwan Inc.
FANIP	Funding Agreement Notes Issuance Program	PRIAC	Prudential Retirement Insurance and Annuity Company
FASB	Financial Accounting Standards Board	PTE	Prohibited Transaction Class Exemptions
FHLBNY	Federal Home Loan Bank of New York	RAF	Risk Appetite Framework
FLIAC	Fortitude Life Insurance and Annuity Company	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Financing Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To-Be-Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	U.S.	The United States of America
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	URR	Unearned Revenue Reserve
GMWB	Guaranteed Minimum Withdrawal Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
IMR	Interest Maintenance Reserves	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: October 30, 2025