Form 10-K
period 2025-12-31
PRUDENTIAL FINANCIAL INC
filed 2026-02-12
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $37.81 billion and 352 million shares of the Common Stock were outstanding. As of January 31, 2026, 348 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions; and (16) uncertainty regarding the outcome and consequences of the investigation into and remediation of employee misconduct in Japan (see “Management’s Discussion and Analysis—Results of Operations by Segment—International Businesses” for more information). Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I
ITEM 1.    BUSINESS

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a global financial services leader and premier active global investment manager with approximately $1.609 trillion of assets under management as of December 31, 2025, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU.”

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

In September 2023, we, together with Warburg Pincus and a group of institutional investors, launched Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. Through our Corporate and Other operations, we own an approximate 20% equity interest in Prismic Life Holding Company LP (“Prismic”), the Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”). We expect the increased reinsurance capacity that this partnership provides to support our vision of expanding access to investing, insurance, and retirement security for people around the world. See Note 15 to the Consolidated Financial Statements for additional information regarding our transactions with Prismic Re and Prismic Re International.

Our strategy centers on capturing powerful tailwinds, including those at the convergence of global retirement and asset management, to be a global leader in expanding access to investing, insurance, and retirement security. Our business system includes a mix of high-quality protection, retirement and investment management businesses which creates growth potential by capitalizing on long-term, durable trends to provide customers with integrated cross-business solutions, as well as generate capital benefits from a balanced risk profile. We believe that we are well-positioned to meet the needs of customers and tap into significant market opportunities through PGIM, our U.S. Businesses and our International Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

PGIM

PGIM provides a comprehensive array of investment management solutions to institutional investors, retail clients, and our affiliated insurance and retirement businesses.

Investment Asset Classes

Public Fixed Income	Global active asset management capabilities across public fixed income markets that offer liquidity and risk management for investors.
Private Credit and Other Alternatives	Alternatives and private credit solutions across the risk spectrum, including investment grade, high yield, direct lending, mezzanine financing, and secondary transactions in the small and mid-cap markets.
Public Equity	Active fundamental public equity asset management capabilities across an array of growth, value, global and specialty equity strategies.
Real Estate	A broad range of public and private real estate debt and equity strategies as well as private equity investments.
Multi-Asset
Primarily public and private multi-asset class liability-driven investment solutions to institutional clients, including funds or products that invest in more than one asset class, balancing equity and fixed income funds, and target date funds. A range of systematic, customized solutions across equity, multi-asset, and liquid alternative platforms are also offered.

Marketing and Distribution

We distribute products and provide investment management capabilities through third-party client channels to both institutional and retail clients. Our centralized approach to product development, distribution, and marketing provide our clients with innovative investment solutions across our public and private markets capabilities. Our major distribution channels are:

•Institutional—The Institutional Client Group develops relationships with large institutions globally, coordinating with integrated teams across regions and countries that provide specialized support by asset class.
•Retail—Retail and Financial Intermediary Distribution offers actively managed investment solutions, including mutual funds, listed and unlisted closed-end funds, exchange-traded funds (“ETFs”), and separately managed accounts to individual investors, defined contribution plans, and financial intermediaries in the U.S., as well as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) and other investment solutions to financial intermediaries in select countries across Europe, Asia, and Latin America.

In addition to these third-party client channels, PGIM provides investment management services across a broad array of asset classes for the Company’s general account and certain separate accounts of our affiliated insurance and retirement businesses.

Revenues and Profitability

Our revenues primarily come in the form of asset management fees, which are typically calculated based upon a percentage of assets under management. In certain asset management arrangements, we also receive performance-based incentive fees when the return on the managed assets exceeds certain benchmark returns or other performance targets. In addition, we earn revenues from commercial mortgage origination and servicing, along with transaction fees that are primarily related to real estate and private fixed income in connection with the structuring, sale, or purchasing of assets.

Additionally, we hold seed and co-investments in some of our investment products to either (i) seed new products or investment strategies in order to develop a track record prior to obtaining third-party investments, or (ii) co-invest alongside clients in PGIM-managed funds to demonstrate that our interests are aligned with theirs. As a result, we participate in the investment returns from these seed and co-investments.

Our profitability is substantially impacted by macro market movements (e.g., interest rates, credit spreads, and equity market performance), our ability to achieve investment returns above the target benchmarks, and our ability to attract and retain client investments.

Competition

We compete with numerous asset managers and other financial institutions. For our investment management products, we compete based on a number of factors, including investment performance, strategy and process, talent, organizational stability, and client relationships. We offer products across multiple asset classes, with specialized investment teams that employ approaches designed to add value in each product area or asset class. Our organizational stability and robust institutional and retail businesses have helped attract and retain talent critical to delivering investment results for clients. Our private credit and commercial real estate lending businesses compete based on price, terms, execution, and the strength of our relationship with the borrower. Our public fixed income investment capability competes based on our ability to deliver robust investment returns and customized solutions while maintaining operational excellence.

Retirement Strategies

Retirement Strategies serves the retirement needs of both our institutional and individual customers. Our Institutional Retirement Strategies business develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors, both domestically and internationally, primarily within the United Kingdom. Our Individual Retirement Strategies business develops and distributes individual variable and fixed annuity products in the U.S., primarily to mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on innovative product design and risk management strategies.

Products

The primary components of our material product types are described as follows:

Institutional Retirement Strategies
Group Annuities and Other Products
• Pension risk transfers, which include non-participating group annuity insurance and reinsurance contracts issued to pension plan sponsors and intermediaries, under which we assume all investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump-sum at inception. These annuities provide a predictable source of monthly income, generally for the life of the annuitant.
• Guaranteed investment contracts and funding agreements, which contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination.
• Structured settlements, which provide guaranteed periodic tax-free payments to claimants.

International Reinsurance
Longevity reinsurance contracts with counterparties from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties. Premiums for these products are typically paid over the duration of the contract as opposed to a lump sum at inception.

Investment-Only Stable Value Wraps
Investment-only products for use in institutional capital markets and qualified plans, primarily including fee-based wraps through which customer funds are held in a client-owned trust and investment results are passed through to the customer. Obligations are backed by our general account, where we bear some or all the investment and asset-liability management risk.

Individual Retirement Strategies
FlexGuard Suite	Our FlexGuard suite of indexed-variable annuity products offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual provisions, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a return of purchase payment death benefit at no additional charge. Certain products also provide a protected income benefit for an additional fee.
Fixed Annuities
Our single premium annuities offer a range of benefits, including the flexibility to allocate account balances between an index-based strategy and a fixed-rate strategy. The index-based option provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain provisions. The fixed rate option, not associated with an index, offers guaranteed growth at a set interest rate for one year that can be renewed annually. Additionally, certain products offer principal protection, guaranteed withdrawal payments, tax-deferred growth and/or a guaranteed rate of return over an initial rate period.

Variable Annuities
Our actively sold variable annuities provide tax-deferred asset accumulation, annuitization options, and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Sales of our traditional variable annuities were discontinued in 2020.

Marketing and Distribution

Institutional Retirement Strategies. We primarily distribute products through the following channels:
•Pension risk transfer group annuities and longevity reinsurance contracts through actuarial consultants and third-party brokers.
•Investment-only stable value wrap products and guaranteed investment contracts through our internal sales force and third-party intermediaries.
•Structured settlements are offered through third-party specialized brokers.
•Funding agreements mainly through third-party intermediaries.

Individual Retirement Strategies. Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:
•Third-party distribution through broker-dealers, banks, wirehouses, independent financial planners, and marketing organizations; and
•Financial professionals associated with Prudential Advisors, Prudential’s proprietary nationwide advice organization.

Revenues and Profitability

Institutional Retirement Strategies. Our revenues primarily come in the form of premiums associated with insurance and reinsurance contracts and payout annuities, policy charges and fee income based on account values of fee-based stable value and longevity reinsurance products, and investment income from assets supporting customer liabilities and required capital.

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on pricing models that consider the investment environment and our risk, fees, expenses, profitability targets, and assumptions for mortality and potential for early retirement. These assumptions may be less predictable in certain markets.

Individual Retirement Strategies. Our revenues primarily come in the form of investment income from assets supporting customer liabilities and required capital, as well as interest income from collateral posted to counterparties; fee income from asset management fees and service fees, which represent administrative service and distribution fees; and policy charges and fee income representing mortality, expense and other fees for various insurance-related options.

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs, and assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization, and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.

Competition

Institutional Retirement Strategies. We compete with other large, well-established insurance companies, asset managers and diversified financial institutions primarily based on pricing, structuring capabilities, and our ability to offer innovative product solutions and successfully execute large-scale transactions. We are a leader in providing innovative pension risk management solutions to plan sponsors, and we believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.

Individual Retirement Strategies. We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies and private equity firms. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform, and our customer service capabilities. We periodically adjust product offerings, prices, and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

Reinsurance

Institutional Retirement Strategies. We use ceded reinsurance on certain structured settlement contracts and assumed reinsurance as part of our international reinsurance pension risk transfer products. See Note 15 to the Consolidated Financial Statements for additional details regarding the Company’s material reinsurance transactions.

Individual Retirement Strategies. We use ceded reinsurance on certain annuity contracts to (1) reduce market sensitivity and (2) mitigate mortality and longevity risks. We also use assumed reinsurance in connection with our 2006 acquisition of The Allstate Corporation (“Allstate”) variable annuity business and the reinsurance of certain annuity products retained in connection with the sale of Prudential Annuities Life Assurance Corporation (“PALAC”). See Note 15 to the Consolidated Financial Statements for additional details regarding these agreements.

Group Insurance

Group Insurance provides and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank-, and trust-owned life insurance. Additionally, we offer supplemental health solutions including accident, critical illness, and hospital indemnity.

Products

The primary components of our material product types are described as follows:

Group Life Insurance
Life Insurance
•Employer, Employee, and Member Paid coverages for term life, group universal life, and group variable life insurance, as well as accidental death and dismemberment insurance. Certain coverages allow employees to retain their coverage when they change employers or retire, and we offer waiver of premium coverage in the event the insured suffers a qualifying disability.
•Corporate-, Bank-, and Trust-owned coverages in the form of group variable life insurance contracts utilizing separate accounts. These products are typically used by large corporations to fund deferred compensation plans and retiree benefit plans.

Group Disability Insurance & Other
Short-term and Long-term Disability
Provide protection against loss of wages due to illnesses or injury. Benefits are payable after satisfying a waiting period. Short-term disability generally provides weekly benefits for three to six months while long-term disability benefits are typically paid monthly, and generally continue until the insured either returns to work or reaches normal retirement age.

Supplemental Health Solutions	Accident, critical illness and hospital indemnity plans that help offset expenses associated with medical events.

Marketing and Distribution

We primarily distribute our products through a proprietary sales force organized around market segments in conjunction with employee benefit brokers and consultants across the U.S. to institutional employers, professional associations, and affinity groups to enhance employee membership benefit plans.

Revenues and Profitability

Our revenues primarily come in the form of premiums and policy charges for our group life, group disability, and supplemental health products as well as investment income from assets supporting customer liabilities and required capital.

Our profitability is substantially impacted by our ability to appropriately price our products, many of which include multi-year premium rate guarantees. Profitability also depends on the voluntary coverage attachment ratio, which is influenced by future employment and compensation rates. We price our products based on underwriting practices and rating systems that consider company, industry and/or other experience, along with the expected benefit payouts and other costs calculated using assumptions for mortality and morbidity rates, interest rates, and expenses based on specific product features.

While the majority of our premiums are derived from the National Market segment (over 5,000 benefit-eligible employees), we continue to diversify our book through growth of the Premier Market (between 100–5,000 benefit-eligible employees) and Association segments (affinity groups, regardless of size).

Competition

We compete with many large, well-established life and health insurance providers in mature markets. Our primary competitive advantages include brand recognition, financial strength and a diverse range of product offerings that help employers create comprehensive benefits programs that support the well-being of their employees. Additionally, we emphasize customer relationships and overall experience. Employee-paid coverage is important as we implement strategies to control costs and shift benefit decisions and funding to employees who continue to value workplace benefits.

Reinsurance

We use ceded reinsurance on most products to (1) limit losses from large claims, (2) in response to client requests, and (3) for capital management purposes.

Individual Life

Individual Life develops and distributes variable life, universal life, and term life insurance products primarily to U.S. mass middle (households with investable assets in excess of $25,000 or annual income in excess of $50,000), mass affluent (households with investable assets or annual income in excess of $100,000), and affluent (households with investable assets in excess of $250,000) customers with a focus on providing life insurance solutions to protect individuals, families, and businesses, and to support estate and wealth transfer planning.

Products

The primary components of our material product types are described as follows:

Variable Life
Permanent coverage for life with potential to accumulate policy cash value based on underlying investment options.

•Variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.
•Indexed variable life policies provide index-linked investment options (index strategies) in addition to a suite of underlying investment options or a fixed rate option. Index strategies credit interest to the cash value that is linked to, but not an investment in, the performance of an external index, subject to certain provisions.

Universal Life
Permanent coverage for life with the potential to accumulate policy cash value.

•Universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.
•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain provisions.

Term Life
Coverage for a specified number of years with a guaranteed death benefit.

Most of our term life policies offer an income tax-free death benefit and guaranteed premiums that will stay the same during the level-premium period. Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Marketing and Distribution

Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:
•Third-party distribution through independent brokers, banks, wirehouses, general agencies and producer groups;
•Financial professionals associated with Prudential Advisors, Prudential’s proprietary nationwide advice organization; and
•Trusted partnerships, via embedded digital solutions through credit unions, mortgage originators, affinities, and digital marketing affiliates/paid media efforts.

Revenues and Profitability

Our revenues primarily come in the form of premiums in accordance with the terms of the policies, policy charges and fee income from in-force policies and asset-based fees, and investment income from assets supporting customer liabilities and required capital.

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on our assumptions of future mortality and morbidity, policyholder behavior, interest rates and investment returns, expenses, premium payment patterns, performance and cost of ceded reinsurance, separate account fund performance, and product-generated tax deductions.

Competition

We compete with many large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition, and financial strength. We periodically adjust product offerings, prices, and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

Reinsurance

We use ceded reinsurance across a range of products to (1) reduce market sensitivity and (2) mitigate mortality risk. In 2024, we executed two separate transactions to reinsure a significant portion of our in-force guaranteed universal life block of business. We also use assumed reinsurance in connection with our 2013 acquisition of The Hartford’s individual life insurance business. See Note 15 to the Consolidated Financial Statements for additional details regarding these agreements.

International Businesses

International Businesses develops and distributes life insurance, retirement products, investment products, and certain accident and health products with fixed benefits to affluent, mass affluent, and broad middle income customers predominantly in Japan, Brazil, and Mexico, as well as through joint ventures in Chile, China, India, and Indonesia, and through strategic investments in Ghana and South Africa.

Products

The primary components of our material product types are described as follows:

Life Insurance Protection	Traditional whole life products that provide either level or increasing coverage, and that offer limited or lifetime premium payment options; term insurance products that provide coverage for a specified time period; and protection-oriented variable life products. In Brazil, we also offer Life & Health products that provide combined death and in-life benefits, such as for disability and terminal or serious illness.
Retirement
Retirement income products that combine term-life protection with a lifetime income stream that commences at a predefined age; savings-oriented variable life products that provide a non-guaranteed return linked to an underlying investment portfolio of equity and fixed income funds selected by the customer; and endowments that provide payment of the face amount on the earlier of death or policy maturity.

Investment Contracts
Single-pay products sold predominantly in Japan where credited interest rates are guaranteed for a specified period of time and impose a market value adjustment if the contract is not held to maturity; and variable and indexed annuities that provide a non-guaranteed return or a return based on a selected index with performance subject to certain provisions.

Accident and Health
Products that provide benefits to cover accidental death and dismemberment, hospitalization, surgeries, as well as costs of cancer and other dread diseases often sold as supplementary riders and not as stand-alone products. Also includes waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

Marketing and Distribution

Our marketing and distribution efforts are conducted through the following proprietary agent models and third-party channels:

•Proprietary agent models:
◦Life Planners—focus on selling protection-oriented life insurance products to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. The Life Planner model is anchored in quality, with a strong emphasis on recruiting and retaining top talent committed to exceptional service.
◦Life Consultants—focus on primarily selling individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups.

•Third-party channels:
◦Bank Distribution Channel—In Japan, we primarily sell life insurance products with savings features, premature death protection, and estate planning benefits, as well as investment and annuity products. We have relationships with Japan’s major banks, as well as many regional banks, and continue to explore opportunities to expand our distribution capabilities through this channel. In Brazil, our primary focus is on whole life products with riders that provide additional coverage options and flexibility. These products are distributed through strategic partnerships with Brazil’s leading banks.
◦Independent Agency Distribution Channel—sells protection products and retirement-oriented high cash value products through the corporate market, as well as protection and investment products through the individual market. Our aim is to maintain a diverse mix of independent agency relationships across both individual and corporate markets.

In February 2026, in conjunction with its previously announced internal investigation into employee misconduct in Japan, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period, commencing February 9, 2026. See “—Litigation and Regulatory Matters—Regulatory” within Note 25 to the Consolidated Financial Statements and “Management’s Discussion and Analysis—Results of Operations by Segment—International Businesses” for additional information.

Revenues and Profitability

Our revenues primarily come in the form of premiums in accordance with the terms of the policies, policy charges and fee income from in-force policies and asset-based fees, and investment income from assets supporting customer liabilities and required capital.

Our profitability is substantially impacted by our ability to appropriately price our products. Sales and surrenders of non-yen denominated products in Japan can be sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in their respective countries.

We price our products based on local regulation, which is generally more restrictive than U.S. insurance regulation for product offerings, pricing, and structure. Each international insurance operation has its own underwriting department that employs variations of U.S. practices in underwriting individual policy risks. To the extent permitted by local regulation, we base premiums and policy charges for our products on expected death and morbidity benefits, surrender benefits, expenses, required reserves, interest rates, investment returns, policy persistency, and premium payment patterns. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

We also price our products based on achieving a targeted rate of return for each operation while taking into account the country-specific costs of capital, risks, and competitive environment. The profitability of our products is impacted by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Changes in local tax laws may also affect profitability.

Competition

The life insurance market in Japan is mature and pricing is competitive. Demographic trends in Japan suggest an increasing opportunity for product innovation, such as introducing products that allow for savings and income, as well as offering differentiated health products with value added services as a growing portion of the population prepares for retirement. The ability to sell through multiple and complementary distribution channels is also a competitive advantage; however, competition for sales personnel, as well as access to third-party distribution channels, is intense.

The life insurance market in Brazil continues to grow steadily, driven by rising middle-class income and increasing demand for protection and retirement solutions. The competitive landscape is shaped by major insurers, bancassurance channels, and rapidly emerging digital players. Our strategy focuses on expanding through our proprietary life planner model and delivering a differentiated, high-touch sales experience, while continuing to strengthen partnerships with leading banks and other third-party distributors.

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

Reinsurance

We use ceded reinsurance to (1) mitigate mortality and morbidity risk for certain products and (2) for capital management purposes.

Corporate and Other

Includes corporate operations and initiatives that are not allocated to our business segments, certain businesses whose financial results and operations are not considered significant, and businesses that have been or will be divested or placed in wind-down status, except for the Closed Block. Results of the Closed Block, along with certain related assets and liabilities, are reported separately from the Divested and Run-off Businesses included in Corporate and Other.

Corporate Operations and Initiatives—Consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, primarily including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) certain funding agreement issuances used in a spread lending capacity; (12) the consolidation of certain entities, including investment funds managed by our PGIM business, where the Company’s segments have collectively obtained controlling financial interest; (13) Prudential Advisors, Prudential’s proprietary nationwide advice organization; (14) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured with Prismic Re via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (15) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

Closed Block Division

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in-force participating products were segregated, together with assets to be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. No policies sold after demutualization have been added to the Closed Block, and its in-force business is expected to decline as we pay policyholder benefits in full. Each year, the Board of Directors of PICA determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains and losses, mortality experience and other factors. See Note 16 to the Consolidated Financial Statements for additional details regarding the Closed Block division.

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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
PGIM	Higher compensation expense(1)	Lower compensation expense	Lower compensation expense	Lower compensation expense
Group Insurance	Lowest underwriting gains	Higher underwriting gains	Higher underwriting gains
Individual Life	Lowest underwriting gains	Higher underwriting gains	Highest underwriting gains	Lower underwriting gains
International Businesses	Highest premiums	Lower premiums	Lower premiums	Lowest premiums
Corporate & Other	Higher compensation expense(1)	Lower expenses	Lower expenses	Higher expenses
All Businesses		Impact of annual assumption updates(2)		Higher expenses(3)
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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks applicable to our businesses. We cannot predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

The primary regulatory frameworks applicable to the Company are described further below.

U.S. Insurance Operations

Insurance Holding Company Regulation

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona and Indiana, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system, including an assessment of the group’s risk management and current and future solvency position. Generally, all transactions among affiliates, including an insurer in the holding company system, must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department. In addition, most states, including the states where our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company.

The New Jersey Department of Banking and Insurance (“NJDOBI”) acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk through, among other things, periodic examinations of the books and records, financial reporting, policy filings and market conduct. In accordance with this authority, NJDOBI receives information about the Company’s operations beyond those of its New Jersey domiciled insurance subsidiaries. The National Association of Insurance Commissioners (“NAIC”) has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks.

State Insurance Regulation

State insurance laws regulate every aspect of our U.S. insurance operations. The insurance departments of all fifty states, the District of Columbia, and various U.S. territories and possessions oversee our activities. PICA is domiciled in New Jersey, with its primary regulatory authority being NJDOBI. Our other U.S. insurance companies are regulated principally by the insurance departments of their respective domicile states. Typically, insurance products require approval from state regulators in the jurisdiction where they are marketed.

State insurance authorities possess broad administrative powers concerning all aspects of insurance business, including, among other things: (1) licensing for business operations; (2) agent licensing; (3) asset admittance to statutory surplus; (4) regulation of premium rates for specific products; (5) policy form approvals; (6) oversight of unfair trade and claims practices; (7) establishment of reserve requirements and solvency standards; (8) determination of maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulation of permissible investments by type, amount, and valuation; and (10) oversight of reinsurance transactions, including captive reinsurers.

Insurance laws and regulations, including the NAIC’s Insurance Holding Company Act Model #440, mandate that our U.S. insurers submit financial statements to domestic regulators pursuant to prescribed accounting practices and procedures. The operations and accounts of our insurance companies are subject to examination at any time by the domiciliary department. Under Model #440, most other states defer to the primary domestic supervisor for financial reporting and oversight, provided the supervisor’s state maintains accreditation.

Surplus and Capital

Insurers are required to sustain capital and surplus at or above the minimum thresholds prescribed by their respective jurisdictions. Regulatory authorities retain the discretionary power to restrict or suspend an insurer’s ability to offer policies if these requirements are not satisfied, or if continued operations are deemed potentially detrimental to policyholders.

Dividend Restrictions. State insurance laws generally limit the dividends and distributions an insurance subsidiary can pay its parent and restrict dealings with affiliates. Regulatory approval is required for dividends or affiliate transactions above set thresholds.

Risk-Based Capital. The majority of our U.S. insurance subsidiaries are governed by RBC requirements. RBC is calculated annually using a comprehensive formula that incorporates asset, premium, claim, expense, and statutory reserve factors, taking into account asset, insurance, interest rate, market, and business risk attributes.

Investments. U.S. state insurance laws restrict our subsidiaries' investments in certain assets and require portfolio diversification. Investments exceeding these limits are excluded from surplus calculations, and non-qualifying assets may need to be divested. Non-U.S. insurance subsidiaries also face investment regulations.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance, variable annuity and mutual fund products generally are considered “securities” and therefore may be required to be registered and subject to regulation and reporting requirements under federal and/or state securities laws. Federal and state securities regulation may affect investment advice, sales and related activities with respect to these products.

Insurance Guaranty Association Assessments

Our U.S. and international insurance operations are subject to laws requiring insurers to be members and pay assessments covering certain obligations of insolvent insurers, typically based on each insurer’s share of business within the relevant jurisdiction. For our U.S. insurance operations, we paid $10 million, $71 million, and $0.7 million in assessments for 2025, 2024, and 2023, respectively, and we have established an estimated $5 million reserve as of December 31, 2025, for future assessments related to insurance companies currently subject to insolvency proceedings. For our Japan insurance operations, there were no payments made for 2025, 2024 or 2023.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a federal law regulating U.S. employee benefit plans sponsored by private employers and unions, covering pensions, profit-sharing, and welfare plans like health, life, and disability insurance. Certain provisions are also applicable to Individual Retirement Accounts (“IRAs”). ERISA sets rules for reporting and fiduciary conduct, and bans certain transactions, with civil and criminal penalties for violations. We offer services to ERISA plans and IRAs through our insurance, investment management and retirements businesses, including when acting as fiduciaries, and therefore we must comply with these rules, which can restrict business transactions with such plans and IRAs. Some services we provide rely on prohibited transaction exemptions such as the Qualified Professional Asset Manager (“QPAM”) exemption. Loss of QPAM status or disqualification under other applicable exemptions—due to criminal convictions or non-prosecution or deferred prosecution agreements—could negatively affect our investment management and Prudential Advisors business.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) and Japanese Financial Services Agency (“FSA”) Standard of Care regulations. Under certain circumstances and subject to certain conditions, these rules and standards of care may require us to act in our retail customers’ best interests and/or without placing our financial interest ahead of our customers’ interests. Complying with these rules and standards of care has resulted in and may continue to cause increased compliance costs.

U.S. Investment and Retirement Products and Investment Management Operations

Our retirement and investment products and services are subject to federal and state securities and fiduciary laws, ERISA, and other laws and regulations. The SEC, the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), National Futures Association (“NFA”), state securities commissions, state banking and insurance departments, DOL and the Department of the Treasury are the principal U.S. regulators that regulate our U.S. retirement and investment management operations. In some cases, our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

Some of the separate account, registered fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and are subject to federal and state regulation. In addition, we have subsidiaries that are investment advisers registered under the Investment Advisers Act of 1940, as amended. Our employees, as well as third-party advisors and licensed sales professionals within Prudential Advisors, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals.

We are also subject to the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act, together with SECURE 2.0 (collectively, the “SECURE Act”), designed to broaden retirement plan access and savings. The SECURE Act makes pooled employer plans easier for small businesses, mandates coverage for long-term part-time workers, raises auto-enrollment caps, increases the minimum withdrawal age, removes IRA contribution age limits, and streamlines options for guaranteed lifetime income through annuity provider provisions.

U.S. Securities and Commodity Operations

We have subsidiaries that are broker-dealers or investment advisers. The SEC, the CFTC, state securities authorities, FINRA, the NFA, the Municipal Securities Rulemaking Board, and similar authorities are, as applicable, the principal regulators of these subsidiaries.

Our broker-dealer and commodities affiliates, regulated by organizations like FINRA and the NFA, must comply with rules on sales methods, trading practices, investment suitability, customer asset protection, capital adequacy, recordkeeping, and conduct. State and federal agencies, as well as self-regulatory bodies, oversee these activities and can impose penalties such as fines, suspensions, or other restrictions. Additionally, our U.S. broker-dealer subsidiaries are subject to federal net capital requirements that may limit their dividend payments to Prudential Financial.

International Insurance Operations

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate. Our insurance operations in Japan are regulated by the FSA. Our Bermuda entities, including Gibraltar Reinsurance Company Ltd. and Lotus Reinsurance Company Ltd., as well as Prismic, in which Prudential has a significant equity interest, are regulated by the Bermuda Monetary Authority (the “BMA”). In addition to Japan and Bermuda, we operate insurance companies in Brazil and Mexico, and have insurance operations in China, India and Indonesia through joint ventures. We also have strategic investments in insurance operations in Ghana, Kenya and South Africa. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy (similar to the RBC ratios employed by U.S. insurance regulators); (8) insurance reserves; (9) privacy; and (10) anti-money laundering and financial crimes, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Regulators employ methods such as periodic audits of insurance company books and records, financial reporting obligations, market conduct examinations, and policy submission requirements to oversee our international insurance operations. Finally, insurance regulatory authorities in certain jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of the insurance companies organized under their laws.

Our Japan insurance operations are currently subject to a market-based capital standard called the Economic Solvency Ratio (“ESR”), which became effective in April 2025, with disclosure under the new framework required in 2026.

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

Derivatives Regulation

Prudential Financial and our subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established a framework for regulation by both the SEC and the CFTC of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between our subsidiaries are generally exempt from most of these requirements.

Privacy, Data Protection and Cybersecurity Regulation

We are subject to U.S. federal and state laws, regulations, and directives that require (1) financial institutions and other businesses to protect the confidentiality, integrity, and availability of personal, proprietary, and other non-public information, including intellectual property, health-related and customer information; and (2) disclosure to customers and other appropriate individuals regarding the collection, disclosure and use of such information. We are also required to comply with international privacy laws, regulations and directives, including those affecting data privacy and protection and cross-border data transfers. Some countries mandate local data processing or storage, which may increase costs and affect operational efficiency and how products and services are offered in those countries. Generally, these U.S. and international laws, regulations and directives may require:
•protecting sensitive personal information, such as national identifier numbers (e.g., social security numbers) or racial or ethnic origin, from unauthorized use or disclosure;
•providing individuals with certain rights over their personal information, such as the right to access, correct, or delete their personal information;
•notifying affected individuals, regulators and others if there is a breach of the confidentiality, integrity, or availability of certain personal or confidential information;
•implementing programs to detect, prevent, and mitigate identity theft;
•identification of permissible uses for personal information, such as customer information and consumer report information and permissible telemarketing calls, e-mails, texts, and other consumers and customers communications;
•oversight of third parties that have access to, and handle, personal or confidential information;

Regulatory and legislative activity in the areas of privacy, data protection, and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the EU’s General Data Protection Regulation (“GDPR”) and UK’s Data Protection Act of 2018, as amended by the Data (Use and Access) Act of 2025, impose stringent rules and penalties. GDPR applies to any Prudential unit handling EU personal data. Other countries, such as Brazil, India, Japan, Argentina, and China, have adopted or are considering similar laws. In the U.S., new privacy laws are frequently proposed, including recent amendments to the Gramm-Leach-Bliley Act. The California Consumer Privacy Act and the California Privacy Rights Act grant broad rights and create strict obligations, with other states introducing similar laws and more expected nationwide and globally.

The NAIC Insurance Data Security Model Law, which has been adopted by more than 20 states, requires insurers to implement robust cybersecurity measures. In 2023, the NAIC released updated model privacy legislation, which states started adopting in 2024. New York, for example, has expanded its regulation, creating additional requirements. These laws increase compliance demands, noncompliance risks, and the potential for enforcement and reputational risk.

For additional information regarding our cybersecurity risk management and governance, see “Item 1C. Cybersecurity.”

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and our use of AI may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

In addition, certain states, including California, and the NAIC, require us to publicly report information about the Company’s greenhouse gas emissions and climate-related risks and opportunities.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 25 to the Consolidated Financial Statements.

Taxation

We are subject to income, premium, employment, excise, sales and other taxes related to both our U.S. and international operations. In addition, the life insurance, annuity, retirement and investment products we sell are subject to income and other taxes. Changes in the tax laws in the U.S. and internationally could adversely impact our tax position, make our products less attractive to customers, and/or adversely impact the profitability of such products. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 17 to the Consolidated Financial Statements for a description of the Company’s tax position and the impact of certain tax regulation.

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

Human Capital Resources

As of December 31, 2025, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)	Full-time Equivalent Positions(2)
U.S.	13,879	13,687
Non-U.S.	22,945	22,920
Total	36,824	36,607
__________
(1)Excludes independent contractors and other individuals classified as non-employees in their respective jurisdictions.
(2)Represents the total number of full-time equivalent positions and does not reflect the total number of individual employees as some work part-time.

Prudential’s Board of Directors, including its Corporate Governance and Business Ethics Committee, has oversight responsibility for our human capital resources, inclusive practices, and corporate culture. Human capital is discussed by management at every Board meeting and, at least once per year, the Board devotes time to discuss human capital at each business and functional leadership level across the Company.

Attracting Employees

Prudential is focused on attracting top-tier talent. We invest in cultivating a robust talent pipeline with diverse experiences, backgrounds, and skills to pursue our business goals by collaborating with external partners, utilizing innovative candidate sourcing tools, and enhancing our brand presence at industry events and conferences. Our recruitment process is designed to emphasize aligned skills and meritocratic principles, so we can position qualified talent in roles that best advance our organizational goals.

Developing Employees

We believe that our success is linked with the success of our employees. When they have the development tools and support they need to do their best work, the Company benefits. The talent practices and platforms we utilize have been designed to ensure all employees have the resources necessary to enhance their skills. Available resources include, among other things, on-demand learning content, coaching circles, and live learning events. Eligible U.S. employees are also required to participate in a suite of training courses on critical topics including, among other things, our code of conduct, security and safety, social media standards, and digital communication.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee survey, known as the “EQ Survey.” The EQ Survey solicits feedback on employee experiences related to Company culture, opportunities for growth and meaningful work, and the clarity, support, and collaboration provided by managers and teams. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2025, 91% of our eligible global employees responded to the EQ Survey.

Prudential’s annual turnover rate among its U.S. workforce (including voluntary and involuntary terminations) in 2025 was 10.3%. Voluntary turnover among Prudential’s U.S. workforce was 5.1%. In 2025, Prudential filled approximately 1,600 positions in the United States and 32% of those positions were filled internally.

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

Available Information

Prudential Financial files periodic and current reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information may be obtained through the SEC’s website (www.sec.gov).

You may also access our press releases, financial information, and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those Forms) online at www.investor.prudential.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Information About Our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 12, 2026, were as follows:

Name	Age	Title	Other Public Directorships
Andrew F. Sullivan	55	President and Chief Executive Officer	None
Ann M. Kappler	67	Executive Vice President, General Counsel and Head of Corporate Affairs	None
Yanela C. Frias	53	Executive Vice President and Chief Financial Officer	None
Jacques P. Chappuis	56	President and Chief Executive Officer, PGIM	None
Phil Waldeck	64	Executive Vice President and Head of U.S. Businesses	None
Vicki A. Walia	45	Executive Vice President and Chief People Officer	None
Scott E. Case	55	Executive Vice President and Head of Global Technology and Operations	None
Timothy L. Schmidt	67	Senior Vice President and Chief Investment Officer	None

Biographical information about Prudential Financial’s executive officers is as follows:

Andrew F. Sullivan was elected President, Chief Executive Officer and Director of Prudential Financial and PICA in March 2025. Prior to assuming his current role, he served as Executive Vice President and Head of International Businesses and Global Investment Management from January 2023 to March 2025. Before that, he served as Executive Vice President and Head of U.S. Businesses from December 2019 to December 2022. He also served as CEO of Prudential’s Workplace Solutions Group, which consisted of Prudential Retirement and Prudential Group Insurance. Prior to joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

Ann M. Kappler was elected Executive Vice President and General Counsel for Prudential Financial and PICA in September 2020, and was named the Company’s Head of Corporate Affairs in March 2025. Previously, she served as Senior Vice President, Deputy General Counsel and Head of External Affairs from 2015 to 2020. She had served in various supervisory positions since 2009, including Deputy General Counsel and Head of External Affairs from 2014 to 2015, Chief Legal Officer for Litigation and Regulation from 2012 to 2014, and Chief Legal Officer for Corporate Services from 2009 to 2012. Prior to joining Prudential in 2009, she was a Partner at Wilmer Cutler Pickering Hale and Dorr, General Counsel at Fannie Mae, and a Litigation Partner at Jenner & Block. She started her career as a Judicial Law Clerk at the U.S. Supreme Court and the U.S. Court of Appeals, D.C. Circuit.

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

Jacques P. Chappuis was elected President and Chief Executive Officer of PGIM in March 2025. Prior to joining Prudential, he served as the co-head of Morgan Stanley Investment Management and as a member of the Morgan Stanley Management Committee. From 2016 to 2023, he was global head of Distribution and co-head of the Solutions and Multi-Asset Group for MSIM. He also served as head of Investment Solutions at The Carlyle Group from 2013 to 2016 and, prior to that, held senior leadership roles in Morgan Stanley’s Investment Management and Wealth Management businesses. Prior to Morgan Stanley, he was head of alternative investments for Citigroup’s Global Wealth Management Group and earlier a managing director at Citigroup Alternative Investments. He was also a consultant at the Boston Consulting Group and an investment banker at Bankers Trust Company.

Phil Waldeck was elected Executive Vice President and Head of U.S. Businesses for Prudential Financial and PICA in February 2026. Prior to this role, he served as head of Multi-Asset and Quantitative Solutions at PGIM from October 2021 to February 2026. Previously, he was Senior Vice President and Chief Transformation Officer for Prudential Financial from February 2020 to October 2021. Earlier, he served as Chief Executive Officer of Prudential’s Workplace Solutions Group and, prior to that, as President of Prudential’s Retirement group. Prior to joining Prudential in 2004, he was Senior Vice President in Cigna’s retirement business.

Vicki A. Walia was elected Executive Vice President and Chief People Officer of Prudential Financial and PICA in March 2025. Prior to this role, she served as head of Human Resources for the U.S. businesses and PGIM from April 2022 to March 2025. Previously, she was Chief Talent and Capability Officer from 2018 to 2022. Prior to joining Prudential in 2018, she was head of People at Moody’s Analytics. From 2007 to 2017, she held a number of senior leadership roles at AllianceBernstein, cumulating as head of Digital Strategy and Innovation. She began her career at Development Dimensions International.

Scott E. Case was elected Executive Vice President and Head of Global Technology and Operations for Prudential Financial and PICA in November 2024. Prior to joining Prudential, he served as Chief Information Officer at Truist from 2019 to 2024. Prior to Truist, he was Chief Technology Officer at SunTrust for the company’s consumer segment. He also held various positions at John Hancock, First Union National Bank, and Bank of America.

Timothy L. Schmidt was elected Senior Vice President and Chief Investment Officer of Prudential Financial and PICA in December 2018. He chairs the Senior Asset Liability Committee and serves as Prudential’s representative to the Institute of International Finance’s Committee on Asset and Investment Management. Previously, he served as Head of Global Portfolio Management for Prudential from 2012 to 2018 and, prior to that, he was responsible for the overall asset/liability management for Prudential’s Retirement and Group Insurance businesses. Prior to joining Prudential in 2010, he was Chief Financial Officer for MetLife’s Individual Business and had headed MetLife’s Wealth Strategy Group. Earlier in his 25-year tenure at MetLife, he held various positions in the investment organization, including Head of MetLife’s Portfolio Management Unit, as well as its Structured Finance and Government Securities unit.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risks. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past but are provided because future occurrences of such factors, events, or contingencies could have a material adverse impact on our results of operations and financial condition. Additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

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

We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, structured finance, equity securities and alternative assets including private equity, hedge funds and real estate. For a discussion of our general account investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments.” We are also exposed to investment risk through a potential counterparty default.

Investment risk may result from (1) economic conditions, (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace, (3) volatility, (4) credit spread changes, (5) benchmark interest rate changes, (6) changes in foreign currency exchange rates and (7) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions, which could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 6 to the Consolidated Financial Statements.

Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under the regulatory frameworks we are subject to, potentially limiting our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, capital and our ability to appropriately match our liabilities and meet future obligations.

The Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives and reinsurance treaties), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance may also be used to further strategic goals of the Company by facilitating the transfer of risk of a block of liabilities if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers, and insurance and reinsurance companies. In the event of a counterparty deterioration or default, we may incur replacement costs necessary to reallocate the transaction to a new counterparty. Also, bespoke transactions (e.g., strategic and asset intensive reinsurance) entail less liquid investments and are typically difficult to hedge, possibly requiring us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. The magnitude of the losses (e.g., replacement costs) will depend on current market conditions, the complexity of the transaction, and the time required to restructure or replace the transaction. Losses will likely be higher under stressed conditions.

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, and these investments have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

Insurance Risk

We have significant liabilities for policyholders’ benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions.

We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviate significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities.”

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from our expectations as the result of drivers such as pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the higher than expected level of claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
•Mortality trend is the risk that mortality improvements in the future deviate from our expectations. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, pension risk transfer and long-term care, may experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition, and economically the impact can be long term as the excess outflow is paid over time.
•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

We manage mortality risk primarily through our underwriting practices. We use a variety of other strategies to further manage our mortality risks, including the use of reinsurance, derivative instruments and diversification of our product portfolio. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual mortality experience emerges and on future changes in the level of premiums we pay to reinsurers.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence, utilization or continuation experience deviates adversely from our expectations. Morbidity risk is a biometric risk that can manifest in the following ways:

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

In each case, an increase in claims, or an increase in reserves due to revised morbidity assumptions can have an immediate adverse impact on our results of operations and financial condition, and the economic impact can be long-term as the morbidity claims are paid.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from our expectations. Policyholder behavior risk can manifest in the following ways:

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from our expectations. For example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also affect our earnings and capital through its impact on estimated future profits.
•Policyholder behavior (long-term) risk is the risk that the behavior of our customers or policyholders deviates adversely from our expectations over the long-term. This risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan utilization, and premium payment rates for contracts with flexible premiums. Policyholder behavior is driven by factors outside of our control, including macro factors such as market movements, as well as by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor-owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition, and the economic impact can be long-term as the excess outflow is paid.

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

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on market conditions. Market conditions resulting in reductions in the value of assets we manage have an adverse effect on the revenues and profitability of our investment management business, which depends on fees related primarily to the value of assets under management, and could decrease the value of our strategic investments.

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

Our insurance and annuity products and certain of our investment products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments as well as invested assets of other entities and operations. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. For example, some product liabilities generate long-term cash flows (i.e., 30 years or more), resulting in significant interest rate risk, since these cash flows cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.

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

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities. The portfolio’s key rate duration profile is designed to be approximately equal to that of our liability and surplus benchmark; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.

Our significant business operations outside the U.S. subject us to foreign exchange risk, which is the risk of loss arising from assets that are invested in a different currency than the related liability, as well as the unhedged portion of the Company’s earnings from, and capital supporting, operations in a foreign currency. As a U.S.-based company with significant business operations outside of the U.S., particularly in Japan, we are exposed to foreign currency exchange rate risk related to these operations, as well as in our investment portfolio. This is because, for financial reporting purposes, income and expenses are reported in local currency and translated into the U.S. dollar at the applicable currency exchange rate for inclusion in our financial statements. Therefore, if the U.S. dollar strengthens against other currencies such as the Japanese yen, our revenues reported in U.S. dollars would decline, even if there was no corresponding reduction in the health of our business. Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flows, as well as increase the volatility of our results of operations under U.S. GAAP. In the short-term, solvency margins in our Japan businesses can also be impacted by fluctuations in exchange rates.

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

There can be no assurance that our hedging and other strategies will effectively mitigate foreign exchange risk. For a discussion of our hedging program and the impact of foreign currency exchange rates on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—External and Economic Factors—Impact of Foreign Currency Exchange Rates.”

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life and international insurance products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position. Certain of our products, particularly our variable annuity products and to a lesser extent certain international insurance products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position. Certain of our products, particularly our variable annuity and variable life products, include minimum death benefits or “no-lapse guarantees” that guarantee a death benefit as long as the “no-lapse guarantee” premium is paid. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. Hedging and risk management strategies, including product features, that we use to mitigate these risks may not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held on our balance sheet, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in “Realized investment gains (losses), net” on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded primarily in “Accumulated other comprehensive income.”

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

Operational Risk

Operational Risk Types

The types of operational risks that may impact the Company include, among others, the following:

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

Potential Impacts

The potential adverse impacts to our business, results of operations, financial condition or liquidity due to such operational risks include, among others, the following:

•Financial losses: The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.
•Client service impacts: The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised, including as a result of a cyber-attack involving malware and/or a virus.
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
•Cyber-attacks, both systemic (e.g., affecting the internet, cloud services, and/or other financial services industry infrastructure) and targeted (e.g., failures in or breach of our systems or that of third-parties on whom we rely), such as the cybersecurity incident we experienced and disclosed in February 2024;

•Insider threats;
•Physical infrastructure outages; and
•Workforce unavailability resulting from any of the above events, among others.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, have and may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control, including cyber-attacks, denial of service, viruses or other malicious activities, power outages, hardware or software malfunctions, defects or degradation, lack of proper maintenance, human error or misuse, and similar events.

Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries, and vendors and other third parties to which we outsource the provision of services or business operations.

We, or third parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector, and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, including advances in artificial intelligence (“AI”), our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:

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
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or intentionally circumvent controls or safeguards for unauthorized purposes. Our adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.

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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of AI, increase our information security risks and exposure.
•Costs and security risks associated with maintaining, upgrading, or replacing our information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources to these activities.
•Planned system upgrades may not be successful or operate as intended, may take longer than anticipated, may exceed their budget, or create or exacerbate previously unknown security vulnerabilities.

The development and adoption of AI, including generative AI and agentic AI, and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI may be misused by us or by such third parties, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Such risks are increased by the relative newness of the technology, the speed at which it is being adopted, and the developing and evolving laws, regulations or standards governing its use. See “Business — Regulation — Artificial Intelligence” for a discussion of the applicable laws and regulations relating to the use of AI. Misuse of AI or external data, failure to comply with regulatory requirements, or conflicting interpretations of requirements could expose us to legal or regulatory risk, subject us to adverse regulatory examinations or audits, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI more quickly or more effectively than we do, which could cause competitive harm. Because AI technology is so new, some of the potential risks of AI are currently unknowable; however, specific risks relating to AI could include, among others:

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
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media has been and could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated, long-term and persistent phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

The risks identified above could be exacerbated by agentic AI, which, acting without supervision, could take actions harmful to the Company or our customers.

We, or third parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach as described above, or that such events occurring at third parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things, the compromise of personal and confidential information, including sensitive health information, of our employees, customers and other stakeholders.

Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of personal and confidential information. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We have incurred and could incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Compromise or perceived compromise of the security of our systems or data or of that of one of our vendors has damaged and could damage our reputation, cause the deterioration or termination of relationships with, among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, any or all of which would harm our business, operating results and financial condition. We have also incurred and could incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

Third parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This reliance presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties fail to operate in accordance with our specifications and expectations. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. For example, see “Business—Regulation—ERISA.” In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

The manner in which our products are distributed, including by affiliate and third-party distributors of our products, presents added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions. The third-party distributing firms are rarely dedicated to us exclusively and may recommend and/or market products of our competitors. Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate captive sales agents or third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, under applicable regulations and guidance, product manufacturers retain significant sales practices accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and many of these rules are routinely revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling financial services products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus for our regulators. Regulatory investigations and examinations have resulted in enforcement actions against us and companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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

Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan are derived through major Japanese banks and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.

See Note 25 to the Consolidated Financial Statements and Item 7. “Management Discussion and Analysis” for additional information regarding instances of employee misconduct in Japan.

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

In addition, other risks may become strategic risks. For example, we have considered and must continue to consider the impact of the interest rate environment on new product development and continued sales of interest sensitive products. Our strategic initiatives may fail to achieve their intended results, due to inadequate execution, incorrect assumptions, global or regional economic conditions, competition, changes in the industries in which we operate or other reasons.

Actions by governments could adversely affect the value and long-term growth prospects of our businesses, particularly in emerging markets. For example, pension system reforms being proposed in some jurisdictions (including Chile, Colombia and Peru) may limit the role of private companies, fundamentally changing our business in these markets. Likewise, geopolitical tensions (including those between China and Taiwan) may cause governments to take actions such as the implementation of sanctions or other measures to restrict commercial activity in or among markets where we operate or have other interests. The timing and magnitude of any potential actions is uncertain, as is the effectiveness of any measures we may take to help limit the impact of these actions.

Our ability to successfully execute on strategic transactions is subject to risks. We have in the past considered and continue to consider a range of strategic transactions, which could include acquisitions, joint venture, divestitures, spin-offs, reinsurance and other corporate transactions. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to successfully execute on and realize the expected benefits from these types of transactions. Any of these types of transactions could be material, be difficult to implement, disrupt our business, or change our business profile, focus or strategy significantly.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation, or changes in the way existing laws or regulations are enforced, may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•Financial sector regulatory reform.
•U.S. federal, state and local and non-U.S. tax laws, including Base Erosion and Anti-Abuse Tax (“BEAT”), Global Intangible Low-Taxed Income (“GILTI”) and Corporate Alternative Minimum Tax (“CAMT”).
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

Changes in technology and other external factors may be unsettling to our business model. Rapid technological change puts pressure on existing business models. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment, including the regulatory response to technological change, which may have a significant impact on our business model.

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

Failure to adapt our business model in response to these and other technological developments could have an adverse impact on our results of operations or financial condition.

The following items are examples of other factors which could have an adverse impact on our business.

•Current Market Conditions. The imposition of tariffs and retaliatory actions could result in, among other things, rising interest rates, significant equity market declines, stagnant economic growth and high inflation, which could adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For example, the combination of stagnant economic growth and high inflation would increase investment risk, including the underperformance of investments in more leveraged companies or companies exposed to weaker consumers. Also, the statutory capital of certain of our insurance subsidiaries could be negatively affected by such things as increased reserve requirements, which could be caused by equity market declines, and asymmetrical and non-economic statutory accounting impacts from rising rates.
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.” For example, a downgrade in the financial strength or credit ratings of our U.S. entities may negatively affect the statutory capital position of our Japanese insurance subsidiaries and reduce their ability to return capital to Prudential Financial due to affiliate transactions involving our Japan insurance subsidiaries. For additional information, see “Item 7. Management Discussion and Analysis—Liquidity and Capital Resources—Dividends and Returns of Capital from Subsidiaries.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us.
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
•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters, pandemics and/or other natural disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.
•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, customers, regulators, or others. In addition, with increasing anti-ESG regulations and sentiment, we could experience reduced revenue and reputational harm if we are targeted by government actors, private groups or influential individuals who disagree with our public positions on social or environmental issues. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.
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
◦Changes in our discount rate, expected rate of return, life expectancy, healthcare costs and assumptions regarding compensation increases for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.
•Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest in connection with any of the risks identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships. Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

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

Cybersecurity risk management is integrated within our risk management framework. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for additional information regarding our risk management processes. We conduct risk identification through several processes at the business unit, corporate, senior management, and Board levels. This framework includes escalation points to Prudential’s risk committees, allowing cyber risk and control matters to be elevated to the Board of Directors or its Audit Committee for oversight.

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

As part of the information security program, we routinely engage independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We also regularly engage with the broader cybersecurity community and monitor cyber threat information.

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

Governance

The Company’s information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for cybersecurity incidents impacting Prudential’s systems, and ensuring appropriate processes are maintained to inform management of the prevention, detection, mitigation, and remediation of such cybersecurity incidents. We believe that our employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company’s material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The current CISO, who is serving in an interim capacity, has served in various roles in information security for over 20 years, including as Deputy CISO and roles overseeing cyber defense, investigations, and incident response. The interim CISO holds a law degree and has attained numerous Global Information Assurance Certifications.. For a description of the relevant expertise of the HGTO, see “Item 1. Business—Information About our Executive Officers.”

The Audit Committee of the Board of Directors, which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, the Board and the Audit Committee also receive updates about the results of program reviews, including assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential’s annual external integrated audit.

The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international operations of PGIM, which are discussed below, as of December 31, 2025, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2025, we own and lease home offices located in Japan, Brazil and Mexico. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international operations, as of December 31, 2025, we lease home offices located in Japan, the United Kingdom, India and Ireland. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2026, there were 981,472 registered holders of record for the Common Stock and 348 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2025, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 1, 2025 through October 31, 2025	824,672	$102.39	813,708
November 1, 2025 through November 30, 2025	790,394	$106.11	785,119
December 1, 2025 through December 31, 2025	738,947	$113.41	735,363
Total	2,354,013		2,334,190	$0
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

On December 10, 2025, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026.

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2024 in comparison to the year ended December 31, 2023 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Introduction

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is to provide readers with a foundational understanding of our Company, our consolidated financial statements, and the significant internal and external drivers of our results. The discussion of financial results within is focused on adjusted operating income, which is the Company’s segment-level measure of performance, and provides readers with period-over-period analysis of operating results and significant drivers. In addition to discussing our detailed segment results of operations, we have also provided supplemental information that we believe assists with a greater understanding of our overall financial results.

A brief description of these key informational sections follows:

•“Executive Summary” provides an overview of the Company and its operations, along with recent significant events that have impacted our organizational structure or financial results. This section also provides management’s outlook for each respective business segment.

•“External and Economic Factors” discusses industry trends, including the economic environment and demographics for each of our businesses, and includes a discussion of how the impact of potential changes in either interest rates or foreign currency exchange rates may impact our overall operations and financial position.

•“Accounting Policies & Pronouncements” discusses the accounting policies applied in preparing our consolidated financial statements that management believes are most dependent on the application of estimates and assumptions and which require management’s most difficult, subjective, or complex judgments. This section should be read in conjunction with Note 2 to the Consolidated Financial Statements.

•“Liquidity and Capital Resources” provides information about our liquidity and capital positions, including any significant actions that have impacted, or are expected to impact, these positions. Information is also provided on our insurance companies’ regulatory capital requirements, the sources and uses of our holding company’s cash, and additional information about financing activities of the Company.

•“Ratings” provides information on the ratings for Prudential Financial and certain of its subsidiaries as of the date of this filing.

•“General Account Investments” provides information about the investment objectives, strategies and overall portfolio composition of the general account that supports the liabilities of our insurance companies. Investment results are presented separately for our U.S.-based and Japanese-based operations, our Closed Block division, and our Funds Withheld portfolios, which support liabilities relating to reinsurance agreements where the economic benefits and associated investment risk ultimately inure to the reinsurer. This section should be read in conjunction with Note 3 to the Consolidated Financial Statements.

•“Valuation of Assets and Liabilities” provides additional breakout of the fair value of assets and liabilities for Prudential Financial Inc., excluding those held in the Closed Block division and Funds Withheld portfolios, and separately for the Closed Block division and Funds Withheld portfolios. This section should be read in conjunction with Note 6 to the Consolidated Financial Statements.

•“Income Taxes” provides information about our effective tax rate and unrecognized tax benefits. This section should be read in conjunction with Note 17 to the Consolidated Financial Statements.

•“Risk Management” provides detail about our risk governance structure and the framework for evaluating the risks across the Company. This section should be read in conjunction with “Item 1A. Risk Factors.”

Executive Summary

Company Overview

Our operations are primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, our International Businesses are reflected as a single operating and reportable segment, which is how the chief operating decision maker (“CODM”) now assesses its performance and allocates resources. Prior to the first quarter of 2025, our International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Consolidated Financial Statements contained herein or to any previously issued financial statements.

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

In September 2023, we, together with Warburg Pincus and a group of institutional investors, launched Prismic Life Reinsurance, Ltd. (“Prismic Re”), a licensed Bermuda-based life and annuity reinsurance company. Through our Corporate and Other operations, we own an approximate 20% equity interest in Prismic Life Holding Company LP (“Prismic”), the Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”). We expect the increased reinsurance capacity that this partnership provides to support our vision of expanding access to investing, insurance, and retirement security for people around the world. See Note 15 to the Consolidated Financial Statements for additional information regarding our transactions with Prismic Re and Prismic Re International.

As part of our continuous improvement process, we are working to become a leaner and more agile company by simplifying our management structure, empowering our employees with faster decision-making processes and investing in technology and data platforms. As part of this, we recorded charges of $135 million in the fourth quarter of 2025 and $200 million in the fourth quarter of 2023. These charges, primarily related to our domestic operations and PGIM, were recorded within our Corporate and Other operations and reflect management’s ongoing efforts in evaluating the optimal workforce structure required to deliver on our long-term growth strategy. We expect these continued actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen our competitiveness and fuel future growth.

In February 2026, in conjunction with our previously announced internal investigation into employee misconduct in Japan, we voluntarily suspended new sales activity at Prudential of Japan for a 90-day period, commencing February 9, 2026. See “—Litigation and Regulatory Matters—Regulatory” within Note 25 to the Consolidated Financial Statements and “Results of Operations by Segment—International Businesses” below for additional information.

Business Outlook

We feel confident about our prospects for the future based on the foundation of our integrated and complementary businesses. We are focused on evolving our strategy to transform our market-leading businesses to become a higher growth, more capital efficient company. We plan to continue investing in growth businesses and markets around the world, delivering industry-leading customer and client experiences, and creating the next generation of financial solutions. The businesses drive our company’s performance, value and growth, and are organized around the markets we serve with solutions in investing, insurance, and retirement security.

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.466 trillion of assets under management and diversified global operations. We are currently centralizing our distribution channels and unifying our asset management capabilities to better serve our clients and support sustainable growth. In addition, we remain focused on broadening our market share through acquisitions and organic initiatives, including providing asset management services to third-party reinsurers. In addition to serving third-party institutional and retail clients, we provide our U.S. and International businesses with a competitive advantage through our investment expertise across a broad array of asset classes, including public and private asset class capabilities. Underpinning our growth strategy is our ability to continue to deliver robust investment performance and to attract and retain high-caliber investment talent.

•Retirement Strategies. We remain focused on helping customers meet their investment and retirement needs by expanding access to retirement security and broadening distribution through new relationships, platforms and advisors. Our Institutional Retirement Strategies business continues to be focused on providing products that respond to the needs of plan sponsors, retirees, and annuitants while maintaining appropriate pricing and return expectations under changing market conditions. We expect our differentiated capabilities and execution to drive our business momentum in the pension risk transfer and international reinsurance markets; however, we expect that growth will not be linear due to the episodic nature of these transactions. In Individual Retirement Strategies, we continue to execute on our strategic pivot of replacing the intentional run-off of legacy variable annuities with new indexed and fixed annuity products that generate less volatile, and more capital efficient earnings. We continue to focus on expanding our diverse product portfolio and distribution channels to meet more of the growing demand among retail investors for protected growth and lifetime income.

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

•International Businesses. We remain focused on meeting customers’ evolving protection, retirement, and savings needs as well as maintaining the underlying strength of our distribution channels. Our strategy is to strengthen our position in Japan and we remain committed to optimizing our existing operations.

External and Economic Factors

Industry Trends

Our businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment:

•PGIM. After a period of significantly increased interest rates and volatile economic conditions in 2022 and 2023, we experienced a modest decline in rates during 2024 and 2025, combined with improved equity market conditions and a slight rebound in the commercial real estate industry. While the economic outlook has improved, interest rate movements remain uncertain and the real estate market is in a modest recovery. We expect that a stabilized or declining rate environment over time will positively impact PGIM, particularly as investors reallocate record-high money market assets to fixed income, real estate, and other higher-yielding asset classes. Conversely, a deterioration in market conditions (e.g., equity market declines, higher interest rates, credit spread widening or real estate value declines) could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses in our seed and co-investments. An economic downturn could also have impacts on real estate prices as well as transaction volumes in certain private asset classes. In addition, the continued shift from active strategies to passive index products, particularly in equities, could present additional headwinds for active managers such as PGIM. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds.

•U.S. Businesses. Through 2021, interest rates in the U.S. had experienced a prolonged period of historically low levels. This was followed by significant increases in 2022 through 2023. While there have been modest declines in 2024 and 2025, rates have sustained higher levels relative to historical periods. We expect that a continued level of relative higher interest rates will benefit our results over time. We continue to monitor current market conditions and the potential impact to our businesses in the event of slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors.”

•International Businesses. Interest rates in Japan experienced a prolonged period of historically low levels, negatively impacting our net investment spread results and reinvestment yields; however, beginning in 2024, the Bank of Japan began raising its key short-term interest rates, marking their highest levels since September 1995. We expect that a continued level of higher interest rates will benefit our results over time. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products thereby impacting both sales and surrenders. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors.” Brazil’s life insurance industry is supported by a stable economic outlook and its long-term growth prospects remain strong as economic conditions show sustained growth.

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

•International Businesses. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension and healthcare programs, have led to a growing demand for products that provide financial solutions for retirement, investment and wealth transfer, as well as for health-related products. Brazil, the largest country by population in South

America, is experiencing rising life expectancy and an expanding middle class, along with increasing disposable income and greater financial awareness. These trends drive demand for life insurance products that prioritize financial security, wealth preservation, and retirement planning, and underscore the need for diversified solutions, including protection-oriented, savings, and health related policies.

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

In order to manage the impacts that changes in interest rates have on our net investment spread, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the liability characteristics of our products and to closely approximate the interest rate sensitivity of assets with that of product liabilities. We also manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives, and adjust these strategies as products, customer behavior, and market conditions evolve. Our interest rate exposure is also mitigated by our business mix, which includes lines of business where fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and may reprice or discontinue sales of certain products that do not meet our profit expectations. Additionally, in our Japanese operations, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further manage any impacts from changes in the interest rate environment. For additional information regarding sales within our Japanese operations, see “—International Businesses—Sales Results,” below.

For additional information regarding interest rate risks, see “Item 1A. Risk Factors—Market Risk” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

Impact of Foreign Currency Exchange Rates

Foreign currency exchange rate movements and related hedging strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our United States dollar (“USD”)-equivalent shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including holding USD-denominated assets in certain of our foreign subsidiaries.

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

	December 31,
	2025	2024
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$7.5	$6.1
Dual currency and synthetic dual currency investments(2)	0.3	0.3
Total foreign currency hedges	$7.8	$6.4
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $90.0 billion and $83.2 billion as of December 31, 2025 and 2024, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(16)	$(8)	$(28)
PGIM	(2)	3	1
Impact of intercompany arrangements(1)	(18)	(5)	(27)
Corporate and Other:
Impact of intercompany arrangements(1)	18	5	27
Settlement gains (losses) on forward currency contracts(2)	(11)	(11)	(31)
Net benefit (detriment) to Corporate and Other	7	(6)	(4)
Net impact on consolidated revenues and adjusted operating income	$(11)	$(11)	$(31)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)The total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion as of December 31, 2025, 2024, and 2023.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.0 billion and $1.1 billion as of December 31, 2025 and 2024, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 5% of the $1.0 billion balance as of December 31, 2025 will be recognized in 2026, approximately 3% will be recognized in 2027, and the remaining balance will be recognized from 2028 through 2051.

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

Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a U.S. GAAP basis for the periods indicated.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Premiums	$30,797	$42,897	$27,364
Policy charges and fee income	4,666	4,298	4,527
Net investment income	21,473	19,909	17,865
Asset management and service fees	4,019	4,090	3,717
Other income (loss)	4,426	3,037	4,065
Realized investment gains (losses), net	(4,132)	(3,429)	(3,615)
Change in value of market risk benefits, net of related hedging gains (losses)	(475)	(397)	56
Total revenues	60,774	70,405	53,979
BENEFITS AND EXPENSES
Policyholders’ benefits	35,224	47,119	30,931
Change in estimates of liability for future policy benefits	103	(37)	337
Interest credited to policyholders’ account balances	5,068	4,582	3,983
Dividends to policyholders	1,076	698	1,069
Amortization of deferred policy acquisition costs	1,635	1,492	1,459
Goodwill impairment	0	0	177
General and administrative expenses	13,012	13,342	12,951
Total benefits and expenses	56,118	67,196	50,907
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	4,656	3,209	3,072
Total income tax expense (benefit)	1,053	507	613
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	3,603	2,702	2,459
Equity in earnings of joint ventures and other operating entities, net of taxes	129	144	49
NET INCOME (LOSS)	3,732	2,846	2,508
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	156	119	20
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,576	$2,727	$2,488

2025 to 2024 Annual Comparison

 “Net income (loss) attributable to Prudential Financial, Inc.” increased $849 million, inclusive of a $546 million unfavorable variance from income taxes, primarily driven by the increase in pre-tax earnings, as described below, and the impact of certain tax law and rate changes in the current year. See “—Income Taxes” for additional information.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $1,447 million, reflecting the following notable items:

“Total revenues” decreased $9,631 million, primarily due to the following:
•“Premiums” — $12,100 million unfavorable variance, primarily reflecting lower pension risk transfer premiums due to lower sales in the current year, with corresponding offsets in “Policyholders’ benefits,” as discussed below; and
•“Realized investment gains (losses), net” — $703 million unfavorable variance, primarily reflecting unfavorable derivative results, excluding Funds Withheld portfolios, as well as unfavorable impacts from Funds Withheld related embedded derivatives, which are offset by changes in the value of the investments in these portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income.” These variances were partially offset by lower losses from the sales of fixed income securities, and less unfavorable impacts from net credit losses and impairments. See “—General Account Investments—Realized Investment Gains and Losses” for additional information.
These variances were partially offset by:
•“Net investment income” — $1,564 million favorable variance, primarily reflecting business growth and higher reinvestment rates. See “—General Account Investments—Investment Results” for additional information; and
•“Other income (loss)” — $1,389 million favorable variance, primarily reflecting favorable changes in the market value of fixed income securities designated as trading, including those within our Funds Withheld portfolios, as discussed above.

“Total benefits and expenses” decreased $11,078 million, primarily due to the following:
•“Policyholders’ benefits” — $11,895 million favorable variance, primarily reflecting lower pension risk transfer premiums, as discussed above; and
•“General and administrative expenses” — $330 million favorable variance, net of deferrals, primarily reflecting lower operating expenses, partially offset by higher variable expenses supporting business growth.
These variances were partially offset by:
•“Interest credited to policyholders’ account balances” — $486 million unfavorable variance, primarily reflecting business growth.

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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement Strategies	$(113)	$140	$6
Group Insurance	11	25	36
Individual Life	58	(98)	(26)
Total U.S. Businesses	(44)	67	16
International Businesses	(2)	(55)	13
Corporate and Other	0	(6)	(2)
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(46)	6	27
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments	146	831	(66)
Change in value of market risk benefits, net of related hedging gains (losses)	(263)	(88)	(275)
Divested and Run-off Businesses:
Closed Block division	0	0	0
Other Divested and Run-off Businesses	(7)	110	(83)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(170)	$859	$(397)

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as presented in the Consolidated Statements of Operations.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$878	$875	$713
U.S. Businesses:
Retirement Strategies	3,445	3,619	3,513
Group Insurance	381	314	319
Individual Life	260	(205)	(95)
Total U.S. Businesses	4,086	3,728	3,737
International Businesses	3,247	3,106	3,183
Corporate and Other	(1,574)	(1,783)	(2,034)
Total segment adjusted operating income before income taxes	6,637	5,926	5,599
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(1)	(1,618)	(2,150)	(2,510)
Change in value of market risk benefits, net of related hedging gains (losses)	(475)	(397)	56
Market experience updates	68	(52)	110
Divested and Run-off Businesses(2):
Closed Block division	(68)	(113)	(100)
Other Divested and Run-off Businesses	107	30	21
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(3)	(20)	(16)	(68)
Other adjustments(4)	25	(19)	(36)
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$4,656	$3,209	$3,072
__________
(1)See “—General Account Investments” and Note 23 to the Consolidated Financial Statements for additional information.
(2)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” and “—Closed Block Division” for additional information.
(3)Equity in earnings of joint ventures and other operating entities is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as they are reflected on a U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(4)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for 2025 presented above reflect the following:

PGIM. Results for 2025 increased in comparison to 2024, primarily reflecting higher net asset management fees and higher net service, distribution and other revenues, driven by a gain on sale of our asset management business in Taiwan, largely offset by higher expenses, including charges resulting from a business reorganization, and lower net other related revenues.

Retirement Strategies. Results for 2025 decreased in comparison to 2024, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net investment spread results, partially offset by higher expenses and lower net fee income.

Group Insurance. Results for 2025 increased in comparison to 2024, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net underwriting results, partially offset by higher expenses.

Individual Life. Results for 2025 increased in comparison to 2024, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher underwriting results and lower expenses, partially offset by lower net investment spread results.

International Businesses. Results for 2025 increased in comparison to 2024, inclusive of an unfavorable comparative net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily reflecting higher net investment spread results and higher underwriting results, partially offset by higher expenses.

Corporate and Other. Results for 2025 were less unfavorable in comparison to 2024, primarily reflecting lower net charges from other corporate activities.

Closed Block Division. Results for 2025 increased in comparison to 2024, primarily reflecting higher net investment activity results, partially offset by changes in the policyholder dividend obligation.

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

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating results(1):
Revenues	$4,231	$4,092	$3,638
Expenses	3,353	3,217	2,925
Adjusted operating income	878	875	713
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	107	132	16
Other adjustments(2)	25	(19)	(36)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,010	$988	$693
__________
(1)Certain of PGIM’s investment activities are based in currencies other than the USD and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s USD-equivalent earnings. For additional information regarding this intercompany arrangement, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates,” above.
(2)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

2025 to 2024 Annual Comparison

Adjusted operating income increased $3 million, primarily reflecting:
•higher net asset management fees; and
•higher net service, distribution and other revenues driven by a gain on the sale of our asset management business in Taiwan.
These variances were largely offset by:
•higher operating expenses, primarily driven by charges resulting from a business reorganization and to support business growth; and
•lower net other related revenues.

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party(1)	$1,568	$1,484	$1,395
Retail - Third Party(1)	911	868	758
Affiliated(1)(2)	876	827	766
Total asset management fees	3,355	3,179	2,919
Other related revenues by source:
Incentive fees	98	202	46
Transaction fees	24	24	17
Seed and co-investments	90	135	127
Commercial mortgage(3)	108	69	57
Total other related revenues	320	430	247
Service, distribution and other revenues	556	483	472
Total revenues	$4,231	$4,092	$3,638
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(3)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Revenues increased $139 million, primarily reflecting:
•higher asset management fees, driven by higher average assets under management from the impact of equity market and fixed income appreciation, net inflows and strong investment performance; and
•higher service, distribution and other revenues, primarily reflecting the gain on sale of our asset management business in Taiwan and higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds).
These variances were partially offset by:
•lower other related revenues, primarily reflecting lower incentive fees and lower seed and co-investments earnings, driven by less favorable investment performance, partially offset by higher commercial mortgage origination revenues from higher loan production.
Expenses increased $136 million, primarily reflecting:
•higher operating expenses, primarily driven by charges resulting from a business reorganization and to support business growth; and
•higher variable expenses, primarily driven by higher fee-based earnings, and higher revenues from certain consolidated funds, as discussed above, partially offset by lower expenses related to performance-based incentive fees.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	December 31,
	2025	2024	2023
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$223.1	$215.7	$183.6
Public fixed income	902.7	832.2	799.8
Real estate	134.4	127.2	129.2
Private credit and other alternatives	127.4	118.0	112.1
Multi-asset	78.5	82.1	73.4
Total PGIM assets under management	$1,466.1	$1,375.2	$1,298.1

Assets under management within other reporting segments(2)	143.0	137.2	151.5
Total PFI assets under management	$1,609.1	$1,512.4	$1,449.6
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

The following table sets forth assets under management by source as of the dates indicated:

	December 31,
	2025	2024	2023
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party(1)	$652.0	$601.1	$562.7
Retail - Third Party(1)	267.0	244.9	215.5
Affiliated(1)(2)	547.1	529.2	519.9
Total PGIM assets under management	$1,466.1	$1,375.2	$1,298.1

Assets under management within other reporting segments(3)	143.0	137.2	151.5
Total PFI assets under management	$1,609.1	$1,512.4	$1,449.6
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	December 31,
	2025	2024	2023
	(in billions)
Beginning assets under management	$1,375.2	$1,298.1	$1,228.4
Institutional third-party flows(1)	6.1	21.7	(18.6)
Retail third-party flows	(4.0)	1.4	(15.1)
Total third-party flows(1)	2.1	23.1	(33.7)
Affiliated flows(1)(2)	(1.6)	24.6	(5.4)
Total net flows(1)	0.5	47.7	(39.1)
Realizations and distributions(1)(3)	(14.4)	(9.9)	(4.9)
Market appreciation (depreciation)(4)	106.1	60.6	118.3
Foreign exchange rate impact	3.6	(9.4)	(4.3)
Net money market activity and other increases (decreases)(1)	(4.9)	(11.9)	(0.3)
Ending assets under management	$1,466.1	$1,375.2	$1,298.1
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(3)Realizations reflect proceeds from the disposition or monetization of assets from closed end funds and from collateralized loan obligations (“CLOs”). Distributions reflect income and dividend distributions related to certain closed and open ended private alternative funds and CLOs.
(4)Includes income reinvestment, where applicable.

2025 to 2024 Annual Comparison

PGIM’s assets under management increased $91 billion in 2025, primarily driven by fixed income and equity market appreciation, partially offset by realizations and distributions.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management—by asset class table” above. As of December 31, 2025, these assets increased approximately $16.6 billion compared to December 31, 2024, primarily reflecting private capital net inflows, market appreciation and favorable foreign exchange rate impacts, partially offset by realizations and distributions.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans that are originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	December 31,
	2025	2024	2023
	(in billions)
Private capital deployed:
Real estate debt and equity	$26.8	$20.9	$17.6
Private credit and equity	28.1	22.4	14.0
Total private capital deployed	$54.9	$43.3	$31.6

Seed and Co-Investments

As of December 31, 2025 and 2024, PGIM had approximately $1,155 million and $1,079 million of seed investments and $375 million and $415 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity, real estate investments, and private credit and other alternatives.

Retirement Strategies

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$16,657	$28,195	$11,030
Individual Retirement Strategies	5,541	5,125	4,532
Total revenues	22,198	33,320	15,562
Benefits and expenses:
Institutional Retirement Strategies	14,944	26,339	9,335
Individual Retirement Strategies	3,809	3,362	2,714
Total benefits and expenses	18,753	29,701	12,049
Adjusted operating income:
Institutional Retirement Strategies	1,713	1,856	1,695
Individual Retirement Strategies	1,732	1,763	1,818
Total adjusted operating income	3,445	3,619	3,513
Realized investment gains (losses), net, and related charges and adjustments	(893)	(594)	(1,665)
Change in value of market risk benefits, net of related hedging gains (losses)	(493)	(414)	42
Market experience updates	(16)	0	0
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	3	1	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$2,046	$2,612	$1,890

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

2025 to 2024 Annual Comparison

Adjusted operating income from our Institutional Retirement Strategies business decreased $143 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a net charge from this update of $32 million, while the results for 2024 included a net benefit of $132 million driven by favorable impacts related to assumptions for mortality.
Excluding this item, adjusted operating income increased $21 million, primarily reflecting:
•higher net investment spread results, driven by an increase in account values due to business growth, partially offset by lower income from derivatives; and
•higher fee income, due to business growth of longevity reinsurance transactions.
These variances were partially offset by:
•higher operating expenses, driven by an update of internal expense allocations.

Adjusted operating income from our Individual Retirement Strategies business decreased $31 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a net charge from this update of $81 million, mainly due to the establishment of reserves for certain fixed annuity products, while the results for 2024 included a net benefit of $8 million.
Excluding this item, adjusted operating income increased $58 million, primarily reflecting:
•higher net investment spread results, due to growth in indexed variable and fixed annuities and higher income from non-coupon investments, partially offset by the impact of lower short-term interest rates.
This variance was partially offset by:
•lower fee income, net of distribution expenses, due to lower average separate account values driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets; and
•higher amortization costs.

Revenues from our Institutional Retirement Strategies business decreased $11,538 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $11,926 million, primarily reflecting:
•lower pension risk transfer premiums due to the absence of significant sales that occurred in the prior year, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses of our Institutional Retirement Strategies business decreased $11,395 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $11,947 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, related to the lower pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $416 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $408 million, primarily reflecting:
•higher net investment income, from growth in indexed variable and fixed annuities and higher income from non-coupon investments.
This variance was partially offset by:

•lower asset management and service fees, as well as lower policy charges and fee income due to lower average separate account values, driven by net outflows from the run-off of the traditional variable annuity block, partially offset by favorable equity markets; and
•lower other income, driven by the impact of less favorable short-term interest rates on collateral posted to counterparties.

Benefits and expenses of our Individual Retirement Strategies business increased $447 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $350 million, primarily reflecting:
•higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs, reflecting business growth.
This variance was partially offset by:
•lower general and administrative expenses.

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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value, gross(1)	$288,202	$267,654	$251,818
Additions(2)	25,944	36,331	28,498
Withdrawals and benefits	(25,520)	(25,327)	(25,283)
Change in market value, interest credited and interest income	11,893	10,590	7,722
Other(3)	8,128	(1,046)	4,899
Ending total account value, gross	308,647	288,202	267,654
Reinsurance ceded	(9,029)	(9,011)	(9,237)
Ending total account value, net	$299,618	$279,191	$258,417

Amounts included in “Ending account value, net” above:
Investment-only stable value wraps	$61,725	$61,286	$64,098
International reinsurance(4)	125,211	108,882	102,544
Group annuities and other products	112,682	109,023	91,775
Total	$299,618	$279,191	$258,417

Additions by product(2):
Investment-only stable value wraps	$3,523	$2,014	$3,158
International reinsurance	12,052	9,977	17,094
Group annuities and other products	10,369	24,340	8,246
Total	$25,944	$36,331	$28,498
__________
(1)Beginning total account values, net of reinsurance ceded, were $279,191 million, $258,417 million and $251,818 million for the years ended

December 31, 2025, 2024 and 2023, respectively.
(2)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued calculated based on premiums received.
(3)“Other” activity includes the effect of foreign exchange rate changes associated with our international reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2025, 2024 and 2023, “Other” activity also includes $3,648 million in receipts offset by $3,698 million in payments, $3,148 million in receipts offset by $3,231 million in payments, and $3,557 million in receipts offset by $3,533 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.
(4)Represents notional amounts based on present value of future benefits under international reinsurance contracts.

2025 to 2024 Annual Comparison

The increase in Institutional Retirement Strategies net account values primarily reflects:
•interest credited on customer funds and an increase in the market value of assets; and
•the positive impact of foreign exchange rate changes.

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

The following tables set forth account value information of Individual Retirement Strategies’ products for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Total Individual Retirement Strategies:
Beginning total account value, gross(1)	$138,639	$129,708	$120,022
Sales	13,583	14,067	7,635
Full surrenders and death benefits	(11,702)	(11,093)	(6,766)
Sales, net of full surrenders and death benefits	1,881	2,974	869
Partial withdrawals and other benefit payments	(5,513)	(5,180)	(4,531)
Net flows	(3,632)	(2,206)	(3,662)
Change in market value, interest credited and other activity	15,625	13,308	15,624
Policy charges	(2,038)	(2,171)	(2,276)
Ending total account value, gross	148,594	138,639	129,708
Reinsurance ceded	(11,813)	(11,519)	(11,797)
Ending total account value, net	$136,781	$127,120	$117,911

Amounts included in “Ending account value, net” above:
FlexGuard suite(2)	$42,336	$31,017	$19,053
Variable annuities(3)	80,088	85,832	92,282
Fixed annuities	14,357	10,271	6,576
Total	$136,781	$127,120	$117,911

Sales by product:
FlexGuard suite(2)	$7,580	$8,703	$4,870
Variable annuities(3)	176	191	182
Fixed annuities	5,827	5,173	2,583
Total	$13,583	$14,067	$7,635
__________
(1)Beginning total account values, net of reinsurance ceded, were $127,120 million, $117,911 million, and $119,205 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes Prudential FlexGuard and FlexGuard Income index variable annuities.

(3)Includes Prudential Premier Investment, MyRock and other variable contracts with and without guaranteed minimum income and withdrawal benefits.

2025 to 2024 Annual Comparison

The decrease in Individual Retirement Strategies sales, net of full surrenders and death benefits, primarily reflects:
•higher full surrenders; and
•lower sales of indexed variable annuities products.

The increase in Individual Retirement Strategies net account values primarily reflects:
•market value appreciation.
This variance was partially offset by:
•lower net flows driven by net outflows from the run-off of the traditional variable annuity block, partially offset by net indexed variable and fixed annuity inflows.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies, inclusive of derivatives, and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see Note 15 to the Consolidated Financial Statements.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of (i) Product Design Features, and (ii) our Asset Liability Management Strategy, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 15 to the Consolidated Financial Statements.

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

The majority of our traditional variable annuity contracts with living benefit guarantees, and contracts with our highest daily living benefit features, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy products with GMAB rider options include the automatic rebalancing feature but are not included in the ALM strategy. For additional information regarding our external reinsurance agreements, see Note 15 to the Consolidated Financial Statements.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	December 31,
	2025		2024		2023
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$60,491	47%	$64,856	52%	$70,013	58%
ALM strategy only(3)	1,650	1%	1,782	1%	1,933	2%
Automatic rebalancing only	63	0%	77	0%	80	0%
External reinsurance(4)	9,582	7%	10,665	9%	12,418	10%
PDI	1,232	1%	1,342	1%	1,536	1%
Other products	1,490	1%	1,553	1%	1,585	1%
Total living benefit/GMDB features	74,508		80,275		87,565
GMDB features and other(5)	55,870	43%	45,338	36%	33,873	28%
Total variable annuity account value, gross	$130,378		$125,613		$121,438
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
(5)    Includes Prudential FlexGuard, FlexGuard Income and other variable contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results Excluded from Adjusted Operating Income

The following table provides the net impact to the Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Year Ended December 31,
	2025	2024	2023
	(in millions)(1)
Results excluded from adjusted operating income:
Change in MRBs, excluding changes in the NPR adjustment(2)	$1,163	$2,735	$2,499
Change in the value of the non-MRB liabilities, excluding changes in the NPR adjustment(3)	(253)	1,087	(118)
Change in the NPR adjustment, excluding changes recognized in OCI	(30)	(128)	(18)
Change in the fair value of hedge assets(4)(5)	(1,645)	(3,165)	(2,812)
Other(6)	(161)	(339)	(244)
Total Individual Retirement Strategies results excluded from adjusted operating income	(926)	190	(693)
Total Institutional Retirement Strategies results excluded from adjusted operating income	(473)	(1,197)	(930)
Total results excluded from adjusted operating income	$(1,399)	$(1,007)	$(1,623)

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
(5)Results for the year ended 2023 include changes in the fair value of equity derivatives related to the capital hedge program of $(225) million that were intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program was discontinued in the first quarter of 2023.
(6)Includes the changes in duration swaps, DAC amortization, trading gains or losses, and other activity.

For 2025, the loss of $1,399 million primarily reflects:

•the net impact of interest rate changes on MRBs and other liabilities, net of hedging;
•an unfavorable impact from our annual reviews and update of assumptions and other refinements; and
•losses on foreign currency hedges.
These variances were partially offset by:
•the impact of favorable equity market performance.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	($ in millions)
Operating results:
Revenues	$6,774	$6,427	$6,285
Benefits and expenses	6,393	6,113	5,966
Adjusted operating income	381	314	319
Realized investment gains (losses), net, and related charges and adjustments	(54)	(51)	(46)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$327	$263	$273
Benefits ratios(1)(2)(3):
Group life	83.8%	86.9%	87.0%
Group disability	76.4%	71.8%	70.2%
Total Group Insurance	81.7%	82.7%	82.5%
Administrative expense ratios(2)(4)(5):
Group life	11.1%	11.3%	11.3%
Group disability	24.9%	25.0%	23.4%
Total Group Insurance	14.9%	15.0%	14.4%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 84.0%, 76.5% and 81.9% for 2025, respectively, 86.9%, 73.3% and 83.1% for 2024, respectively, and 87.6%, 71.1% and 83.2% for 2023, respectively.
(4)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.
(5)Prior period ratios have been updated to conform to current period presentation.

2025 to 2024 Annual Comparison

Adjusted operating income increased $67 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 and 2024 included net benefits from this update of $11 million and $25 million, respectively.
Excluding this item, adjusted operating income increased $81 million, primarily reflecting:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts and a positive impact from a reserve refinement for certain experience-rated contracts.
This variance was partially offset by:
•higher variable and operating expenses, largely supporting business growth; and
•lower underwriting results in our group disability business, driven by less favorable claims experience on long-term disability contracts.

Revenues increased $347 million primarily reflecting:
•higher premiums and policy charges and fee income, driven by business growth in both our group life and group disability businesses; and
•lower premium and policy returns, driven by less favorable mortality on experience-rated contracts.

Benefits and expenses increased $280 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $266 million primarily reflecting:
•higher policyholders’ benefits and changes in reserves, driven by business growth and less favorable claims experience on long-term disability contracts; and
•higher general and administrative expenses, driven by business growth.
These variances were partially offset by:
•more favorable mortality experience on non-experience-rated contracts in our group life business.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Annualized new business premiums(1):
Group life	$325	$289	$296
Group disability	286	261	235
Total	$611	$550	$531
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2025 to 2024 Annual Comparison

Total annualized new business premiums increased $61 million, primarily reflecting:
•higher sales in the Premier market segment in both our group disability and group life businesses.
This variance was partially offset by
•lower sales in the Association market segment in both our group life and group disability businesses.

Individual Life

Business Update

•In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”). These policies represented approximately 40% of the Company’s remaining statutory reserves on its in-force guaranteed universal life block of business, following the close of the reinsurance transaction with Somerset Reinsurance Ltd. (“Somerset Re”) in the first quarter of 2024. The transaction was completed in December 2024 with an effective date of October 1, 2024. These two external reinsurance agreements reduced, in aggregate, the Company’s previously established statutory reserves on its in-force guaranteed universal life block of business by approximately 60%. See Note 15 to the Consolidated Financial Statements for additional information regarding these transactions.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating results:
Revenues	$6,130	$6,195	$6,274
Benefits and expenses	5,870	6,400	6,369
Adjusted operating income	260	(205)	(95)
Realized investment gains (losses), net, and related charges and adjustments	(412)	(744)	(312)
Market experience updates	(18)	(143)	154
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	1	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(169)	$(1,091)	$(253)

2025 to 2024 Annual Comparison

Adjusted operating income increased $465 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a net benefit of $58 million driven by impacts related to assumptions for mortality, policyholder behavior and other reserve refinements, while 2024 included a net charge of $98 million driven by unfavorable impacts related to assumptions for policyholder behavior.
Excluding this item, adjusted operating income increased $309 million, primarily reflecting:
•higher underwriting results, driven by the ongoing favorable impact from the reinsurance transaction with Wilton Re and favorable mortality experience in the current year; and
•lower operating expenses, driven by the absence of costs associated with the reinsurance transactions discussed above as well as from the consolidation of our internal captive reinsurance arrangements in the prior year.
These variances were partially offset by:
•lower net investment spread results, driven by the absence of income from assets related to the reinsurance transaction with Wilton Re and lower income from non-coupon investments. These decreases were partially offset by lower financing costs resulting from both the reinsurance transactions discussed above as well as the consolidation of our internal captive reinsurance arrangements in the prior year, and lower losses from derivatives.

Revenues decreased $65 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $96 million, primarily reflecting:
•lower investment results, driven by the absence of income from assets related to the reinsurance transaction with Wilton Re and lower income from non-coupon investments, partially offset by lower losses from derivatives.
This variance was partially offset by:

•higher policy charges and fee income, due to business growth and favorable equity market performance.

Benefits and expenses decreased $530 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $405 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, lower interest expense, and lower interest credited on policyholders’ account balances, as a result of the reinsurance transaction with Wilton Re; and
•lower general and administrative expenses, primarily driven by lower operating expenses due to the absence of costs associated with the reinsurance transactions discussed above as well as from the consolidation of our internal captive reinsurance arrangements in the prior year.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2025			2024			2023
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$159	$542	$701	$145	$542	$687	$120	$416	$536
Term Life	16	128	144	18	116	134	20	100	120
Universal Life	3	107	110	4	81	85	4	77	81
Total	$178	$777	$955	$167	$739	$906	$144	$593	$737

2025 to 2024 Annual Comparison

Total annualized new business premiums increased $49 million, primarily reflecting:
•higher third-party universal life and term life sales; and
•higher Prudential Advisors variable life sales.

International Businesses

Business Updates

•As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan is implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, in consultation with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. See Note 25 to the Consolidated Financial Statements “—Litigation and Regulatory Matters—Regulatory” for additional information. This matter did not have a material impact on our 2025 operating results; however, we estimate that it will result in a reduction of Prudential of Japan's pre-tax adjusted operating income for 2026 in the range of $300 to $350 million, reflecting decreased sales, increased surrenders, and higher costs. Should the suspension of new sales activities extend beyond the initial 90-day period, the adverse effects are expected to be greater. It is also possible that reputational and other harm resulting from this matter will negatively impact our other businesses in Japan.

•In January 2026, an agreement was entered into to sell the Company’s 24% equity interest (through a private equity limited partnership managed by LeapFrog Investments) in ICEA Lion Insurance Holdings, Ltd., a Kenya-based insurer and asset manager. The closing of this transaction is subject to regulatory approvals and customary closing conditions.

•Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, our International Businesses are reflected as a single operating and reportable segment, which is how the CODM now assesses its performance and allocates resources. Prior to the first quarter of 2025, our International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Consolidated Financial Statements contained herein or to any previously issued financial statements.

•In December 2024, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction was completed in March 2025 with an effective date of March 1, 2025. See Note 15 to the Consolidated Financial Statements for additional information.

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

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year-over-year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 143 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating results:
Revenues	$18,148	$17,925	$18,682
Benefits and expenses	14,901	14,819	15,499
Adjusted operating income	3,247	3,106	3,183
Realized investment gains (losses), net, and related charges and adjustments	123	(911)	93
Change in value of market risk benefits, net of related hedging gains (losses)	18	17	14
Market experience updates	98	89	(46)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(157)	(116)	(76)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$3,329	$2,185	$3,168

2025 to 2024 Annual Comparison

Adjusted operating income increased $141 million, including an unfavorable comparative net impact of $14 million from currency fluctuations. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a net charge of $2 million in 2025, compared to a net charge of $55 million in 2024.
Excluding these items, adjusted operating income increased $102 million, primarily reflecting:

•higher net investment spread results, primarily driven by higher income from non-coupon investments, lower losses from derivatives, and portfolio growth in Japan and Brazil;
•higher underwriting results, driven by business growth in Brazil and growth in retirement and savings products in Japan; and
•higher earnings from joint ventures and other operating entities.
These variances were partially offset by:
•higher operating and variable expenses, primarily driven by business growth; and
•the net impact from ceded reinsurance to Prismic Re International.

Revenues increased $223 million, including an unfavorable comparative net impact of $207 million from our annual reviews and update of assumptions and other refinements. Excluding this item, revenues increased $430 million, primarily reflecting:
•higher net investment income, driven by growth in retirement and savings products in Japan and higher reinvestment rates;
•higher income from non-coupon investments;
•lower losses from derivatives;
•higher policy charges and fee income, driven by growth in retirement and savings products in Japan; and
•higher earnings from joint ventures and other operating entities.
These variances were partially offset by:
•lower premiums attributable to the decline of traditional life insurance business in force in Japan, partially offset by the impact of lower ceded reinsurance in the current period and business growth in Brazil; and
•the net impact from ceded reinsurance to Prismic Re International.

Benefits and expenses increased $82 million, including an unfavorable comparative net impact of $14 million from currency fluctuations and a favorable comparative net impact of $260 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $328 million, primarily reflecting:
•higher interest credited to policyholders’ account balances, reflecting growth in retirement and savings products in Japan; and
•higher general and administrative expenses, including both operating and variable expenses, primarily driven by business growth.
These variances were partially offset by:
•favorable changes in estimates of the liability for future policy benefits; and
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, partially offset by the impact of lower ceded reinsurance in the current year.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:	$2,194	$2,122	$2,087
On a constant exchange rate basis:	$2,205	$2,124	$2,006

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including from a low interest rate environment. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our yen-denominated product offerings as a result of growing demand for these products. See “—Business Outlook” and “—External and Economic Factors—Industry Trends” above for additional information regarding product considerations specific to our Japanese operations.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2025					Year Ended December 31, 2024
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total
	(in millions)
Life Planner	$384	$83	$258	$210	$935	$351	$69	$267	$163	$850
Life Consultants	91	17	88	338	534	101	17	66	302	486
Banks	107	10	1	276	394	143	12	1	292	448
Independent Agency and Other	118	21	87	116	342	86	15	94	145	340
Total	$700	$131	$434	$940	$2,205	$681	$113	$428	$902	$2,124
__________
(1)Includes retirement income, endowment and savings variable life.
(2)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

2025 to 2024 Annual Comparison

Annualized new business premiums, on a constant exchange rate basis, increased $81 million, primarily reflecting:
•Life Planner sales increased $85 million, primarily driven by higher investment contract and life product sales in Japan, and higher life and accident and health product sales in Brazil;
•Life Consultant sales increased $48 million, driven by higher investment contract and retirement product sales, partially offset by lower life product sales;
•Independent Agency and Other sales increased $2 million, primarily driven by higher life product sales, mostly offset by lower investment contract sales; and
•Bank channel sales decreased $54 million, driven by lower life and investment contract product sales.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Life Planners:
Japan	4,283	4,309	4,310
All other countries	1,952	1,726	1,546
Life Consultants	6,983	6,844	6,808
Total	13,218	12,879	12,664

2025 to 2024 Annual Comparison

•The number of Life Planners increased by 200, primarily driven by an increase in Brazil reflecting business growth.
•The number of Life Consultants increased by 139, reflecting favorable recruitment and lower resignations.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating results:
Investment income	$268	$202	$161
Interest expense on debt	(919)	(849)	(829)
Pension and employee benefits	383	366	345
Other corporate activities	(1,306)	(1,502)	(1,711)
Adjusted operating income	(1,574)	(1,783)	(2,034)
Realized investment gains (losses), net, and related charges and adjustments	(382)	150	(580)
Market experience updates	4	2	2
Divested and Run-off Businesses	107	30	21
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	26	(34)	(8)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(1,819)	$(1,635)	$(2,599)

2025 to 2024 Annual Comparison

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $209 million primarily reflecting:
•lower net charges from other corporate activities, primarily driven by lower net costs related to corporate initiatives and long-term compensation plans, and lower expenses driven by an update of internal expense allocations, partially offset by organizational charges in the current year;
•higher investment income results, primarily driven by higher income from non-coupon investments; and
•favorable pension and employee benefits results, primarily driven by higher earnings from our pension and post-retirement plans from higher expected returns on plan assets and lower service costs.
These variances were partially offset by:
•higher interest expense on debt, largely driven by the absence of income offsets from the termination of an affiliated financing agreement resulting from the reinsurance transactions in Individual Life in 2024.

For purposes of calculating pension income from our pension plans for the year ended December 31, 2026, we decreased the discount rate from 5.85% to 5.55% as of December 31, 2025. The expected rate of return on plan assets decreased from 8.00% in 2025 to 7.75% in 2026. The assumed rate of increase in compensation will remain unchanged at 6.25% in 2026. Giving effect to the foregoing changes and other factors, we expect income from our pension plans in 2026 to be approximately $50 million to $55 million lower than 2025 levels. This decrease is primarily driven by the lower expected rate of return on plan assets and the lower discount rate.

For purposes of calculating postretirement income for the year ended December 31, 2026, we decreased the discount rate from 5.70% to 5.25% as of December 31, 2025. The expected rate of return on plan assets decreased from 6.50% in 2025 to 6.25% in 2026. Giving effect to the foregoing changes and other factors, we expect postretirement income in 2026 to be approximately $5 million to $10 million higher than 2025 levels. This increase is primarily driven by favorable equity returns on plan assets in the current year.

In 2026, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 19 to the Consolidated Financial Statements.

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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Long-Term Care	$198	$413	$217
Other(1)	(91)	(383)	(196)
Total Divested and Run-off Businesses income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$107	$30	$21
__________
(1)Effective second quarter of 2024, the results of PGIMW are excluded from PGIM’s adjusted operating results and are included herein.

2025 to 2024 Annual Comparison

Long-Term Care. Results decreased $215 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2025 included a $7 million net charge, while results for 2024 included a $111 million net benefit from these updates.
Excluding this item, results decreased $97 million, primarily reflecting:
•less favorable impacts from changes in the market value of equity securities; and
•lower underwriting results driven by the absence of favorable changes in estimates of the liability for future policy benefits resulting from premium rate increases in the prior year.
These variances were partially offset by:
•higher income from non-coupon investments; and
•lower net realized investment losses from derivatives and sales of fixed income securities.

Other Divested and Run-off Businesses. Results increased $292 million, primarily reflecting:
•the absence of impairments and charges related to management’s decisions to exit Assurance IQ (“AIQ”) and PGIM Wadhwani LLP (and their subsequent classifications as divested businesses in the first and second quarters of 2024, respectively); and
•favorable results related to the Full Service Retirement business.

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

As of December 31, 2025, the excess of actual cumulative earnings over the expected cumulative earnings was $1,635 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of December 31, 2025, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,064 million at December 31, 2025, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.S. GAAP results:
Revenues	$3,751	$3,287	$3,666
Benefits and expenses	3,819	3,400	3,766
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(68)	$(113)	$(100)

2025 to 2024 Annual Comparison

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased by $45 million, primarily reflecting:
•higher net investment activity results, primarily driven by lower realized investment losses from the sale of fixed income securities, partially offset by unfavorable changes in the market value of derivatives.

As a result of this and other factors, a $461 million reduction in the policyholder dividend obligation was recorded in 2025, compared to a $777 million reduction in 2024.

Revenues increased $464 million, primarily reflecting:
•lower realized investment losses, as discussed above.

Benefits and expenses increased $419 million, primarily reflecting:
•higher dividends to policyholders, reflecting a lower reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. See Note 2 to the Consolidated Financial Statements for additional information regarding the reserving methodologies used.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience, and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long term.

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

Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table when Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within types of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations, and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

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

The following paragraphs provide additional details about the material reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2025, represented 36% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, and interest rate assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

Institutional Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies segment, which as of December 31, 2025, represented 32% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology. The primary assumptions used in establishing these reserves include mortality, retirement, and interest rate assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2025, represented 11% of our total future policy benefit reserves, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2025, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Other. Reserves for future policy benefits in our Individual Retirement Strategies segment, Group Insurance segment, and our Corporate and Other operations, represent a small portion of total reserves and are established using methodologies and assumptions specific to each business: Individual Retirement Strategies reserves, less than 1% of total reserves, primarily cover life-contingent payout annuities; Group Insurance reserves, approximately 2% of total reserves, relate to group life and disability benefits; and Corporate and Other reserves, about 3% of total reserves, primarily support long-term care products.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Market Risk Benefits (“MRBs”)

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the Company to other than nominal capital market risk. The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points (“bps”) would result in an increase and a decrease to OCI of $535 million and $575 million, respectively. For additional information regarding the valuation of MRBs, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical impact on December 31, 2025 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance. See Note 15 to the Consolidated Financial Statements for additional information regarding our material reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:
Long-term interest rate:
Increase by 25 bps	$0
Decrease by 25 bps	$0
Long-term equity expected rate of return:
Increase by 50 bps	$0
Decrease by 50 bps	$(5)
Mortality:
Increase by 1%	$85
Decrease by 1%	$(85)
Lapse(2):
Increase by 10%	$150
Decrease by 10%	$(115)
Long-term care disability claim incidence:
Increase by 5%	$(100)
Decrease by 5%	$105
__________
(1)“Market risk benefits” reflects the net impact of market risk benefit assets and liabilities prior to hedging.
(2)Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

Goodwill

We test goodwill for impairment on an annual basis as of December 31 and more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. As of December 31, 2025, the goodwill is allocated to PGIM and International Businesses. Although the accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, the Company performed the quantitative test for its reporting units and compared each reporting unit’s estimated fair value to its carrying value as of December 31, 2025. The carrying value represents the capital that the business would require if operating as a standalone entity.

The fair value of PGIM as of December 31, 2025 was estimated by utilizing a market approach based on an earnings multiple. The average of forward earnings multiples of comparable publicly traded companies based on independent analysts’ consensus estimates for each company’s forecasted earnings was applied to PGIM’s forecasted results, and an implied control premium was added. The fair value for International Businesses was also estimated using a similar approach. The estimated fair values of both PGIM and International Businesses exceeded their carrying values, resulting in no goodwill impairment as of December 31, 2025.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Unanticipated changes in business performance or the regulatory environment, market declines and other events impacting the fair value of the reporting units with assigned goodwill, or increases in the level of equity required to support these businesses, could cause goodwill impairment charges in future periods. For additional information regarding goodwill, see Note 2 and Note 10 to the Consolidated Financial Statements.

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

For equity method investments and wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. See Note 2 to the Consolidated Financial Statements for additional information regarding our OTTI policies.

Pension and Other Postretirement Benefits

We sponsor pension and other postretirement benefit plans covering employees who meet specific eligibility requirements. Our net periodic costs for these plans consider an assumed discount (interest) rate, an expected rate of return on plan assets, expected increases in compensation levels, mortality, and trends in health care costs. Of these assumptions, our expected rate of return assumptions and our discount rate assumptions have historically had the most significant effect on our net period costs associated with these plans.

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium, and capital appreciation, as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt, and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 19 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2025 was 8.00% for our domestic pension plans and 6.50% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2024, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the Year Ended December 31, 2025
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 bps	$(123)	$(11)
Decrease in expected rate of return by 100 bps	$123	$11

Foreign pension plans represent 3% of plan assets at the beginning of 2025. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $3 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $3 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 19 to the Consolidated Financial Statements for information regarding the December 31, 2024 methodology we employed to determine our discount rate for 2025. Our assumed discount rate for 2025 was 5.85% for our domestic pension plans and 5.70% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2024, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the Year Ended December 31, 2025
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 bps	$(55)	$(1)
Decrease in discount rate by 100 bps	$92	$3

Foreign pension plans represent 10% of plan obligations at the beginning of 2025. An increase in discount rate by 100 bps would result in an increase in net periodic pension costs of $0 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $1 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2025, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2026, we decreased the discount rate to 5.55% from 5.85% in 2025. The expected rate of return on plan assets decreased to 7.75% in 2026 from 8.00% in 2025, and the assumed rate of increase in compensation remained unchanged at 6.25%.

 In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2025, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2025
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
	(in millions)
Increase in discount rate by 100 bps	$(864)	$(74)
Decrease in discount rate by 100 bps	$1,004	$86

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

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2025 “Total income tax expense (benefit)” of $47 million.

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

Reinsurance

The Company participates in reinsurance arrangements as either the ceding entity or the assuming entity primarily to manage capital, reduce exposure to loss and risk volatility, and provide additional capacity for future growth and diversification. Reinsurance related assets and liabilities include, in part, embedded derivatives and the cost of reinsurance, which require a significant amount of management judgment. See Note 2 to the Consolidated Financial Statements for additional information regarding reinsurance.

Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2025. See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

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

We believe Prudential Financial’s capitalization and financial profile are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor's Rating Services (“S&P”), Moody's Investor Service, Inc. (“Moody’s”), and Fitch Ratings Inc. (“Fitch”), and “a” for A.M. Best Company (“A.M. Best”). Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all of our insurance company subsidiaries are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

Capital Governance

Our capital management framework is ultimately reviewed and approved by our Board. The Board has authorized our Chief Executive Officer and Chief Financial Officer to approve certain capital actions on behalf of the Company and to further delegate authority with respect to capital actions to appropriate officers, up to specified limits. Any capital commitment that exceeds the authority granted to senior management must be separately authorized by the Board.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2025, the Company had $49.6 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2025	2024
	(in millions)
Equity(1)	$35,515	$34,583
Junior subordinated debt (including hybrid securities)	7,595	7,588
Other capital debt	6,500	6,237
Total capital	$49,610	$48,408
__________
(1)Amounts attributable to Prudential Financial, excluding AOCI.

Insurance Regulatory Capital

We manage PICA, Prudential of Japan, The Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), and other significant insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the RBC ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

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

Although not yet filed, we expect the RBC ratios for PICA and our other domestic insurance subsidiaries as of December 31, 2025 to continue to be above target levels that would support “AA” financial strength ratings.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2025, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	776%
Gibraltar Life consolidated(2)	964%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2025.

The Japanese Financial Services Agency (“FSA”) has implemented a new market-based alternative to the solvency margin ratio framework entitled the Economic Solvency Ratio (“ESR”) that applies to our Japanese insurance subsidiaries. The ESR became effective in April 2025, with disclosure under the new framework required later in 2026.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2024, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to an aggregate of $1.0 billion of its outstanding Common Stock during the period from January 1, 2025 through December 31, 2025. We utilized the entirety of this $1.0 billion share repurchase authorization in 2025. In December 2025, the Board authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2025 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly Period Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2025	$1.35	$480	2.3	$250
September 30, 2025	$1.35	$481	2.4	$250
June 30, 2025	$1.35	$485	2.4	$250
March 31, 2025	$1.35	$486	2.2	$250

	Dividend Amount		Shares Repurchased
Year Ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2025	$5.40	$1,932	9.3	$1,000
December 31, 2024	$5.20	$1,892	8.6	$1,000
December 31, 2023	$5.00	$1,850	10.9	$1,000
December 31, 2022	$4.80	$1,822	14.5	$1,500
December 31, 2021	$4.60	$1,821	24.5	$2,500

In addition, on February 3, 2026, Prudential Financial’s Board of Directors declared a cash dividend of $1.40 per share of Common Stock, payable on March 12, 2026 to shareholders of record as of February 17, 2026.

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

As of December 31, 2025, Prudential Financial had highly liquid assets with a carrying value totaling $4,732 million, a decrease of $1,532 million from December 31, 2024. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,817 million as of December 31, 2025, a decrease of $824 million from December 31, 2024.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$4,641	$4,095
Dividends and/or returns of capital from subsidiaries(1)	2,232	3,332
Affiliated loans/(borrowings) - (capital activities)(2)	3	702
Capital contributions to subsidiaries(3)	(430)	(384)
Total Business Capital Activity(4)	1,805	3,650
Share repurchases(5)	(1,000)	(1,000)
Common Stock dividends(6)	(1,926)	(1,891)
Total Share Repurchases, Dividends and Business Disposition Activity	(2,926)	(2,891)
Proceeds from the issuance of debt(7)	1,109	1,124
Repayments of debt	(1,008)	(512)
Total Debt Activity	101	612
Net interest expense	(974)	(831)
Affiliated (borrowings)/loans - (operating activities)(8)	474	(887)
Tax cash flows(4)	289	448
Other corporate cash flows(4)	179	102
Share issuances for employee stock purchases and other(4)	228	343
Total Other Activity	196	(825)
Net increase (decrease) in highly liquid assets	(824)	546
Highly Liquid Assets, end of period	$3,817	$4,641
__________
(1)2025 includes $900 million from PICA, $618 million from international insurance subsidiaries, $500 million from Individual Life insurance captives, $202 million from PGIM subsidiaries, and $12 million from other subsidiaries. 2024 includes $1,550 million from PICA, $800 million from a holding company, funded by one of our captive insurance subsidiaries, inclusive of proceeds associated with the reinsurance of a portion of the Company’s guaranteed universal life policies, $585 million from international insurance subsidiaries, $336 million from other subsidiaries, and $61 million from PGIM subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2025 includes $3 million from international insurance subsidiaries. 2024 includes $502 million from international insurance subsidiaries, and $200 million from captive reinsurance subsidiaries.
(3)2025 includes capital contributions of $363 million to international insurance subsidiaries, $61 million to other subsidiaries, and $6 million to PICA. 2024 includes capital contributions of $240 million to international insurance subsidiaries, $90 million to PGIM subsidiaries (which is completely offset in “Affiliated (borrowings)/loans - (operating activities)” within this table), and $54 million to other subsidiaries.
(4)2025 “Total Business Capital Activity” includes segment inflows of $2,792 million from U.S. Businesses, $819 million from International Businesses, $509 million from PGIM, and outflows of $2,315 million to Corporate and Other operations. 2024 “Total Business Capital Activity” includes segment inflows of $4,132 million from U.S. Businesses, $1,531 million from International Businesses, $461 million from PGIM, and outflows of $2,474 million to Corporate and Other operations. In addition, Corporate & Other operations had net inflows of $696 million and $893 million, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table. In addition, $347 million of PICA’s dividend capacity was used to fund the July 2025 maturity of the PICA surplus note.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Includes $369 million and $135 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA in 2025 and 2024, respectively.
(8)Represents loans to and from affiliated subsidiaries to support business operating needs. 2025 includes $100 million from captive reinsurance subsidiaries.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2025, Prudential Financial received dividends of $900 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates. In the first quarter of 2025, Prudential Financial received a return of capital of $500 million from a holding company funded by a domestic captive insurance subsidiary.

International insurance subsidiaries. During 2025, Prudential Financial received dividends of $618 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2025, Prudential Financial received dividends of $202 million from PGIM subsidiaries and $12 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay Common Stock dividends based on calculations specified by Japanese law. Dividends in excess of these amounts and other forms of capital distribution may require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2026, after which time the Common Stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

	December 31,
	2025	2024
	(in billions)
PICA	$232.4	$234.6
PLIC	45.1	46.2
Pruco Life	116.6	96.3
Other(1)	(79.5)	(83.1)
Total market risk benefits, future policy benefits and policyholders’ account balances(2)	$314.6	$294.0
__________
(1)Includes the impact of intercompany eliminations.
(2)Amounts are reflected gross of affiliated reinsurance recoverables. See Note 13 to the Consolidated Financial Statements for information regarding cash surrender values associated with policyholders’ account balances.

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

Gross account withdrawals for our domestic insurance operations’ products in 2025 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2025	2024
	(in billions)
Prudential of Japan(1)	$58.4	$58.7
Gibraltar Life(2)	97.8	96.0
Other international insurance subsidiaries, excluding Japan	3.6	2.5
Other(3)	(13.9)	(13.9)
Total market risk benefits, future policy benefits and policyholders’ account balances(4)	$145.9	$143.3
__________
(1)As of December 31, 2025 and 2024, $21.6 billion and $20.3 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with USD-denominated products that are coinsured to our domestic insurance operations and supported by USD-denominated assets. As of December 31, 2025 and 2024, $5.6 billion and $4.8 billion, respectively, of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and USD-denominated products that are coinsured to Gibraltar Reinsurance Company Ltd. (“Gibraltar Re”), a Bermuda-based reinsurance affiliate, and primarily supported by yen- and USD-denominated assets.
(2)As of December 31, 2025 and 2024, $6.8 billion and $6.5 billion, respectively, of the insurance-related liabilities for Gibraltar Life (including PGFL) are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by USD-denominated assets. As of December 31, 2025 and 2024, $31.0 billion and $25.1 billion, respectively, of the insurance-related liabilities for Gibraltar Life (including PGFL) are primarily associated with yen- and USD-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and USD-denominated assets.
(3)Reflects the impact of intercompany eliminations.
(4)Amounts are reflected gross of affiliated reinsurance recoverables. See Note 13 to the Consolidated Financial Statements for information regarding cash surrender values associated with policyholders’ account balances.

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

Prudential of Japan and Gibraltar Life sell USD-denominated investment contracts with a market value adjustment feature to mitigate the profitability impact for surrenders, as these contracts may be subject to increased surrenders should the yen depreciate or if interest rates in the U.S. decline relative to Japan. As of December 31, 2025, products with a market value adjustment feature represented $41.5 billion of our Japan operations’ insurance-related liabilities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2025
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$7.3	$1.0	$3.2	$11.5	$12.5
Fixed maturity investments(2):
High or highest quality	127.7	26.4	49.5	203.6	180.3
Other than high or highest quality	7.9	2.2	2.9	13.0	12.1
Subtotal	135.6	28.6	52.4	216.6	192.4
Public equity securities, at fair value	1.8	1.6	2.9	6.3	5.4
Total	$144.7	$31.2	$58.5	$234.4	$210.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2025
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2024
	(in billions)
Cash and short-term investments	$0.8	$4.6	$3.7	$9.1	$7.4
Fixed maturity investments(3):
High or highest quality(4)	24.1	47.1	26.6	97.8	102.6
Other than high or highest quality	0.4	0.4	3.8	4.6	3.6
Subtotal	24.5	47.5	30.4	102.4	106.2
Public equity securities	4.2	0.9	0.4	5.5	4.2
Total	$29.5	$53.0	$34.5	$117.0	$117.8
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2025, $55.2 billion, or 56%, were invested in government or government agency bonds.

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

For additional information regarding our hedging strategy, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates.”

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

	Year Ended December 31,
Cash Settlements Received (Paid):	2025	2024
	(in millions)
Internal Hedges(1)	$451	$740
External Hedges(2)	156	(162)
Total Cash Settlements	$607	$578

	As of December 31,
Assets (Liabilities):	2025	2024
	(in millions)
Internal Hedges(1)	$999	$968
External Hedges(3)	97	341
Total Assets (Liabilities)(4)	$1,096	$1,309
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of ($11) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and ($9) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar for the years ended December 31, 2025 and 2024, respectively.
(3)Includes non-yen related assets (liabilities) of ($44) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, and $91 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2025 and 2024, respectively.
(4)As of December 31, 2025, approximately $167 million, $303 million, $291 million and $334 million of the net market values are scheduled to settle in 2026, 2027, 2028 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, a funding agreement facility with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, committed and uncommitted repurchase agreements and mortgage dollar rolls, to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments (primarily corporate bonds), mortgage loans, private placements, and other fixed and floating rate structured credit assets (CLOs), with a weighted average life at time of purchase by the short-term portfolios of five years or less. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch, and are managed to a weighted average maturity that cannot exceed 99 days beyond the weighted average maturity of the lending book, which is overnight.

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2025			December 31, 2024
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,802	$2,796	$9,598	$4,779	$2,017	$6,796
Cash collateral for loaned securities	8,379	321	8,700	8,315	1,306	9,621
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$15,181	$3,117	$18,298	$13,094	$3,323	$16,417
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$13,527	$2,357	$15,884	$12,325	$3,220	$15,545
Weighted average maturity, in days(3)	7	2		5	4
__________
(1)The daily average outstanding balance for the years ended December 31, 2025 and 2024 was $14,831 million and $11,196 million, respectively, for PFI excluding the Closed Block division, and $3,359 million and $3,671 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of December 31, 2025, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $100.6 billion, of which $17.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2025, we believe approximately $14.0 billion of the remaining eligible assets are readily lendable, including approximately $11.6 billion relating to PFI excluding the Closed Block division, of which $3.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.4 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2025, total short-term and long-term debt of the Company on a consolidated basis was $20.3 billion, an increase of $0.2 billion from December 31, 2024. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2025			December 31, 2024
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$849	$874	$25	$496	$521
Current portion of long-term debt	536	0	536	0	347	347
Subtotal	561	849	1,410	25	843	868
General obligation long-term debt:
Senior debt	10,823	0	10,823	10,245	0	10,245
Junior subordinated debt (1)	7,555	40	7,595	8,548	39	8,587
Surplus notes(2)	0	0	0	0	0	0
Subtotal	18,378	40	18,418	18,793	39	18,832
Total general obligations	18,939	889	19,828	18,818	882	19,700
Limited and non-recourse borrowings(3)
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	33	33	0	85	85
Long-term debt	0	438	438	0	355	355
Subtotal	0	471	471	0	440	440
Total borrowings	$18,939	$1,360	$20,299	$18,818	$1,322	$20,140
__________
(1)As of December 31, 2025 and 2024, includes $0 million and $1,000 million, respectively, of hybrid securities classified as operating debt.
(2)Amounts are net of assets under set-off arrangements of $15,744 million and $14,748 million as of December 31, 2025 and 2024, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
(3)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $216 million and $185 million as of December 31, 2025 and 2024, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $255 million as of both December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 18 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $14.1 billion and $13.8 billion as of December 31, 2025 and 2024, respectively. Operating debt was $5.7 billion and $5.9 billion as of December 31, 2025 and 2024, respectively, and is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and AIQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $500 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly owned subsidiary of the Company. As of December 31, 2025, $287 million in principal amount of these surplus notes and credit-linked notes were outstanding. The PICA surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval. PICA holds these credit-linked notes as assets supporting statutory requirements and can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting PICA. Under the agreements, the external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. To date, no such payments under these credit-linked notes have been required. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements.

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

Prudential Financial’s borrowings increased $0.1 billion from December 31, 2024, primarily driven by $750 million in senior unsecured notes issuances and $369 million in retail notes issuances, offset by $1 billion in debt redemptions. In March 2025, the Company issued $750 million in aggregate principal amount of 5.20% senior unsecured notes due in March 2035. In May 2025, the Company redeemed, in full, $1.0 billion in aggregate principal amount of 5.37% junior subordinated notes due in 2045. For additional information regarding long-term debt, see Note 18 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries increased $38 million from December 31, 2024.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November 2024, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.

As of December 31, 2025, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million, of which $7,660 million was outstanding, as compared to an aggregate issuance capacity of $8,000 million, of which $7,560 million was outstanding, as of December 31, 2024. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.

As of December 31, 2025, we also had outstanding an aggregate of $100 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2025, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	1/17/2025	11/19/2025	6/11/2025	9/9/2025
Current outlook	Stable	Stable	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	(P)A1	NR
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
__________
*“NR” indicates not rated.
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

For an industry, an outlook generally indicates the potential for rating actions among the majority of companies in the sector over the next 12 to 18 months. AM Best, Fitch, Moody’s, and S&P currently have a Stable outlook on the U.S. life insurance sector which implies that the rating agency expects the majority of ratings to remain unchanged.

For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals which, if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, Fitch, Moody’s and S&P currently have the Company’s ratings on Stable outlook.

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require PICA to either post collateral or a letter of credit in the amount of approximately $0.8 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for PICA.

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

The primary investment objectives of the Closed Block division include:

•providing for the reasonable dividend expectations of the participating policyholders within the Closed Block division; and
•optimizing total return, including both investment income yield and capital appreciation, within risk constraints, while managing the market risk exposures associated with the major product liabilities in the Closed Block division.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2025, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division and Funds Withheld, including the impact of derivatives, was between 5 and 6 years. As of December 31, 2025, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 8 and 9 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities and mortgage loans. In addition, we hold allocations of non-coupon investments, which include equity securities and other invested assets such as limited partnerships and limited liability companies (“LPs/LLCs”), real estate held through direct ownership, derivative instruments, and seed money investments in separate accounts.

We manage our public fixed maturity portfolio to a risk profile directed or overseen by the CIO Organization and Risk Management groups and to a profile that also reflects the market environments impacting both our domestic and international insurance portfolios. The return that we earn on the portfolio will be reflected in investment income and in realized gains or losses on investments.

We use privately-placed corporate debt securities and mortgage loans, which consist of mortgages on diversified properties in terms of geography, property type and borrowers, to enhance the yield on our portfolios and to improve the overall diversification of the portfolios. Private placements typically offer enhanced yields due to an illiquidity premium and generally offer enhanced credit protection in the form of covenants. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

Derivative strategies are employed in the context of our risk management framework to enhance our ability to manage interest rate and currency risk exposures of the asset portfolio relative to the liabilities and to manage credit and equity positions in the investment portfolios. For a discussion of our risk management process, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

Our portfolio asset allocation reflects our emphasis on diversification across asset classes, sectors and issuers. The CIO Organization, directly and through related functions within the insurance subsidiaries, implements portfolio strategies primarily through Prudential’s PGIM segment. Activities of the PGIM segment on behalf of the general account portfolios are directed and overseen by the CIO Organization and monitored by Risk Management for compliance with investment risk limits.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld as of the dates indicated:

	December 31, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,796	53.6%	$18,833	$4,576	$238,205
Private, available-for-sale, at fair value	80,634	20.2	10,049	2,217	92,900
Fixed maturities, trading, at fair value	4,818	1.2	581	9,049	14,448
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	1.2	0	0	4,842
Equity securities, at fair value	8,922	2.2	1,593	0	10,515
Commercial mortgage and other loans, at book value, net of allowance	56,195	14.0	7,463	263	63,921
Policy loans, at outstanding balance	6,741	1.7	3,217	0	9,958
Other invested assets, net of allowance(1)	17,684	4.4	4,532	1,850	24,066
Short-term investments, net of allowance	6,078	1.5	255	71	6,404
Total general account investments	400,710	100.0%	46,523	18,026	465,259
Invested assets of other entities and operations(2)	5,260		0	0	5,260
Total investments	$405,970		$46,523	$18,026	$470,519

	December 31, 2024
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$206,078	54.9%	$19,103	$4,837	$230,018
Private, available-for-sale, at fair value	68,759	18.3	9,625	2,795	81,179
Fixed maturities, trading, at fair value	4,068	1.1	647	7,732	12,447
Assets supporting experience-rated contractholder liabilities, at fair value	3,707	1.0	0	0	3,707
Equity securities, at fair value	7,254	1.9	1,642	0	8,896
Commercial mortgage and other loans, at book value, net of allowance	53,987	14.4	7,652	233	61,872
Policy loans, at outstanding balance	6,447	1.7	3,348	0	9,795
Other invested assets, net of allowance(1)	16,781	4.4	4,929	1,867	23,577
Short-term investments, net of allowance	8,493	2.3	520	43	9,056
Total general account investments	375,574	100.0%	47,466	17,507	440,547
Invested assets of other entities and operations(2)	4,233		0	0	4,233
Total investments	$379,807		$47,466	$17,507	$444,780
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in 2025 was primarily due to net business inflows, a net decrease in U.S. interest rates and the translation impact of the U.S. dollar weakening against the yen, partially offset by assets transferred due to the Prismic Re International transaction and an increase in Japan interest rates. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2025 and 2024, 39% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2025	2024
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$102,061	$102,904
Private, available-for-sale, at fair value	21,284	21,603
Fixed maturities, trading, at fair value	551	461
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	3,707
Equity securities, at fair value	1,652	1,845
Commercial mortgage and other loans, at book value, net of allowance	14,487	16,137
Policy loans, at outstanding balance	2,708	2,608
Other invested assets(1)	6,357	6,588
Short-term investments, net of allowance	2,166	2,324
Total Japanese general account investments	$156,108	$158,177
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2025 was primarily due to the Prismic Re International transaction and an increase in Japan interest rates, partially offset by net business inflows and a decrease in U.S. interest rates.

As of December 31, 2025, our Japanese insurance operations had $95.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third-party derivative contracts and $86.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2024, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.0 billion that were hedged to yen through third-party derivative contracts and $80.5 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $7.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2024 was primarily attributable to portfolio growth as a result of net business inflows and a net decrease in U.S. interest rates, partially offset by the Prismic Re International transaction.

Our Japanese insurance operations had $1.9 billion and $2.5 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2025 and 2024, respectively. The $0.6 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2024 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.52%	$9,313	3.24%	$4,521	4.48%	$13,834	$1,450	$720	$16,004
Assets supporting experience-rated contractholder liabilities	0.00	0	1.17	49	1.17	49	0	0	49
Equity securities	2.18	114	3.35	59	2.48	173	26	0	199
Commercial mortgage and other loans	4.87	1,881	3.85	580	4.58	2,461	335	20	2,816
Policy loans	4.99	190	3.83	102	4.51	292	196	(5)	483
Short-term investments and cash equivalents	5.53	674	4.36	162	5.26	836	44	4	884
Gross investment income	5.32	12,172	3.28	5,473	4.45	17,645	2,051	739	20,435
Investment expenses	(0.20)	(860)	(0.13)	(349)	(0.17)	(1,209)	(241)	(2)	(1,452)
Investment income after investment expenses	5.12%	11,312	3.15%	5,124	4.28%	16,436	1,810	737	18,983
Other invested assets(3)		743		650		1,393	246	667	2,306
Investment results of other entities and operations(4)		184		0		184	0	0	184
Total net investment income		$12,239		$5,774		$18,013	$2,056	$1,404	$21,473

	Year Ended December 31, 2024
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.36%	$8,538	3.15%	$4,358	4.33%	$12,896	$1,491	$828	$15,215
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	38	1.11	38	0	0	38
Equity securities	3.23	121	3.29	49	3.25	170	35	1	206
Commercial mortgage and other loans	4.65	1,605	3.81	632	4.38	2,237	325	13	2,575
Policy loans	5.18	194	3.81	98	4.62	292	204	(4)	492
Short-term investments and cash equivalents	6.46	870	5.57	126	6.35	996	72	9	1,077
Gross investment income	5.26	11,328	3.21	5,301	4.37	16,629	2,127	847	19,603
Investment expenses	(0.19)	(787)	(0.12)	(329)	(0.16)	(1,116)	(288)	(3)	(1,407)
Investment income after investment expenses	5.07%	10,541	3.09%	4,972	4.21%	15,513	1,839	844	18,196
Other invested assets(3)		546		489		1,035	209	448	1,692
Investment results of other entities and operations(4)		21		0		21	0	0	21
Total net investment income		$11,108		$5,461		$16,569	$2,048	$1,292	$19,909

	Year Ended December 31, 2023
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.18%	$8,114	2.92%	$4,004	4.12%	$12,118	$1,489	$105	$13,712
Assets supporting experience-rated contractholder liabilities	0.00	0	1.13	25	1.13	25	0	0	25
Equity securities	2.82	95	3.61	61	3.09	156	41	0	197
Commercial mortgage and other loans	4.19	1,299	3.70	649	4.01	1,948	322	0	2,270
Policy loans	5.07	191	3.88	99	4.59	290	209	0	499
Short-term investments and cash equivalents	5.62	748	3.72	94	5.41	842	55	0	897
Gross investment income	5.17	10,447	3.03	4,932	4.24	15,379	2,116	105	17,600
Investment expenses	(0.13)	(551)	(0.13)	(318)	(0.13)	(869)	(254)	(1)	(1,124)
Investment income after investment expenses	5.04%	9,896	2.90%	4,614	4.11%	14,510	1,862	104	16,476
Other invested assets(3)		629		306		935	97	78	1,110
Investment results of other entities and operations(4)		279		0		279	0	0	279
Total net investment income		$10,804		$4,920		$15,724	$1,959	$182	$17,865
__________
(1)The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets. The year ended December 31, 2024 has been updated to reflect the correction of an error.
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
(5)The total yield excluding Funds Withheld was 4.29%, 4.22% and 4.01% for the years ended December 31, 2025, 2024 and 2023, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for 2025 compared to 2024 was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2025 compared to 2024 was primarily the result of higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $71.4 billion and $67.0 billion, for the years ended December 31, 2025 and 2024, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was $2.0 billion and $3.1 billion, for the years ended December 31, 2025 and 2024, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
PFI excluding Closed Block Division and Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$121	$(146)	$(49)
Write-downs on fixed maturities(1)	(322)	(893)	(43)
Net gains (losses) on sales and maturities	(251)	(1,037)	(659)
Fixed maturity securities(2)	(452)	(2,076)	(751)
(Addition to) release of allowance for credit losses on loans	73	(100)	(199)
Write-downs on mortgage and other loans	(231)	(123)	(29)
Net gains (losses) on sales and maturities	(5)	0	0
Commercial mortgage and other loans	(163)	(223)	(228)
Derivatives	(1,792)	78	(1,774)
OTTI losses on other invested assets recognized in earnings	(13)	(16)	(50)
(Addition to) release of allowance for credit losses on other invested assets	0	0	4
Other net gains (losses)	(15)	193	202
Other	(28)	177	156
Subtotal	(2,435)	(2,044)	(2,597)
Investment results of other entities and operations(3)	19	48	0
Subtotal — PFI excluding Closed Block Division and Funds Withheld(4)	$(2,416)	$(1,996)	$(2,597)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$31	$(49)	$29
Write-downs on fixed maturities(1)	(75)	(8)	(6)
Net gains (losses) on sales and maturities	(154)	(679)	(370)
Fixed maturity securities(2)	(198)	(736)	(347)
(Addition to) release of allowance for credit losses on loans	34	(17)	(58)
Write-downs on mortgage loans	(68)	(30)	0
Net gains (losses) on sales and maturities	(5)	0	0
Commercial mortgage and other loans	(39)	(47)	(58)
Derivatives	(147)	13	19
OTTI losses on other invested assets recognized in earnings	(4)	0	0
(Addition to) release of allowance for credit losses on other invested assets	0	0	2
Other net gains (losses)	15	1	4
Other	15	1	6
Subtotal — Closed Block Division	$(373)	$(769)	$(380)
Funds Withheld(4):
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(5)	$0	$0

Write-downs on fixed maturities(1)	(11)	(24)	(32)
Net gains (losses) on sales and maturities	(236)	(434)	(179)
Fixed maturity securities(2)	(252)	(458)	(211)
Commercial mortgage and other loans	(1)	0	0
Derivatives	(539)	574	(444)
(Addition to) release of allowance for credit losses on other invested assets	0	0	0
Other net gains (losses)	(551)	(780)	17
Other	(551)	(780)	17
Subtotal — Funds Withheld(4)	$(1,343)	$(664)	$(638)
PFI realized investment gains (losses), net	$(4,132)	$(3,429)	$(3,615)
__________
(1)Amounts represent write-downs of credit adverse securities, securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis and securities actively marketed for sale.
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

2025 to 2024 Annual Comparison. Net losses on sales and maturities of fixed maturity securities were $251 million for the year ended December 31, 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net losses on sales and maturities of fixed maturity securities were $1,037 million for the year ended December 31, 2024 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $1,792 million for the year ended December 31, 2025, primarily included:

•$956 million of net losses on product-related hedge positions and related embedded derivatives including those unfavorably impacted by the annual review and update of assumptions and other refinements within Individual Life; and
•$767 million of losses on foreign currency hedges primarily due to U.S. dollar depreciation versus foreign currencies.

Net realized gains on derivative instruments of $78 million for the year ended December 31, 2024, primarily included:

•$682 million of net gains on product-related hedge positions and related embedded derivatives;
•$513 million of gains on foreign currency hedges primarily due to U.S. dollar appreciation versus foreign currencies;
•$100 million of gains on synthetic GICs; and
•$94 million of gains on credit default swaps due to credit spreads tightening.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2025
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2026	$11,157	3.5%
Maturing in 2027	14,627	4.6
Maturing in 2028	13,521	4.2
Maturing in 2029	14,687	4.6
Maturing in 2030	16,272	5.1
Maturing in 2031	13,715	4.3
Maturing in 2032	13,225	4.1
Maturing in 2033	8,965	2.8
Maturing in 2034	10,372	3.2
Maturing in 2035	9,925	3.1
Maturing in 2036	5,501	1.7
Maturing in 2037 and beyond	158,744	49.7
Total corporate & government securities	290,711	90.9
Asset-backed securities	17,098	5.4
Commercial mortgage-backed securities	6,813	2.1
Residential mortgage-backed securities	5,103	1.6
Total fixed maturities	$319,725	100.0%

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	December 31, 2025					December 31, 2024
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$47,215	$818	$2,581	$2	$45,450	$43,697	$470	$3,614	$4	$40,549
Consumer non-cyclical	33,622	679	2,752	4	31,545	31,721	420	3,504	33	28,604
Utility	31,576	797	2,405	21	29,947	28,984	421	2,991	18	26,396
Capital goods	21,194	560	1,045	2	20,707	19,444	242	1,561	37	18,088
Consumer cyclical	12,645	384	465	30	12,534	11,955	198	674	81	11,398
Foreign agencies	1,692	25	126	0	1,591	1,838	26	168	0	1,696
Energy	13,336	349	628	8	13,049	12,310	159	894	19	11,556
Communications	6,607	210	487	23	6,307	6,872	169	568	63	6,410
Basic industry	8,021	217	467	20	7,751	7,651	96	619	0	7,128
Transportation	12,704	406	739	19	12,352	11,783	177	1,002	0	10,958
Technology	7,136	168	344	19	6,941	5,554	84	408	14	5,216
Industrial other	5,200	56	795	4	4,457	4,750	30	881	5	3,894
Total corporate securities	200,948	4,669	12,834	152	192,631	186,559	2,492	16,884	274	171,893
Foreign government(2)	61,928	474	12,324	0	50,078	62,880	1,828	7,801	0	56,907
Residential mortgage-backed(3)	5,103	38	149	0	4,992	2,468	14	214	0	2,268
Asset-backed	17,098	214	19	1	17,292	14,664	201	40	0	14,825
Commercial mortgage-backed	6,813	71	192	0	6,692	6,185	22	344	0	5,863
U.S. Government	22,520	655	4,382	0	18,793	21,451	584	4,499	0	17,536
State & Municipal	5,315	131	494	0	4,952	5,965	129	549	0	5,545
Total fixed maturities, available-for-sale	$319,725	$6,252	$30,394	$153	$295,430	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2025 and 2024, based on amortized cost, 89% and 90% represent Japanese government bonds held by our Japanese insurance operations, respectively. No other individual country represented more than 6% and more than 5% of the balance as of December 31, 2025 and 2024, respectively.
(3)As of December 31, 2025 and 2024, based on amortized cost, 96% and 93% were rated A or higher, respectively.

The decrease in net unrealized losses from December 31, 2024 to December 31, 2025 was primarily due to the net impact of decreases in U.S. interest rates, partially offset by increases in Japan interest rates.

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

Ratings assigned by nationally recognized rating agencies include S&P, Moody’s, Fitch and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or, if these are not available, an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the FSA. The FSA has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the FSA’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s and S&P, or rating equivalents based on ratings assigned by Japanese credit rating agencies.

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	December 31, 2025					December 31, 2024
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$205,414	$2,921	$24,708	$0	$183,627	$195,449	$3,669	$22,081	$0	$177,037
2	94,638	2,684	4,913	0	92,409	87,400	1,287	7,197	0	81,490
Subtotal High or Highest Quality Securities(4)	300,052	5,605	29,621	0	276,036	282,849	4,956	29,278	0	258,527
3	13,186	476	656	19	12,987	11,290	174	856	0	10,608
4	4,448	98	61	22	4,463	3,910	63	131	28	3,814
5	1,708	38	45	51	1,650	1,490	46	46	36	1,454
6	331	35	11	61	294	633	31	20	210	434
Subtotal Other Securities(5)(6)	19,673	647	773	153	19,394	17,323	314	1,053	274	16,310
Total fixed maturities, available-for-sale	$319,725	$6,252	$30,394	$153	$295,430	$300,172	$5,270	$30,331	$274	$274,837
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2025 and 2024, 1,482 securities with amortized cost of $9,683 million (fair value, $9,598 million) and 803 securities with amortized cost of $4,147 million (fair value, $3,840 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2025, includes gross unrealized losses of $579 million on public fixed maturities and $194 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2024, includes gross unrealized losses of $625 million on public fixed maturities and $428 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2025, includes $230,712 million of public fixed maturities and $69,340 million of private fixed maturities and, as of December 31, 2024, includes $219,914 million of public fixed maturities and $62,935 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2025, includes $7,277 million of public fixed maturities and $12,396 million of private fixed maturities and, as of December 31, 2024, includes $6,706 million of public fixed maturities and $10,617 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2025, securities considered below investment grade based on low issue composite ratings total $16,427 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	December 31, 2025				December 31, 2024
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,736	$7,786	$5,422	$5,418	$7,548	$7,624	$4,905	$4,735
AA	6,562	6,623	1,385	1,268	4,836	4,863	1,271	1,119
A	1,981	2,004	1	1	1,790	1,795	1	1
BBB	703	715	0	0	363	367	0	0
BB and below	116	164	5	5	127	176	8	8
Total(3)	$17,098	$17,292	$6,813	$6,692	$14,664	$14,825	$6,185	$5,863
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2025 and 2024, including S&P, Moody’s, Fitch and Morningstar.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	December 31, 2025		December 31, 2024
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,727	$5,757	$5,811	$5,883
AA	5,017	5,076	3,937	3,970
A	35	35	13	13
BBB	26	26	14	14
BB and below	18	18	11	11
Total(2)(3)	$10,823	$10,912	$9,786	$9,891
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2025 and 2024, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both December 31, 2025 and 2024.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2025	December 31, 2024
	(in millions)
Commercial mortgage and agricultural property loans	$54,198	$53,384
Residential mortgage loans	1,632	19
Uncollateralized loans	171	595
Other collateralized loans	591	457
Total recorded investment gross of allowance(1)	56,592	54,455
Allowance for credit losses	(397)	(468)
Total commercial mortgage and other loans, net	$56,195	$53,987
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both December 31, 2025 and 2024.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	December 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,633	34.5%	$18,683	35.0%
South Atlantic	9,241	17.1	8,643	16.2
Middle Atlantic	6,358	11.7	6,192	11.6
East North Central	3,433	6.3	3,090	5.8
West South Central	5,065	9.4	5,428	10.2
Mountain	2,890	5.3	2,845	5.3
New England	1,190	2.2	1,205	2.3
West North Central	497	0.9	520	1.0
East South Central	1,200	2.2	1,122	2.1
Subtotal-U.S.	48,507	89.6	47,728	89.5
Europe	3,701	6.8	3,505	6.5
Mexico	882	1.6	913	1.7
Asia	612	1.1	688	1.3
Other	496	0.9	550	1.0
Total commercial mortgage and agricultural property loans	$54,198	100.0%	$53,384	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	December 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,541	28.7%	$15,314	28.7%
Retail	4,780	8.8	4,547	8.5
Office	5,523	10.2	6,587	12.3
Apartments/Multi-Family	15,781	29.1	15,066	28.2
Agricultural properties	6,959	12.8	6,497	12.2
Hospitality	1,496	2.8	1,603	3.0
Self-Storage(1)	1,889	3.5	1,858	3.5
Health Care Senior Living(1)	1,607	3.0	1,635	3.1
Other	622	1.1	277	0.5
Total commercial mortgage and agricultural property loans	$54,198	100.0%	$53,384	100.0%
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

As of December 31, 2025, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.31 times and a weighted-average loan-to-value ratio of 57%. For those commercial mortgage and agricultural property loans that were originated in 2025, the weighted-average debt service coverage ratio was 1.65 times, and the weighted-average loan-to-value ratio was 59%.

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

As of December 31, 2025, 95% of commercial mortgage, agricultural property and residential mortgage loans were fixed rate loans.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.7 billion and $1.8 billion of such loans as of December 31, 2025 and 2024, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both December 31, 2025 and 2024, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2025
	Debt Service Coverage Ratio
Loan-to-Value Ratio	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
	(in millions)
0%-59.99%	$27,975	$798	$520	$29,293
60%-69.99%	13,706	956	213	14,875
70%-79.99%	4,810	270	173	5,253
80% or greater	2,942	312	1,523	4,777
Total commercial mortgage and agricultural property loans	$49,433	$2,336	$2,429	$54,198

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	December 31, 2025
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2025	$6,760	12.4%
2024	7,366	13.6
2023	5,393	10.0
2022	4,080	7.5
2021	6,596	12.2
2020	2,910	5.4
2019	5,319	9.8
2018 & Prior	15,556	28.7
Revolving Loans	218	0.4
Total commercial mortgage and agricultural property loans	$54,198	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2025
Vintage	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2026	$4,953	8.8%
Maturing in 2027	5,706	10.1
Maturing in 2028	8,856	15.6
Maturing in 2029	8,495	15.0
Maturing in 2030	6,956	12.3
Maturing in 2031	4,612	8.1
Maturing in 2032	3,633	6.4
Maturing in 2033	2,150	3.8
Maturing in 2034	1,529	2.7
Maturing in 2035	2,239	4.0
Maturing in 2036	807	1.4
Maturing in 2037 and beyond	6,656	11.8
Total commercial mortgage and other loans	$56,592	100.0%

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

The current expected credit loss (“CECL”) allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural property loans, residential mortgage loans, uncollateralized loans and other collateralized loans.

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

When individual loans no longer have the credit risk characteristics of the commercial mortgage or agricultural property loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

For residential mortgage loans, the CECL calculation pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics. When individual loans become nonperforming, the allowance is determined based on annual expected loss rates for nonperforming loans or the fair value of the collateral if the loan is collateral dependent. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

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

The following table sets forth the balance of and change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2025	December 31, 2024
	(in millions)
Allowance, beginning of year	$468	$372
Addition to (release of) allowance for credit losses	133	207
Write-downs charged against the allowance	(205)	(107)
Other	1	(4)
Allowance, end of year	$397	$468

The allowance for credit losses as of December 31, 2025 decreased in comparison to December 31, 2024, primarily related to write-downs against loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector, partially offset by an increase in loan-specific reserves within the retail sector.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,464	$1,248	$7	$2,705	$903	$1,010	$9	$1,904
Other common stocks	5,486	737	92	6,131	4,728	684	122	5,290
Non-redeemable preferred stocks	68	36	18	86	43	36	19	60
Total equity securities, at fair value	$7,018	$2,021	$117	$8,922	$5,674	$1,730	$150	$7,254

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $483 million and $475 million during the years ended December 31, 2025 and 2024, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31, 2025	December 31, 2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,400	$7,535
Hedge funds	2,139	2,339
Real estate-related	1,591	1,586
Subtotal equity method	11,130	11,460
Fair value:
Private equity	577	728
Hedge funds	1,197	1,308
Real estate-related	434	423
Subtotal fair value	2,208	2,459
Total LPs/LLCs	13,338	13,919
Real estate held through direct ownership(1)	1,572	1,426
Total alternative assets	14,910	15,345
Credit-like instruments(2)	1,777	933
Derivative instruments	60	(438)
Other(3)	937	941
Total other invested assets	$17,684	$16,781

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	December 31, 2025	December 31, 2024
	(in millions)
Total alternative assets	$14,910	$15,345
Less: Divested Businesses(4)	(824)	(799)
Less: Interests held by unaffiliated investors(5)	(1,393)	(1,209)
Total alternative assets of operating businesses	$12,693	$13,337
__________
(1)As of December 31, 2025 and 2024, investment real estate held through direct ownership had mortgage debt of $217 million and $185 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.” As of December 31, 2025 and 2024, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position were $283 million and $45 million, respectively.
(3)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements.
(4)As of December 31, 2025 and 2024, interests held by Divested Businesses include private equity of $521 million and $520 million, hedge funds of $145 million and $117 million, real estate related of $154 million and $156 million, and investment real estate held through direct ownership of $4 million and $6 million, respectively.
(5)As of December 31, 2025 and 2024, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position include, investment real estate held through direct ownership of $923 million and $741 million, hedge funds of $160 million and $177 million and real estate related of $310 million and $291 million, respectively.

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

	December 31, 2025	December 31, 2024
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$162	$368
Private, available-for-sale, at fair value	188	5
Fixed maturities, trading, at fair value(1)	421	83
Equity securities, at fair value	457	521
Commercial mortgage and other loans, at fair value	794	469
Other invested assets	3,228	2,774
Short-term investments	10	13
Total investments	$5,260	$4,233
__________
(1)As of December 31, 2025 and 2024, balances include investments in CLOs with fair value of $76 million and $224 million, respectively.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” is primarily related to assets associated with consolidated variable interest entities (“VIEs”) for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For additional information regarding these consolidated VIEs, see Note 4 to the Consolidated Financial Statements.

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

	December 31, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$295,781	$10,802	$28,882	$1,073	$6,792	$123
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	896	0	0	0	0	0
Equity securities	3,946	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	4,842	0	0	0	0	0
Market risk benefit assets	2,330	2,330	0	0	0	0
Fixed maturities, trading	5,239	480	581	17	9,049	1,816
Equity securities	9,379	577	1,593	49	0	0
Commercial mortgage and other loans	793	0	0	0	263	263
Other invested assets(3)	2,728	1,087	1	1	31	0
Short-term investments	5,551	1	158	0	72	0
Cash equivalents	11,685	0	737	0	416	0
Reinsurance recoverables and deposit receivables	(50)	0	0	0	623	367
Separate account assets	168,745	211	0	0	0	0
Total assets	$507,023	$15,488	$31,952	$1,140	$17,246	$2,569
Market risk benefit liabilities	$4,623	$4,623	$0	$0	$0	$0
Policyholders’ account balances	18,799	18,799	0	0	0	0
Reinsurance and funds withheld payables	(20)	0	0	0	194	0
Other liabilities(3)	6,211	0	0	0	4	0
Notes issued by consolidated variable interest entities (“VIEs”)	767	767	0	0	0	0
Total liabilities	$30,380	$24,189	$0	$0	$198	$0

	December 31, 2024
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$275,210	$6,712	$28,728	$914	$7,632	$551
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	826	0	0	0	0	0
Equity securities	2,881	0	0	0	0	0
All other(2)	0	0	0	0	0	0
Subtotal	3,707	0	0	0	0	0
Market risk benefit assets	2,331	2,331	0	0	0	0
Fixed maturities, trading	4,151	467	647	15	7,732	1,504
Equity securities	7,776	479	1,641	39	0	0
Commercial mortgage and other loans	469	0	0	0	233	233
Other invested assets(3)	2,526	952	2	1	25	0
Short-term investments	8,091	383	460	76	44	2
Cash equivalents	10,144	0	346	0	201	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	924	613
Separate account assets	166,672	232	0	0	0	0
Total assets	$481,002	$11,556	$31,824	$1,045	$16,791	$2,903
Market risk benefit liabilities	$4,455	$4,455	$0	$0	$0	$0
Policyholders’ account balances	12,746	12,746	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	(91)	0
Other liabilities(3)	4,749	1	0	0	2	0
Notes issued by consolidated variable interest entities (“VIEs”)	60	60	0	0	0	0
Total liabilities	$21,983	$17,262	$0	$0	$(89)	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding Closed Block division and Funds Withheld, Closed Block division and Funds Withheld totaled 3.1%, 3.6% and 14.9%, respectively, as of December 31, 2025 and 2.4%, 3.3% and 17.3%, respectively, as of December 31, 2024.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,496 million of public fixed maturities as of December 31, 2025, with values primarily based on indicative broker quotes, and approximately $11,723 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Income Taxes

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of joint ventures and other operating entities.” Our effective tax rate for fiscal years 2025, 2024 and 2023 was 22.6%, 15.8% and 20.0%, respectively. For a reconciliation of the effective tax rate and detailed description of the nature of each significant reconciling item, see Note 17 to the Consolidated Financial Statements.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2025, 2024 and 2023 was $125 million, $132 million and $133 million, respectively.

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

While having different roles, responsibilities, and scope, Risk Management and Compliance together act as the second line, further strengthening Prudential’s management of risk by providing effective challenge, and oversight of management activities and testing and assessing the effectiveness of first line controls. Risk Management, led by the Chief Risk Officer, oversees these risks under the guidance of the Executive Risk Committee (“ERC”) and Enterprise Risk Management Council (“ERMC”). Additionally, Risk Management works with Prudential’s businesses and corporate functions to identify, monitor and manage risks that Prudential may face.

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

Management Oversight

Our primary risk management committee is the ERC. The ERC is chaired by our Chief Risk Officer and otherwise consists of the Head of U.S. Businesses, Chief Executive Officer of PGIM, Treasurer and Head of Capital Solutions, General Counsel and Head of Corporate Affairs, Chief Financial Officer, Chief Investment Officer, Head of Global Technology and Operations, and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC oversees the Company’s risk management framework, including the identification, assessment, monitoring and management of risks and how those risks align with the Company’s loss absorption resources. The primary focus of the ERC is the critical analysis of significant quantitative and qualitative risks and the appropriateness and alignment of those risks to the defined risk appetite of the Company.

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

In addition, each of our businesses and corporate functions have forums for leaders to identify, assess, and monitor risk and exposure issues and to review new business activities and initiatives.

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
•Corporate Function Activities: The corporate functions review the results of the business activities and examine risks from an enterprise view across businesses under normal and stressed conditions. As a result, the corporate functions, particularly Risk Management, use several processes and activities to identify and assess the risks of the Company. Corporate functions manage key risks and initiatives through existing senior leadership team structures.
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

Risk Measurement and Monitoring

Our Risk Appetite Framework is a comprehensive process designed to reasonably ensure that risks taken across the Company align with the Company’s capacity and willingness to take those risks. Using the Risk Appetite Framework, the Company measures, evaluates, and manages its financial risks. The comprehensive models, metrics, and stress scenarios used enable the Company to understand its current risk profile as well as how the risk profile may change over time through varying degrees of stress. The Risk Appetite Framework anchors the risk and capital management processes and supports management and the Board in making well-informed business decisions.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2025 and 2024. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2025			As of December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk(1):
Fixed maturities(2)		$331,379	$(25,936)		$309,562	$(26,593)
Commercial mortgage and other loans		63,971	(2,242)		58,932	(2,148)
Derivatives with interest rate risk:
Swaps	$312,751	(12,761)	(1,144)	$285,786	(11,014)	(2,428)
Futures	13,112	(18)	(468)	11,792	(16)	(369)
Options	231,936	(59)	253	139,693	(436)	20
Forwards	42,729	(203)	(275)	35,144	268	(112)
Synthetic GICs	75,883	0	0	76,416	0	(1)
Indexed universal life contracts		(2,295)	363		(1,434)	179
Indexed annuity contracts		(16,504)	158		(11,312)	137
Total embedded derivatives(3)		(18,799)	521		(12,746)	316
Financial liabilities with interest rate risk(4):
Short-term and long-term debt		19,794	2,653		19,092	2,730
Policyholders’ account balances—investment contracts		85,107	3,418		74,871	3,048
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(5)		183,428	19,427		186,845	21,294
Market risk benefits(6)		2,293	1,317		2,124	1,602
Net estimated potential loss			$(2,476)			$(2,641)
__________
(1)Excludes financial assets that are considered Funds Withheld, where the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer.
(2)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $325 billion and $304 billion as of December 31, 2025 and 2024, respectively, of fixed maturities are classified as available-for-sale. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(4)Excludes approximately $185 billion and $169 billion as of December 31, 2025 and 2024, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
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

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as MRBs and related derivatives used to hedge the changes in fair value of these MRBs, see “Market Risk Related to Certain Variable Annuity Products” below. For information regarding the impacts of changes in the interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—External and Economic Factors—Impact of Changes in the Interest Rate Environment” above.

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

We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index which captures large and mid cap representation across developed markets around the world, excluding the U.S. and Canada. We target price sensitivities that approximate those of the benchmark indices.

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2025 and 2024. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2025			As of December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$14,918	$(1,492)		$12,298	$(1,230)
Equity-based derivatives(2)	$216,667	1,393	(2,532)	$116,253	720	(1,538)
Indexed universal life contracts		(2,295)	55		(1,434)	23
Indexed annuity contracts		(16,504)	3,033		(11,312)	2,278
Total embedded derivatives(2)(3)		(18,799)	3,088		(12,746)	2,301
Market risk benefits(4)		2,293	(737)		2,124	(848)
Net estimated potential loss			$(1,673)			$(1,315)
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

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the USD-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding USD-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched to the currency of the product liabilities, the accounting treatment may differ for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. This volatility has been mitigated by disaggregating the USD and AUD-denominated businesses in certain of our Japanese operations into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our equity investments due to foreign exchange rate movements. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—External and Economic Factors—Impact of Foreign Currency Exchange Rates—Impact of products denominated in non-local currencies on U.S. GAAP earnings” above.

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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2025 and 2024. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2025		As of December 31, 2024
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$4,106	$411	$2,859	$286

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2025, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 6, 12 and 14 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2025, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $2.3 billion and for market risk benefit liabilities was $4.4 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 12. As of December 31, 2025, the additional insurance reserve was $18.1 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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
February 12, 2026

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2025 and 2024 (in millions, except share amounts)

	2025	2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025-$183; 2024-$331) (amortized cost: 2025-$357,996; 2024-$341,004)(1)	$331,455	$311,570
Fixed maturities, trading, at fair value (amortized cost: 2025-$15,536; 2024-$13,631)(1)	14,869	12,530
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	3,707
Equity securities, at fair value (cost: 2025-$8,303; 2024-$7,043)(1)	10,972	9,417
Commercial mortgage and other loans (net of $469 and $574 allowance for credit losses; includes $1,056 and $702 of loans measured at fair value under the fair value option at December 31, 2025 and 2024, respectively)(1)	64,715	62,341
Policy loans	9,958	9,795
Other invested assets (net of $2 and $2 allowance for credit losses; includes $8,286 and $7,574 of assets measured at fair value at December 31, 2025 and 2024, respectively)(1)	27,294	26,351
Short-term investments (net of allowance for credit losses: 2025-$0; 2024-$0)	6,414	9,069
Total investments	470,519	444,780
Cash and cash equivalents(1)	19,712	18,497
Accrued investment income(1)	3,636	3,441
Deferred policy acquisition costs	21,530	20,448
Value of business acquired	397	435
Market risk benefit assets	2,330	2,331
Reinsurance recoverables and deposit receivables (net of $14 and $12 allowance for credit losses; includes $573 and $849 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)(2)	44,077	37,680
Income tax assets	279	866
Other assets (net of $1 and $2 allowance for credit losses; includes $0 and $0 of assets at fair value at December 31, 2025 and 2024, respectively)(1)(2)	15,009	13,737
Separate account assets	196,251	193,372
TOTAL ASSETS	$773,740	$735,587
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$266,914	$268,912
Policyholders' account balances	191,307	166,254
Market risk benefit liabilities	4,623	4,455
Policyholders’ dividends	1,272	718
Securities sold under agreements to repurchase	9,598	6,796
Cash collateral for loaned securities	8,700	9,621
Reinsurance and funds withheld payables (includes $174 and $(118) of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)(2)	18,844	17,084
Short-term debt	1,443	953
Long-term debt	18,856	19,187
Other liabilities (includes $16 and $14 allowance for credit losses and $6,215 and $4,751 of derivatives at fair value at December 31, 2025 and 2024, respectively)(1)	17,692	16,679
Notes issued by consolidated variable interest entities (includes $767 and $60 measured at fair value under the fair value option at December 31, 2025 and 2024, respectively) (1)	2,659	1,430
Separate account liabilities	196,251	193,372
Total liabilities	738,159	705,461
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 25)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,794	1,939
Total mezzanine equity	2,794	1,939
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2025 and 2024)	6	6
Additional paid-in capital	26,013	25,901
Common Stock held in treasury, at cost (318,361,498 and 311,738,187 shares at December 31, 2025 and 2024, respectively)	(25,335)	(24,511)
Accumulated other comprehensive income (loss)(2)	(3,077)	(6,711)
Retained earnings	34,831	33,187
Total Prudential Financial, Inc. equity	32,438	27,872
Noncontrolling interests	349	315
Total equity	32,787	28,187
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$773,740	$735,587
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2025, 2024 and 2023 (in millions, except per share amounts)

	2025	2024	2023
REVENUES
Premiums (includes $122, $73 and $323 of gains (losses) from changes in estimates on deferred profit liability amortization for the year ended December 31, 2025, 2024 and 2023, respectively)(1)	$30,797	$42,897	$27,364
Policy charges and fee income	4,666	4,298	4,527
Net investment income	21,473	19,909	17,865
Asset management and service fees(1)	4,019	4,090	3,717
Other income (loss)(1)	4,426	3,037	4,065
Realized investment gains (losses), net(1)	(4,132)	(3,429)	(3,615)
Change in value of market risk benefits, net of related hedging gains (losses)	(475)	(397)	56
Total revenues	60,774	70,405	53,979
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	35,224	47,119	30,931
Change in estimates of liability for future policy benefits(1)	103	(37)	337
Interest credited to policyholders’ account balances	5,068	4,582	3,983
Dividends to policyholders	1,076	698	1,069
Amortization of deferred policy acquisition costs(1)	1,635	1,492	1,459
Goodwill impairment	0	0	177
General and administrative expenses(1)	13,012	13,342	12,951
Total benefits and expenses	56,118	67,196	50,907
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	4,656	3,209	3,072
Total income tax expense (benefit)	1,053	507	613
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	3,603	2,702	2,459
Equity in earnings of joint ventures and other operating entities, net of taxes	129	144	49
NET INCOME (LOSS)	3,732	2,846	2,508
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	156	119	20
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,576	$2,727	$2,488
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$10.05	$7.54	$6.76
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$9.99	$7.50	$6.74
__________
(1)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023 (in millions)

	2025	2024	2023
NET INCOME (LOSS)	$3,732	$2,846	$2,508
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	446	(852)	(264)
Net unrealized investment gains (losses)	(653)	(10,125)	6,219
Interest rate remeasurement of future policy benefits(1)	5,385	11,804	(8,770)
Gain (loss) from changes in non-performance risk on market risk benefits	(195)	(466)	(693)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(346)	(204)	(27)
Total	4,637	157	(3,535)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,003	364	(837)
Other comprehensive income (loss), net of taxes	3,634	(207)	(2,698)
Comprehensive income (loss)	7,366	2,639	(190)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	156	119	20
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$7,210	$2,520	$(210)
__________
(1)See Note 24 for additional information regarding related party transactions.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2025, 2024 and 2023 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2022	$6	$25,747	$31,714	$(23,068)	$(3,806)	$30,593	$341	$30,934	$985
Common Stock acquired				(1,006)		(1,006)		(1,006)
Contributions from noncontrolling interests							19	19	190
Distributions to noncontrolling interests							(40)	(40)	(15)
Consolidations/(deconsolidations) of noncontrolling interests							(36)	(36)	592
Stock-based compensation programs		(1)		294		293		293
Dividends declared on Common Stock			(1,850)			(1,850)		(1,850)
Comprehensive income:
Net income (loss)			2,488			2,488	6	2,494	14
Other comprehensive income (loss), net of tax					(2,698)	(2,698)	0	(2,698)	0
Total comprehensive income (loss)			2,488		(2,698)	(210)	6	(204)	14
Balance, December 31, 2023	6	25,746	32,352	(23,780)	(6,504)	27,820	290	28,110	1,766
Common Stock acquired				(1,006)		(1,006)		(1,006)
Contributions from noncontrolling interests							15	15	203
Distributions to noncontrolling interests							(63)	(63)	(120)
Consolidations/(deconsolidations) of noncontrolling interests							(3)	(3)	47
Stock-based compensation programs		155		275		430		430
Dividends declared on Common Stock			(1,892)			(1,892)		(1,892)
Comprehensive income:
Net income (loss)			2,727			2,727	76	2,803	43
Other comprehensive income (loss), net of tax					(207)	(207)	0	(207)	0
Total comprehensive income (loss)			2,727		(207)	2,520	76	2,596	43
Balance, December 31, 2024	6	25,901	33,187	(24,511)	(6,711)	27,872	315	28,187	1,939
Common Stock acquired				(1,007)		(1,007)		(1,007)
Contributions from noncontrolling interests							65	65	435
Distributions to noncontrolling interests							(68)	(68)	(119)
Consolidations/(deconsolidations) of noncontrolling interests							30	30	390
Stock-based compensation programs		112		183		295		295
Dividends declared on Common Stock			(1,932)			(1,932)		(1,932)
Comprehensive income:
Net income (loss)			3,576			3,576	7	3,583	149
Other comprehensive income (loss), net of tax					3,634	3,634	0	3,634	0
Total comprehensive income (loss)			3,576		3,634	7,210	7	7,217	149
Balance, December 31, 2025	$6	$26,013	$34,831	$(25,335)	$(3,077)	$32,438	$349	$32,787	$2,794

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023 (in millions)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,732	$2,846	$2,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	4,132	3,429	3,615
Change in value of market risk benefits, net of related hedging (gains) losses	475	397	(56)
Policy charges and fee income	(2,028)	(2,128)	(2,186)
Interest credited to policyholders’ account balances	5,068	4,582	3,983
Goodwill impairment	0	0	177
Depreciation and amortization	128	383	(70)
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(648)	(595)	(503)
Change in:
Deferred policy acquisition costs(1)	(1,215)	(1,111)	(869)
Future policy benefits and other insurance liabilities	3,493	4,803	5,489
Reinsurance related-balances(1)	(2,263)	(2,731)	(683)
Income taxes	(493)	(146)	(442)
Derivatives, net	377	897	(746)
Other, net(1)	(4,487)	(2,124)	(3,707)
Cash flows from (used in) operating activities	6,271	8,502	6,510
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	45,218	59,059	44,097
Fixed maturities, held-to-maturity	0	0	22
Fixed maturities, trading	4,151	3,398	1,559
Assets supporting experience-rated contractholder liabilities	1,356	1,474	2,286
Equity securities	7,741	5,790	4,348
Commercial mortgage and other loans	7,762	5,466	3,985
Policy loans	1,846	1,972	1,806
Other invested assets	2,784	1,936	1,260
Short-term investments	33,226	33,316	32,684
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(67,592)	(72,997)	(47,580)
Fixed maturities, trading	(6,339)	(7,041)	(4,174)
Assets supporting experience-rated contractholder liabilities	(1,895)	(1,773)	(2,290)
Equity securities	(8,473)	(6,576)	(4,296)
Commercial mortgage and other loans	(9,572)	(9,134)	(6,359)
Policy loans	(1,610)	(1,601)	(1,544)
Other invested assets	(3,074)	(3,884)	(3,049)
Short-term investments	(31,039)	(37,244)	(32,872)
Derivatives, net	(175)	(696)	(1,329)
Other, net(1)	(207)	(50)	(676)
Cash flows from (used in) investing activities	(25,892)	(28,585)	(12,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	39,889	35,913	28,521
Policyholders’ account withdrawals	(20,251)	(19,388)	(18,307)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,881	3,884	(156)
Cash dividends paid on Common Stock	(1,926)	(1,891)	(1,846)
Net change in financing arrangements (maturities 90 days or less)	449	(583)	10
Common Stock acquired	(1,000)	(1,000)	(1,012)
Common Stock reissued for exercise of stock options	109	201	126
Proceeds from the issuance of debt (maturities longer than 90 days)	1,195	1,423	716
Repayments of debt (maturities longer than 90 days)	(1,546)	(814)	(1,982)
Proceeds from notes issued by consolidated VIEs	1,564	1,436	1,360
Repayments of notes issued by consolidated VIEs	(439)	(617)	(336)
Other, net(1)	848	830	645
Cash flows from (used in) financing activities	20,773	19,394	7,739
Effect of foreign exchange rate changes on cash balances	77	(254)	37
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,229	(943)	2,164
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	18,520	19,463	17,299
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$19,749	$18,520	$19,463

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023 (in millions)

	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds(2)	$1,398	$756	$895
Interest paid	$1,907	$1,995	$1,555
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$187	$217	$282
Novation of annuity contracts(3)	$0	$0	$491
Novation of investment contracts(4)	$2,157	$0	$0
Assets transferred upon surrender of IRA contracts(5)	$0	$0	$2,019
Significant pension risk transfer transactions:
Assets received, excluding Cash and cash equivalents	$108	$11,693	$2,264
Liabilities assumed	489	16,020	3,257
Net cash received	$381	$4,327	$993
Prismic Re reinsurance transaction(6):
Net assets transferred, excluding Cash and cash equivalents	$0	$0	$1,351
Payables established under coinsurance with funds withheld	0	102	8,185
Reinsurance recoverables established for Future policy benefits ceded	0	0	(5,584)
Deposit assets established for Policyholders' account balances ceded	0	0	(3,723)
Unwind of Deferred policy acquisition costs ceded	0	0	23
Deferred reinsurance loss	0	(102)	(240)
Net cash received (paid)	$0	$0	$12
Somerset Re reinsurance transaction(6):
Reinsurance recoverables under modified coinsurance, net	$0	$(578)	$0
Unwind of Deferred policy acquisition costs ceded	0	284	0
Deferred reinsurance gain	0	363	0
Net cash received (paid)	$0	$69	$0
Wilton Re reinsurance transaction(6):
Net assets transferred, excluding Cash and cash equivalents	$0	$6,679	$0
Policy loans ceded	0	44	0
Reinsurance recoverables under coinsurance	0	(7,362)	0
Unwind of Deferred policy acquisition costs ceded	0	699	0
Deferred reinsurance loss	0	(980)	0
Reinsurance payables	0	175	0
Net cash received (paid)	$0	$(745)	$0
Prismic Re International reinsurance transaction(6):
Net assets transferred, excluding cash and cash equivalents	$6,069	$0	$0
Deposit assets established for Policyholders’ account balances ceded	(6,366)	0	0
Unwind of Deferred policy acquisition costs ceded	219	0	0
Net cash received (paid)	$(78)	$0	$0
RECONCILIATION TO THE CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$19,712	$18,497	$19,419
Restricted cash and restricted cash equivalents (included in “Other assets”)	37	23	44
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$19,749	$18,520	$19,463
__________
(1)See Note 24 for additional information regarding related party transactions.
(2)See Note 17 for additional information regarding the income taxes paid, net of refunds amount by jurisdiction for the year ended December 31, 2025.
(3)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company.
(4)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the novation of certain investment contracts from the Company to Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York (collectively, “Empower”). See note 15 for additional information regarding the reinsurance agreement with Empower.
(5)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the sale of the Full Service Retirement business as a result of the surrender of certain Stable Value Individual Retirement Account (“IRA”) contracts from the Company to Great-West Life & Annuity Insurance Company.
(6)See Note 15 for additional information regarding the reinsurance agreements with Prismic Life Reinsurance, Ltd (“Prismic Re”), Somerset Reinsurance Ltd. (“Somerset Re”), Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”), and Prismic Life Reinsurance International, Ltd (“Prismic Re International”).

See Notes to Consolidated Financial Statements

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

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, the Company’s International Businesses are reflected as a single operating and reportable segment, which is how the chief operating decision maker (“CODM”) now assesses its performance and allocates resources. Prior to the first quarter of 2025, International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Consolidated Financial Statements contained herein or to any previously issued financial statements. See Note 23 for additional information regarding the Company’s segments.

In the third quarter of 2023, the Company, through its Corporate and Other operations, acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”) and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), which are licensed Bermuda-based life and annuity reinsurance companies. Beginning with the fourth quarter of 2023, the operating results of Corporate and Other reflect the Company’s share of earnings in Prismic on a quarter lag. As this investment is accounted for under the equity method, Prismic, Prismic Re, and Prismic Re International are considered related parties. For additional information regarding related party transactions, see Note 24. For information regarding the Company’s reinsurance transactions with Prismic Re and Prismic Re International, see Note 15.

As part of its continuous improvement process, the Company is working to become a leaner and more agile company by simplifying its management structure, empowering its employees with faster decision-making processes and investing in technology and data platforms. As part of this, the Company recorded charges of $135 million in the fourth quarter of 2025 and $200 million in the fourth quarter of 2023 to “General and administrative expenses” within its Corporate and Other operations. These actions, primarily related to its domestic operations and PGIM, reflect management’s ongoing efforts in evaluating the optimal workforce structure required to deliver on its long-term growth strategy. The Company expects these continued actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen its competitiveness and fuel future growth.

In February 2026, in conjunction with its previously announced internal investigation into employee misconduct in Japan, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period, commencing February 9, 2026. See “—Litigation and Regulatory Matters—Regulatory” within Note 25 for additional information.

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

Out of Period Adjustments

In the first quarter of 2025, the Company recorded out of period adjustments resulting in a net charge of $150 million to “Income (loss) from operations before income taxes and equity in earnings of joint ventures and other operating entities” for the year ended 2025. The adjustments included an overstatement of “Reinsurance recoverables and deposit receivables” and an understatement of “Deferred policy acquisition costs.”

The impact of these adjustments, individually and in the aggregate, was not material to any previously reported annual financial statements and is not material to the 2025 annual financial statements.

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

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans, residential mortgage loans, as well as certain other collateralized and uncollateralized loans. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance operations.

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of any current expected credit loss (“CECL”) allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 25 for additional information. The Company carries certain commercial mortgage loans originated within the Company’s commercial mortgage operations at fair value where the fair value option has been elected. Loans held for sale where the Company has not elected the fair value option are carried at the lower of cost or fair value. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income.”

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural property loans, residential mortgage loans, and other collateralized and uncollateralized loans.

For commercial mortgage and agricultural property loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural property loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural property loan portfolios.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial mortgage or agricultural property loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

For residential mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics. When individual loans become nonperforming, the allowance is determined based on annual expected loss rates for nonperforming loans or the fair value of the collateral if the loan is collateral dependent. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

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

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter, unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

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

Value of business acquired (“VOBA”) represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of December 31, 2025, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). The Company records amortization of VOBA in “General and administrative expenses” and amortizes it over the anticipated life of the acquired contracts using the same methodology, factors, and assumptions used to amortize DAC and deferred sales inducements (“DSI”). See Note 7 for additional information regarding VOBA.

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

Other assets consists primarily of prepaid pension benefit costs (see Note 19), certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in joint ventures and other operating entities, property and equipment, deferred reinsurance losses (“DRL”) (see “Reinsurance” below) and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend, with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper-medium grade (low credit risk) fixed- income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States and foreign economies, such as Japan, with observable corporate A spreads, is developed using government bond rates, plus globally equivalent public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody's Investor Service, Inc. (“Moody’s”) definition which includes the spectrum of A (i.e., A- to A+). The rate used in foreign operations (with the exception of certain emerging markets, as discussed below) is based on the equivalent of a single A rate from a global rating agency for corporate bonds issued in the same currency and country in which the insurance contract is written. Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company’s ultimate long-term economic assumptions. Annually, the Company performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions, generally utilizing relevant economic outlook information and industry surveys as the primary basis.

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

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves (“URR”), net of reinsurance, and any DSI or VOBA asset), the existing net reserves are adjusted by first reducing assets such as DSI, VOBA or deferred reinsurance loss by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in “Policyholders’ benefits.” Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 13 for additional information regarding policyholders’ account balances. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 6.

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

Policyholders’ dividends includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-

for-sale are included in AOCI. For additional information regarding the policyholder dividend obligation, see Note 16. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

Other liabilities consists primarily of trade payables, lease liabilities (see “Other assets” above), pension and other employee benefit liabilities (see Note 19), derivative liabilities (see “Derivative Financial Instruments” below), deferred reinsurance gains (“DRG”) (see “Reinsurance” below) and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Notes issued by consolidated variable interest entities represents notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations (“CLOs”) and rated feeder funds, which the Company is required to consolidate. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. The Company has elected the fair value option for certain of these notes. Changes in fair value are reported in “Other income (loss).”

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

The Company has elected to treat taxes related to Global Intangible Low-Taxed Income (“GILTI”) as a period cost and records such amounts in income tax expense in the period incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted during the year ended December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023—09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	January 1, 2025 using the prospective method.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements but resulted in expanded disclosures in the Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE)	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.
Effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,334	$668	$4,823	$0	$22,179
Obligations of U.S. states and their political subdivisions	5,881	138	554	0	5,465
Foreign government securities	62,469	497	12,352	0	50,614
U.S. public corporate securities	115,160	1,977	9,345	11	107,781
U.S. private corporate securities(1)	47,976	1,177	1,964	88	47,101
Foreign public corporate securities	24,496	413	1,178	28	23,703
Foreign private corporate securities	41,099	1,638	2,523	55	40,159
Asset-backed securities(2)	19,130	226	26	1	19,329
Commercial mortgage-backed securities	9,958	87	302	0	9,743
Residential mortgage-backed securities(3)	5,493	43	155	0	5,381
Total fixed maturities, available-for-sale(1)	$357,996	$6,864	$33,222	$183	$331,455
__________
(1)Excludes notes with amortized cost of $15,744 million (fair value, $15,744 million), which have been offset with the associated debt under a netting agreement.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,644	$83	$12,075	$4,740	$15,719	$4,823
Obligations of U.S. states and their political subdivisions	399	9	3,631	545	4,030	554
Foreign government securities	9,886	510	23,570	11,842	33,456	12,352
U.S. public corporate securities	9,789	218	52,459	9,114	62,248	9,332
U.S. private corporate securities	3,297	68	24,064	1,895	27,361	1,963
Foreign public corporate securities	2,253	35	8,586	1,142	10,839	1,177
Foreign private corporate securities	849	44	16,286	2,473	17,135	2,517
Asset-backed securities	2,979	6	626	20	3,605	26
Commercial mortgage-backed securities	249	1	5,435	301	5,684	302
Residential mortgage-backed securities	353	2	1,210	153	1,563	155
Total fixed maturities, available-for-sale	$33,698	$976	$147,942	$32,225	$181,640	$33,201

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667	$334	$10,161	$4,771	$16,828	$5,105
Obligations of U.S. states and their political subdivisions	1,592	53	3,288	565	4,880	618
Foreign government securities	8,280	349	20,780	7,532	29,060	7,881
U.S. public corporate securities	25,420	1,036	48,152	10,485	73,572	11,521
U.S. private corporate securities	7,581	183	24,846	2,743	32,427	2,926
Foreign public corporate securities	5,751	170	8,084	1,246	13,835	1,416
Foreign private corporate securities	8,702	282	18,862	4,010	27,564	4,292
Asset-backed securities	1,488	11	1,015	48	2,503	59
Commercial mortgage-backed securities	1,092	8	6,432	539	7,524	547
Residential mortgage-backed securities	361	4	1,377	219	1,738	223
Total fixed maturities, available-for-sale	$66,934	$2,430	$142,997	$32,158	$209,931	$34,588

As of December 31, 2025 and 2024, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $32,392 million and $33,437 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $809 million and $1,151 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2025, the $32,225 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2024, the $32,158 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2025. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2025
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$12,343	$12,446
Due after one year through five years	65,698	66,518
Due after five years through ten years	63,307	63,669
Due after ten years(1)	182,067	154,369
Asset-backed securities	19,130	19,329
Commercial mortgage-backed securities	9,958	9,743
Residential mortgage-backed securities	5,493	5,381
Total	$357,996	$331,455
__________
(1)Excludes notes with amortized cost of $15,744 million (fair value, $15,744 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$19,029	$36,727	$27,161
Proceeds from maturities/prepayments	26,085	22,432	17,010
Gross investment gains from sales and maturities	727	1,400	973
Gross investment losses from sales and maturities	(1,367)	(3,553)	(2,183)
Write-downs recognized in earnings(2)	(408)	(924)	(81)
(Addition to) release of allowance for credit losses	148	(195)	(22)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$0	$0	$21
(Addition to) release of allowance for credit losses	0	0	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $104 million, $(100) million and $(74) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Amounts represent securities actively marketed for sale, securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis and write-downs on credit adverse securities.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1 million for the year ended December 31, 2023. There were no fixed maturities, held-to-maturity assets during 2025 and 2024.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Year Ended December 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	113	1	0	0	114
Reductions for securities sold during the period	0	0	(30)	0	0	0	(30)
Additions (reductions) on securities with previous allowance	0	0	29	0	0	0	29
Write-downs charged against the allowance	0	0	(261)	0	0	0	(261)
Balance, end of period	$0	$0	$182	$1	$0	$0	$183

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$53	$105	$2	$0	$0	$160
Additions to allowance for credit losses not previously recorded	0	0	235	0	0	0	235
Reductions for securities sold during the period	0	(30)	(55)	0	0	0	(85)
Additions (reductions) on securities with previous allowance	0	(23)	46	(2)	0	0	21
Write-downs charged against the allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$331	$0	$0	$0	$331

See Note 2 for additional information about the Company’s methodology for developing its allowance and expected losses.

For the year ended December 31, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs of distressed securities, partially offset by net additions in the basic industry and transportation sectors within corporate securities, due to adverse projected cash flows. For the year ended December 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, capital goods and energy sectors within corporate securities, due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2025 and 2024.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	December 31, 2025		December 31, 2024
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$57	$55	$68	$67
Foreign government securities	611	596	544	539
Obligations of U.S. government authorities and agencies and obligations of U.S. states	227	245	207	220
Total fixed maturities(1)	895	896	819	826
Equity securities	2,234	3,946	1,763	2,881
Total assets supporting experience-rated contractholder liabilities(2)	$3,129	$4,842	$2,582	$3,707
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both December 31, 2025 and 2024.
(2)As a percentage of amortized cost, 100% of the portfolio consisted of public securities as of both December 31, 2025 and 2024.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $613 million, $495 million and $440 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $461 million, $(551) million and $518 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $750 million, $735 million and $612 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$54,863	$43,554	$56,457	$51,177
Fixed maturities, trading	19	18	18	18
Assets supporting experience-rated contractholder liabilities	536	510	472	462
Total	$55,418	$44,082	$56,947	$51,657

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$3,651	$3,152	$2,753	$2,251
Fixed maturities, trading	0	0	44	40
Short-term investments	1	1	2	2
Cash equivalents	260	260	228	228
Total	$3,912	$3,413	$3,027	$2,521

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$6,517	10.4%	$7,867	12.7%
Retail	5,680	9.0	5,552	9.0
Apartments/Multi-Family	18,522	29.5	17,522	28.3
Industrial	17,280	27.5	16,900	27.3
Hospitality	1,738	2.8	1,831	3.0
Self-Storage(1)	2,245	3.6	2,194	3.5
Health Care Senior Living(1)	1,832	2.9	1,858	3.0
Other(1)	689	1.1	334	0.6
Total commercial mortgage loans	54,503	86.8	54,058	87.4
Agricultural property loans	8,275	13.2	7,775	12.6
Total commercial mortgage and agricultural property loans	62,778	100.0%	61,833	100.0%
Allowance for credit losses	(414)		(528)
Total net commercial mortgage and agricultural property loans	62,364		61,305
Other loans:
Residential mortgage loans	1,632		19
Uncollateralized loans	171		595
Other collateralized loans	603		468
Total other loans	2,406		1,082
Allowance for credit losses	(55)		(46)
Total net other loans	2,351		1,036
Total net commercial mortgage and other loans(2)	$64,715		$62,341
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of December 31, 2025 and 2024, the net carrying value of these loans was $1,056 million and $702 million, respectively.

As of December 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Florida (6%) and Texas (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Japan (1%) and Australia (1%).

As of December 31, 2025, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (13%), California (10%) and New York (9%).

The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2022	$188	$13	$0	$0	$2	$203
Addition to (release of) allowance for expected losses	282	3	0	0	(1)	284
Write-downs charged against the allowance	(29)	0	0	0	0	(29)
Other	2	0	0	0	0	2
Balance at December 31, 2023	443	16	0	0	1	460
Addition to (release of) allowance for expected losses	100	110	0	32	13	255
Write-downs charged against the allowance	(132)	(5)	0	0	0	(137)
Other	(4)	0	0	0	0	(4)
Balance at December 31, 2024	407	121	0	32	14	574
Addition to (release of) allowance for expected losses	80	77	15	8	(14)	166
Write-downs charged against the allowance	(122)	(150)	0	0	0	(272)
Other	1	0	0	0	0	1
Balance at December 31, 2025	$366	$48	$15	$40	$0	$469

See Note 2 for additional information about the Company’s methodology for developing the allowance and expected losses.

For the year ended December 31, 2025, net reductions to the allowance for credit losses on commercial mortgage and other loans were primarily related to write-downs against loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector, partially offset by an increase in loan-specific reserves within the retail sector. For the year ended December 31, 2024, net additions to the allowance for credit losses on commercial mortgage and other loans were primarily related to increases in loan-specific reserves within agricultural property loans and commercial mortgage loans within the retail and office sectors along with the establishment of general reserves for both the collateralized and uncollateralized loan portfolios.

The following table sets forth the write-downs of commercial mortgage and agricultural property loans by origination year for the year ended December 31, 2025:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$122	$122
Agricultural property loans	0	0	13	117	1	19	150
Total	$0	$0	$13	$117	$1	$141	$272

For the year ended December 31, 2024, there were $137 million of write-downs of which $132 million was related to a loan originated in 2016 and $5 million related to a loan originated in 2015.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$2,816	$2,088	$2,057	$1,270	$2,570	$16,546	$62	$27,409
60%-69.99%	3,670	4,506	1,873	1,250	1,581	3,048	0	15,928
70%-79.99%	677	711	1,242	506	901	1,948	0	5,985
80% or greater	0	36	0	258	454	4,433	0	5,181
Total	$7,163	$7,341	$5,172	$3,284	$5,506	$25,975	$62	$54,503
Debt Service Coverage Ratio:
Greater than 1.2x	$6,602	$6,779	$4,673	$2,963	$5,333	$23,384	$45	$49,779
1.0 - 1.2x	463	534	499	238	82	885	17	2,718
Less than 1.0x	98	28	0	83	91	1,706	0	2,006
Total	$7,163	$7,341	$5,172	$3,284	$5,506	$25,975	$62	$54,503
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$813	$624	$296	$977	$1,944	$1,927	$143	$6,724
60%-69.99%	76	140	554	8	15	85	58	936
70%-79.99%	0	0	0	0	0	16	0	16
80% or greater	4	0	5	433	10	104	43	599
Total	$893	$764	$855	$1,418	$1,969	$2,132	$244	$8,275
Debt Service Coverage Ratio:
Greater than 1.2x	$893	$741	$799	$741	$1,849	$1,756	$201	$6,980
1.0 - 1.2x	0	19	40	65	62	148	0	334
Less than 1.0x	0	4	16	612	58	228	43	961
Total	$893	$764	$855	$1,418	$1,969	$2,132	$244	$8,275

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$2,122	$1,492	$1,183	$2,295	$1,378	$16,652	$36	$25,158
60%-69.99%	4,726	2,287	1,013	2,192	846	5,113	0	16,177
70%-79.99%	809	1,326	953	1,327	446	2,293	0	7,154
80% or greater	48	135	482	216	281	4,407	0	5,569
Total	$7,705	$5,240	$3,631	$6,030	$2,951	$28,465	$36	$54,058
Debt Service Coverage Ratio:
Greater than 1.2x	$6,771	$4,563	$3,283	$5,929	$2,795	$25,790	$0	$49,131
1.0 - 1.2x	745	527	313	43	102	1,279	36	3,045
Less than 1.0x	189	150	35	58	54	1,396	0	1,882
Total	$7,705	$5,240	$3,631	$6,030	$2,951	$28,465	$36	$54,058
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$657	$371	$877	$2,004	$679	$1,491	$122	$6,201
60%-69.99%	87	555	125	10	53	43	0	873
70%-79.99%	0	0	0	6	0	3	0	9
80% or greater	0	6	521	0	71	42	52	692
Total	$744	$932	$1,523	$2,020	$803	$1,579	$174	$7,775
Debt Service Coverage Ratio:
Greater than 1.2x	$688	$864	$932	$1,967	$739	$1,384	$122	$6,696
1.0 - 1.2x	56	63	530	45	23	98	52	867
Less than 1.0x	0	5	61	8	41	97	0	212
Total	$744	$932	$1,523	$2,020	$803	$1,579	$174	$7,775

Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with FICO scores typically considered prime or above. The primary credit quality indicator is whether a loan is performing or nonperforming. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$1,561	$57	$0	$0	$0	$14	$1,632
Nonperforming	0	0	0	0	0	0	0
Total	$1,561	$57	$0	$0	$0	$14	$1,632

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$0	$0	$0	$0	$0	$19	$19
Nonperforming	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$19	$19

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

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	December 31, 2025			December 31, 2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$0	$0	0.0%	$337	$63	0.1%
Agricultural property loans	$0	$0	0.0%	$3	$0	0.0%

During the year ended December 31, 2024, the modifications added less than one year to the weighted average life in both the commercial mortgage and agricultural property loan portfolios.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both December 31, 2025 and 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,349	$0	$0	$154	$154	$54,503	$190
Agricultural property loans	7,443	8	0	824	832	8,275	875
Residential mortgage loans	1,630	2	0	0	2	1,632	0
Other collateralized loans	603	0	0	0	0	603	0
Uncollateralized loans	171	0	0	0	0	171	25
Total	$64,196	$10	$0	$978	$988	$65,184	$1,090
__________
(1)As of December 31, 2025, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $5 million and $16 million for the years ended December 31, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $442 million and $207 million as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, there were $1,618 million and $0 million, respectively, of residential mortgage loans acquired.

For the years ended December 31, 2025 and 2024, there were no residential mortgage loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2025 and 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2025	2024
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,832	$10,615
Hedge funds	2,909	3,143
Real estate-related(1)	2,761	2,661
Subtotal equity method	16,502	16,419
Fair value:
Private equity	848	1,076
Hedge funds	1,964	2,080
Real estate-related	810	951
Subtotal fair value	3,622	4,107
Total LPs/LLCs	20,124	20,526
Real estate held through direct ownership(1)	1,888	1,743
Total alternative assets	22,012	22,269
Credit-like instruments(2)	1,929	933
Derivative instruments	1,667	1,597
Other(3)	1,686	1,552
Total other invested assets	$27,294	$26,351
__________
(1)As of December 31, 2025 and 2024, real estate held through direct ownership had mortgage debt of $217 million and $185 million, respectively.
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

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interests in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $781 million and $788 million as of December 31, 2025 and 2024, respectively. There were $500 million and $450 million of unaffiliated interests in the consolidated feeder funds as of December 31, 2025 and 2024, respectively, and the master funds had gross assets of $44,434 million and $43,004 million, respectively, and gross liabilities of $42,644 million and $41,370 million, respectively, which are not included on the Company’s Consolidated Statements of Financial Position.

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

	December 31,
	2025	2024
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$1,056,789	$803,096
Total liabilities(2)	$102,261	$59,358
Partners’ capital	954,528	743,738
Total liabilities and partners’ capital	$1,056,789	$803,096
Equity in LP/LLC interests included above	$17,131	$16,586
Equity in LP/LLC interests not included above	787	1,003
Carrying value	$17,918	$17,589
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

	Years Ended December 31,
	2025	2024	2023
	(in millions)
STATEMENTS OF OPERATIONS
Total revenues(1)	$118,643	$86,249	$43,325
Total expenses(2)	(35,549)	(22,327)	(14,551)
Net earnings (losses)	$83,094	$63,922	$28,774
Equity in net earnings (losses) of LP/LLC interests included above	$1,460	$1,112	$620
Equity in net earnings (losses) of LP/LLC interests not included above	(132)	(245)	22
Total equity in net earnings (losses)	$1,328	$867	$642
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2025	2024
	(in millions)
Fixed maturities	$3,089	$2,892
Equity securities	11	8
Commercial mortgage and other loans	250	228
Policy loans	230	236
Other invested assets	10	12
Short-term investments and cash equivalents	46	65
Total accrued investment income	$3,636	$3,441
Write-downs on accrued investment income were $1 million and $2 million for the years ended December 31, 2025 and 2024, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturities, available-for-sale(1)	$15,700	$14,948	$13,305
Fixed maturities, held-to-maturity(1)	0	0	148
Fixed maturities, trading	736	555	292
Assets supporting experience-rated contractholder liabilities	60	56	45
Equity securities	200	206	197
Commercial mortgage and other loans	2,842	2,591	2,279
Policy loans	484	492	499
Other invested assets	1,968	1,326	1,347
Short-term investments and cash equivalents	958	1,171	954
Gross investment income	22,948	21,345	19,066
Less: investment expenses	(1,475)	(1,436)	(1,201)
Net investment income	$21,473	$19,909	$17,865
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $82 million in fixed maturities, available-for-sale, $8 million in fixed maturities, trading, and $7 million in commercial mortgage and other loans as of December 31, 2025. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2025.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturities(1)	$(900)	$(3,272)	$(1,311)
Commercial mortgage and other loans	(151)	(236)	(255)
Investment real estate	(10)	0	45
LPs/LLCs	25	57	72
Derivatives	(2,513)	678	(2,234)
Ceded income (loss) on modified coinsurance assets(2)(3)	(597)	(654)	54
Other(2)	14	(2)	14
Realized investment gains (losses), net	$(4,132)	$(3,429)	$(3,615)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2025	2024	2023
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(4)	$6	$(72)
Fixed maturity securities, available-for-sale without an allowance	(26,354)	(29,109)	(18,045)
Derivatives designated as cash flow hedges(1)	(231)	1,780	869
Derivatives designated as fair value hedges(1)	(123)	(64)	(60)
Other investments(2)	67	106	57
Net unrealized gains (losses) on investments	$(26,645)	$(27,281)	$(17,251)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	December 31, 2025				December 31, 2024
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,277	$1,701	$0	$8,978	$6,450	$0	$0	$6,450
U.S. public corporate securities	0	527	0	527	0	327	0	327
Foreign public corporate securities	0	18	0	18	0	19	0	19
Commercial mortgage-backed securities	75	0	0	75	0	0	0	0
Total securities sold under agreements to repurchase	$7,352	$2,246	$0	$9,598	$6,450	$346	$0	$6,796

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$1	$0	$1
Obligations of U.S. states and their political subdivisions	45	0	45	46	0	46
Foreign government securities	226	0	226	122	6	128
U.S. public corporate securities	7,068	152	7,220	7,506	403	7,909
Foreign public corporate securities	1,157	16	1,173	1,181	118	1,299
Equity securities	36	0	36	238	0	238
Total cash collateral for loaned securities(1)	$8,532	$168	$8,700	$9,094	$527	$9,621
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

	December 31,
	2025	2024
	(in millions)
Fixed maturities, available-for-sale	$30,047	$22,891
Fixed maturities, trading	231	201
Separate account assets	275	442
Equity securities	244	476
Short-term investments	0	351
Other	319	357
Total securities pledged(1)	$31,116	$24,718
__________
(1)These assets are reported on the Company's Consolidated Statements of Financial Position.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2025	2024
	(in millions)
Securities sold under agreements to repurchase	$9,598	$6,796
Cash collateral for loaned securities	8,700	9,621
Policyholders’ account balances(1)	2,501	2,501
Separate account liabilities	284	454
Short-term debt	0	1
Long-term debt	184	99
Other liabilities(2)	6,215	4,762
Total liabilities supported by the pledged collateral	$27,482	$24,234
__________
(1)Includes funding agreements issued to the Federal Home Loan Bank of New York.
(2)Primarily includes liabilities associated with derivative counterparties.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was $1,532 million as of December 31, 2025 (the largest components of which included $637 million of securities and $895 million of cash from OTC derivative counterparties) and $1,920 million as of December 31, 2024 (the largest components of which included $265 million of securities and $1,655 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2025	2024
	(in millions)
Assets on deposit with governmental authorities or trustees	$11	$10
Assets held in voluntary trusts(1)	548	533
Assets held in trust related to reinsurance and other agreements(2)	13,564	13,236
Securities restricted as to sale(3)	141	142
Total assets on deposit, assets held in trust and securities restricted as to sale	$14,264	$13,921

__________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $15.0 billion and $16.0 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2025 and 2024, respectively.
(3)Includes member and activity stock associated with membership in the Federal Home Loan Bank of New York.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Fixed maturities, available-for-sale	$1,870	$1,250	$663	$716
Fixed maturities, trading	442	166	0	0
Equity securities	106	80	0	0
Commercial mortgage and other loans	583	681	244	490
Other invested assets	8,227	6,379	477	500
Cash and cash equivalents	654	308	0	0
Accrued investment income	12	6	1	3
Other assets	1,594	644	716	613
Total assets of consolidated VIEs	$13,488	$9,514	$2,101	$2,322
Other liabilities	$603	$218	$3	$1
Notes issued by consolidated VIEs(2)	2,644	1,392	15	38
Total liabilities of consolidated VIEs	$3,247	$1,610	$18	$39
__________
(1)Total assets of consolidated VIEs reflect $4,801 million and $3,835 million as of December 31, 2025 and 2024, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2025, the maturities of these obligations were between 0 and 14 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,484 million and $1,529 million at December 31, 2025 and 2024, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $20,509 million and $21,847 million as of December 31, 2025 and 2024, respectively. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,671 million and $1,601 million as of December 31, 2025 and 2024, respectively, and total derivative liabilities of $6,215 million and $4,751 million as of December 31, 2025 and 2024, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2025			December 31, 2024
Primary Underlying Risk / Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$5,083	$23	$(344)	$4,260	$11	$(404)
Interest Rate Forwards	10	0	0	10	0	0
Foreign Currency
Foreign Currency Forwards	4,912	28	(208)	4,771	92	(197)
Currency/Interest Rate
Foreign Currency Swaps	33,823	1,286	(1,440)	31,301	2,652	(368)
Total Derivatives Designated as Hedge Accounting Instruments	$43,828	$1,337	$(1,992)	$40,342	$2,755	$(969)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$244,336	$10,825	$(23,617)	$228,392	$11,272	$(24,802)
Interest Rate Futures	12,079	7	(22)	9,773	6	(21)
Interest Rate Options	30,025	134	(1,382)	34,005	430	(1,583)
Interest Rate Forwards	3,658	11	(7)	2,544	9	(80)
Interest Rate Total Return Swaps	1,434	217	(221)	485	4	(2)
Foreign Currency
Foreign Currency Forwards	34,149	1,356	(1,383)	27,819	1,625	(1,181)
Currency/Interest Rate
Foreign Currency Swaps	7,318	370	(179)	7,525	658	(129)
Credit
Credit Default Swaps	5,784	112	0	4,027	90	0
Equity
Equity Futures	1,033	3	(6)	2,019	6	(7)
Equity Options	200,661	10,378	(9,189)	104,438	4,507	(3,790)
Equity Total Return Swaps	14,973	1,366	(1,159)	9,796	331	(327)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	75,883	0	0	76,416	1	(1)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$632,583	$24,779	$(37,165)	$508,489	$18,939	$(31,923)
Total Derivatives(2)(3)	$676,411	$26,116	$(39,157)	$548,831	$21,694	$(32,892)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $18,404 million (including the Prismic funds withheld-related embedded derivative net liability of $194 million) and $11,783 million (including the Prismic funds withheld-related embedded derivative net liability of $(91) million) as of December 31, 2025, and 2024, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

As of December 31, 2025, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2025		December 31, 2024
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$594	$11	$216	$11
Policyholders’ account balances	$(1,588)	$299	$(1,510)	$327
Future policy benefits	$(2,405)	$300	$(2,280)	$423
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

Offsetting Assets and Liabilities

The following tables present recognized derivative instruments (excluding embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position:

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$25,990	$(24,445)	$1,545	$(637)	$908
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$25,990	$(24,445)	$1,545	$(637)	$908
Offsetting of Financial Liabilities:
Derivatives	$39,157	$(32,942)	$6,215	$(6,011)	$204
Securities sold under agreement to repurchase	9,598	0	9,598	(9,523)	75
Total Liabilities	$48,755	$(32,942)	$15,813	$(15,534)	$279

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,574	$(20,093)	$1,481	$(696)	$785
Securities purchased under agreement to resell	277	0	277	(277)	0
Total Assets	$21,851	$(20,093)	$1,758	$(973)	$785
Offsetting of Financial Liabilities:
Derivatives	$32,891	$(28,141)	$4,750	$(4,403)	$347
Securities sold under agreement to repurchase	6,796	0	6,796	(6,796)	0
Total Liabilities	$39,687	$(28,141)	$11,546	$(11,199)	$347
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

	Year Ended December 31, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(5)	$0	$1	$0	$0	$20	$(1)	$0
Currency	0	0	0	0	0	0	128	0
Total gains (losses) on derivatives designated as hedge instruments	(5)	0	1	0	0	20	127	0
Gains (losses) on the hedged item:
Interest Rate	2	0	21	0	0	(28)	(5)	0
Currency	0	0	0	0	0	0	(127)	0
Total gains (losses) on hedged item	2	0	21	0	0	(28)	(132)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(14)	(59)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(14)	(59)
Total gains (losses) on fair value hedges net of hedged item	(3)	0	22	0	0	(8)	(19)	(59)
Cash flow hedges
Interest Rate	0	0	(13)	0	0	0	0	9
Currency	0	0	0	0	0	0	0	(107)
Currency/Interest Rate	7	0	346	(460)	0	0	0	(1,913)
Total gains (losses) on cash flow hedges	7	0	333	(460)	0	0	0	(2,011)
Net investment hedges
Currency	0	0	0	0	0	0	0	(47)
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	(47)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(47)	(810)	0	0	0	0	0	0
Currency	(684)	0	0	(1)	0	0	0	0
Currency/Interest Rate	(267)	0	0	(7)	0	0	0	0
Credit	96	0	0	0	0	0	0	0
Equity	3,441	(835)	0	0	0	0	0	0
Embedded Derivatives (2)	(4,834)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,295)	(1,645)	0	(8)	0	0	0	0
Total	$(2,291)	$(1,645)	$355	$(468)	$0	$(8)	$(19)	$(2,117)

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$8	$0	$0	$0	$0	$(119)	$(125)	$0
Currency	0	0	0	0	0	0	(31)	0
Total gains (losses) on derivatives designated as hedge instruments	8	0	0	0	0	(119)	(156)	0
Gains (losses) on the hedged item:
Interest Rate	(8)	0	12	0	0	109	95	0
Currency	0	0	0	0	0	0	31	0
Total gains (losses) on hedged item	(8)	0	12	0	0	109	126	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(10)	(4)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(10)	(4)
Total gains (losses) on fair value hedges net of hedged item	0	0	12	0	0	(10)	(40)	(4)
Cash flow hedges
Interest Rate	(15)	0	(16)	0	0	0	0	2
Currency	0	0	0	0	0	0	0	52
Currency/Interest Rate	78	0	328	207	0	0	0	857
Total gains (losses) on cash flow hedges	63	0	312	207	0	0	0	911
Net investment hedges
Currency	0	0	0	0	0	0	0	27
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,554)	(2,313)	0	0	0	0	0	0
Currency	263	0	0	0	0	0	0	0
Currency/Interest Rate	292	0	0	2	0	0	0	0
Credit	109	0	0	0	0	0	0	0
Equity	3,257	(852)	0	0	0	0	0	0
Embedded Derivatives (2)	(1,752)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	615	(3,165)	0	2	0	0	0	0
Total	$678	$(3,165)	$324	$209	$0	$(10)	$(40)	$934

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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

__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $(3) million, $78 million, and $28 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Includes the Prismic funds withheld-related embedded derivative realized gain (loss) of $(284) million, $598 million, and $(508) million for the years ended December 31, 2025, 2024, and 2023 respectively.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2022	$2,616
Amount recorded in AOCI
Interest Rate	(15)
Currency	(108)
Currency/Interest Rate	(1,448)
Total amount recorded in AOCI	(1,571)
Amount reclassified from AOCI to income
Interest Rate	38
Currency	(14)
Currency/Interest Rate	(200)
Total amount reclassified from AOCI to income	(176)
Balance, December 31, 2023	$869
Amount recorded in AOCI
Interest Rate	(28)
Currency	55
Currency/Interest Rate	1,469
Total amount recorded in AOCI	1,496
Amount reclassified from AOCI to income
Interest Rate	30
Currency	(3)
Currency/Interest Rate	(612)
Total amount reclassified from AOCI to income	(585)
Balance, December 31, 2024	$1,780
Amount recorded in AOCI
Interest Rate	(4)
Currency	(115)
Currency/Interest Rate	(2,020)
Total amount recorded in AOCI	(2,139)
Amount reclassified from AOCI to income
Interest Rate	13
Currency	8
Currency/Interest Rate	107
Total amount reclassified from AOCI to income	128
Balance, December 31, 2025	$(231)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2025 values, it is estimated that a pre-tax gain of approximately $281 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2026.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(49) million for the year ended December 31, 2025, $104 million for the year ended December 31, 2024, and $39 million for the year ended December 31, 2023.

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

	December 31, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,043	61	0	0	0	0	741	51	5,784	112
Total	$0	$0	$0	$0	$5,043	$61	$0	$0	$0	$0	$741	$51	$5,784	$112

	December 31, 2024
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	3,365	40	0	0	0	0	662	50	4,027	90
Total	$0	$0	$0	$0	$3,365	$40	$0	$0	$0	$0	$662	$50	$4,027	$90
__________
(1)The NAIC rating designations are based on availability and the lowest ratings among “Moody's, Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, an NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 3% and 4% of the index reference name rated as NAIC 6 as of December 31, 2025, and 2024, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company has no exposure on purchased credit protection as of December 31, 2025, and 2024.

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

As of December 31, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,179	$0	$	$22,179
Obligations of U.S. states and their political subdivisions	0	5,460	5		5,465
Foreign government securities	0	50,609	5		50,614
U.S. corporate public securities	0	107,718	63		107,781
U.S. corporate private securities(2)	0	42,007	5,094		47,101
Foreign corporate public securities	0	23,661	42		23,703
Foreign corporate private securities	0	38,425	1,734		40,159
Asset-backed securities(3)	0	15,227	4,102		19,329
Commercial mortgage-backed securities	0	8,890	853		9,743
Residential mortgage-backed securities	0	5,281	100		5,381
Subtotal	0	319,457	11,998		331,455
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0		245
Foreign government securities	0	596	0		596
Corporate securities	0	55	0		55
Equity securities	2,225	1,721	0		3,946
Subtotal	2,225	2,617	0		4,842
Market risk benefit assets	0	0	2,330		2,330
Fixed maturities, trading	0	12,556	2,313		14,869
Equity securities	8,052	2,294	626		10,972
Commercial mortgage and other loans	0	793	263		1,056
Other invested assets(4)	301	25,816	1,088	(24,445)	2,760
Short-term investments	116	5,664	1		5,781
Cash equivalents	1,466	11,372	0		12,838
Reinsurance recoverables and deposit receivables	0	206	367		573
Separate account assets(5)(6)	9,419	159,115	211		168,745
Total assets	$21,579	$539,890	$19,197	$(24,445)	$556,221
Market risk benefit liabilities	$0	$0	$4,623	$	$4,623
Policyholders’ account balances	0	0	18,799		18,799
Reinsurance and funds withheld payables	0	174	0		174
Other liabilities	280	38,877	0	(32,942)	6,215
Notes issued by consolidated VIEs	0	0	767		767
Total liabilities	$280	$39,051	$24,189	$(32,942)	$30,578

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,348	$0	$	$20,348
Obligations of U.S. states and their political subdivisions	0	6,098	6		6,104
Foreign government securities	0	57,472	7		57,479
U.S. corporate public securities	0	98,442	66		98,508
U.S. corporate private securities(2)	0	39,848	3,941		43,789
Foreign corporate public securities	0	21,946	36		21,982
Foreign corporate private securities	0	32,675	1,788		34,463
Asset-backed securities(3)	0	15,654	1,480		17,134
Commercial mortgage-backed securities	0	8,420	853		9,273
Residential mortgage-backed securities	0	2,490	0		2,490
Subtotal	0	303,393	8,177		311,570
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	220	0		220
Foreign government securities	0	539	0		539
Corporate securities	0	67	0		67
Equity securities	1,522	1,359	0		2,881
Subtotal	1,522	2,185	0		3,707
Market risk benefit assets	0	0	2,331		2,331
Fixed maturities, trading	0	10,544	1,986		12,530
Equity securities	7,154	1,745	518		9,417
Commercial mortgage and other loans	0	469	233		702
Other invested assets(4)	10	21,683	953	(20,093)	2,553
Short-term investments	1,896	6,238	461		8,595
Cash equivalents	326	10,365	0		10,691
Reinsurance recoverables and deposit receivables	0	236	613		849
Separate account assets(5)(6)	8,441	157,999	232		166,672
Total assets	$19,349	$514,857	$15,504	$(20,093)	$529,617
Market risk benefit liabilities	$0	$0	$4,455	$	$4,455
Policyholders’ account balances	0	0	12,746		12,746
Reinsurance and funds withheld payables	0	(118)	0		(118)
Other liabilities	28	32,863	1	(28,141)	4,751
Notes issued by consolidated VIEs	0	0	60		60
Total liabilities	$28	$32,745	$17,262	$(28,141)	$21,894
__________
(1)“Netting” amounts represent cash collateral of $(8,496) million and $(8,049) million as of December 31, 2025 and 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $15,744 million (carrying amount of $15,744 million) and $14,748 million (carrying amount of $14,748 million) as of December 31, 2025 and 2024, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of December 31, 2025 and 2024, the fair value of such investments was $5,526 million and $5,021 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of December 31, 2025 and 2024, the fair value of such investments was $27,506 million and $26,700 million, respectively.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2025 and 2024, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market inputs from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts, commodity forward contracts, credit default swaps, loan commitments held for sale and to be announced (“TBA”) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Market Risk Benefits—Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the Retirement Strategies segment including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

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

Capital market inputs, including interest rates and equity market volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.

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

Other Liabilities—Other liabilities include certain derivative instruments. The fair values of derivative instruments are determined consistent with those described above under “Derivative Instruments.”

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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities:

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,702	Discounted cash flow	Discount rate	1.10%	25.50%	8.47%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	7.5X	Increase
		Liquidation	Liquidation value	12.01%	39.00%	30.18%	Increase
Asset backed securities	$1,767	Discounted cash flow	Discount rate	2.10%	10.05%	6.10%	Decrease
			Liquidity premium	1.50%	2.60%	1.89%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,330	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase

			Equity volatility curve	15%	25%		Decrease
Equity securities	$214	Discounted cash flow(5)	Discount rate(5)	40%	40%		Decrease
		Market comparables	EBITDA multiple(4)	7.0X	7.0X	7.0X	Increase
		Net Asset Value	Share price	$3	$1,809	$778	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	2.15%	3.10%	2.63%	Decrease
Reinsurance recoverables and deposit receivables	$367	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,623	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$18,716	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(2)%	9%		Increase
Notes issued by consolidated VIEs	$382	Liquidation	Liquidation value	100.00%	100.00%	100.00%	Increase

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,763	Discounted cash flow	Discount rate	0.95%	20.00%	10.36%	Decrease
		Market comparables	EBITDA multiple(4)	3.0X	8.8X	7.6X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset backed securities	$529	Discounted cash flow	Discount rate	2.30%	10.70%	6.08%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(6)	$2,331	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$209	Discounted cash flow	Discount rate(5)	0.16%	40%		Decrease
		Market comparables	EBITDA multiple(4)	5.5X	12.2X	6.0X	Increase
		Net Asset Value	Share price	$3	$1,810	$779	Increase
Reinsurance recoverables and deposit receivables	$613	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.29%	1.71%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,455	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.29%	1.71%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$12,741	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.29%	1.73%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	7%		Increase

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
(5)For these investments, a range of discount rates is typically used and is therefore a more meaningful representation of the unobservable inputs used in the valuation rather than a weighted average.
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
(9)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2025 and 2024, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 15 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2025 and 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Year Ended December 31, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$(1)	$0	$0	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(131)	2,682	(547)	0	(1,210)	(42)	413	(63)	6,933	(165)
Structured securities(4)	2,333	44	2,902	(169)	0	(513)	(174)	1,220	(588)	5,055	50
Other assets:
Fixed maturities, trading	1,986	(54)	1,725	(324)	0	(542)	181	30	(689)	2,313	(86)
Equity securities	518	5	246	(82)	0	(3)	(8)	131	(181)	626	(7)
Commercial mortgage and other loans	233	(1)	0	0	31	0	0	0	0	263	0
Other invested assets	953	(14)	196	(46)	0	(2)	1	0	0	1,088	(15)
Short-term investments	461	(1)	39	(453)	0	(62)	(5)	22	0	1	0
Cash equivalents	0	0	12	0	0	(10)	(2)	0	0	0	0
Reinsurance recoverables and deposit receivables	613	(29)	94	0	0	(75)	(236)	0	0	367	(104)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	232	20	99	(51)	0	(68)	0	4	(25)	211	13
Liabilities:
Policyholders’ account balances(5)	(12,746)	(4,475)	0	0	(1,570)	0	(8)	0	0	(18,799)	616
Other liabilities	(1)	1	0	0	0	0	0	0	0	0	1
Notes issued by consolidated VIEs	(60)	5	0	0	(507)	193	(398)	0	0	(767)	2

	Year Ended December 31, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(162)	$0	$0	$80	$(5)	$(190)	$0	$0	$75
Other assets:
Fixed maturities, trading	0	(54)	0	0	0	0	(86)	0	0
Equity securities	0	5	0	0	0	0	(7)	0	0
Commercial mortgage and other loans	(1)	0	0	0	0	0	0	0	0
Other invested assets	(1)	(14)	0	0	1	(1)	(14)	0	0
Short-term investments	0	0	0	(1)	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(29)	0	0	0	0	(104)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	20	0	0	0	0	13	0
Liabilities:
Policyholders’ account balances	(4,475)	0	0	0	0	616	0	0	0
Other liabilities	1	0	0	0	0	1	0	0	0
Notes issued by consolidated VIEs	0	5	0	0	0	0	2	0	0

	Year Ended December 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$7	$0	$0	$0	$0	$0	$(1)	$0	$0	$6	$(1)
Foreign government	8	0	0	0	0	(1)	0	0	0	7	0
Corporate securities(3)	4,806	(253)	2,181	(145)	0	(806)	(144)	250	(58)	5,831	(227)
Structured securities(4)	1,297	5	2,764	(244)	0	(125)	(494)	67	(937)	2,333	(2)
Other assets:
Fixed maturities, trading	429	(67)	1,826	(56)	0	(218)	1	466	(395)	1,986	(64)
Equity securities	512	(22)	153	(55)	0	(67)	5	2	(10)	518	(6)
Commercial mortgage and other loans	0	0	0	0	210	0	23	0	0	233	0
Other invested assets	846	(85)	175	(2)	0	0	19	0	0	953	(85)
Short-term investments	29	0	488	(25)	0	(6)	(25)	0	0	461	1
Cash equivalents	4	0	5	0	0	0	(9)	0	0	0	0
Reinsurance recoverables and deposit receivables	224	144	223	0	0	(66)	88	0	0	613	78
Other assets	11	0	8	0	0	0	(19)	0	0	0	0
Separate account assets	1,094	(61)	322	(1,061)	0	(14)	0	12	(60)	232	(24)
Liabilities:
Policyholders’ account balances(5)	(7,752)	(2,785)	0	0	(2,254)	0	45	0	0	(12,746)	1,165
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	(778)	(5)	0	0	(60)	0	783	0	0	(60)	0

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(269)	$0	$0	$22	$(1)	$(240)	$0	$0	$10
Other assets:
Fixed maturities, trading	0	(69)	0	0	2	0	(64)	0	0
Equity securities	0	(22)	0	0	0	0	(6)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(84)	0	0	0	(1)	(84)	0	0
Short-term investments	(1)	0	0	0	1	0	0	0	1
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	144	0	0	0	0	78	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	(61)	0	0	0	0	(24)	0
Liabilities:
Policyholders’ account balances	(2,785)	0	0	0	0	1,165	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(5)	0	0	0	0	0	0	0

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(25)	$0	$0	$(5)	$9	$(7)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	9	0	0	2	0	5	0	0
Equity securities	(1)	27	0	0	0	0	12	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(4)	(34)	0	0	0	(4)	(34)	0	0
Short-term investments	3	0	0	0	2	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(40)	0	0	0	0	(63)	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	55	0	0	0	0	42	0
Liabilities:
Policyholders’ account balances	(2,601)	0	0	0	0	(322)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	9	0	0	0	0	9	0	0
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
(6)Excludes MRB assets of $2,330 million and $2,331 million and MRB liabilities of $4,623 million and $4,455 million as of December 31, 2025 and 2024, respectively. See Note 14 for additional information.
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

	As of December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,210	$0	$	$11,217
Currency	0	1,384	0		1,384
Credit	0	112	0		112
Currency/Interest Rate	0	1,656	0		1,656
Equity	293	11,454	0		11,747
Netting(1)				(24,445)	(24,445)
Total derivative assets	$300	$25,816	$0	$(24,445)	$1,671
Derivative Liabilities:
Interest Rate	$22	$25,571	$0	$	$25,593
Currency	0	1,591	0		1,591
Credit	0	0	0		0
Currency/Interest Rate	0	1,619	0		1,619
Equity	258	10,096	0		10,354
Netting(1)				(32,942)	(32,942)
Total derivative liabilities	$280	$38,877	$0	$(32,942)	$6,215

	As of December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,725	$1	$	$11,733
Currency	0	1,717	0		1,717
Credit	0	90	0		90
Currency/Interest Rate	0	3,310	0		3,310
Equity	3	4,841	0		4,844
Netting(1)				(20,093)	(20,093)
Total derivative assets	$10	$21,683	$1	$(20,093)	$1,601
Derivative Liabilities:
Interest Rate	$21	$26,871	$1	$	$26,893
Currency	0	1,378	0		1,378
Credit	0	0	0		0
Currency/Interest Rate	0	497	0		497
Equity	7	4,117	0		4,124
Netting(1)				(28,141)	(28,141)
Total derivative liabilities	$28	$32,863	$1	$(28,141)	$4,751
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

	Year Ended December 31, 2025
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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Gains (Losses):
Commercial mortgage loans(1)	$0	$0	$(29)
Investment real estate(2)	$(12)	$(12)	$(17)
Investment in JV/LP and Other(2)	$(70)	$(7)	$(76)
Equity securities(2)	$56	$0	$0
Goodwill(3)	$0	$0	$(177)

	Year Ended December 31,
	2025	2024
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$0
Investment real estate(2)	$45	$73
Investment in JV/LP and Other2)	$61	$128
Equity securities(2)	$92	$0
Goodwill	$0	$0
__________
(1)Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.
(2)Reported carrying values for 2025 include values as of the measurement periods of March 31, 2025 for “Investment real estate,” December 31, 2025 for “Investment in JV/LP and Other” and September 30, 2025 and December 31, 2025 for “Equity securities.” Reported carrying values for 2024 include values as of the measurement periods of March 31, 2024 for “Investment in JV/LP and Other” and June 30, 2024 and September 30, 2024 for “Investment real estate.”
(3)The Company recognized a goodwill impairment charge for Assurance IQ (“AIQ”) in 2023. The fair value was determined using weighting of an income approach, based on discounted cash flow valuation techniques and a market valuation approach based on a forward sales multiple.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(5)	$5	$(9)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Commercial mortgage and other loans:
Interest income	$46	$26	$9
Changes in fair value	$(1)	$0	$0
Notes issued by consolidated VIEs:
Interest expense	$13	$14	$11

	Year Ended December 31,
	2025	2024
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,056	$702
Aggregate contractual principal as of period end	$1,048	$697
Other invested assets:
Fair value as of period end	$26	$19
Notes issued by consolidated VIEs:
Fair value as of period end	$767	$60
Aggregate contractual principal as of period end	$767	$60
__________
(1)As of December 31, 2025, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$14	$63,164	$63,178	$63,659
Policy loans	12	0	9,946	9,958	9,958
Other invested assets	0	93	0	93	93
Short-term investments	632	1	0	633	633
Cash and cash equivalents	6,652	222	0	6,874	6,874
Accrued investment income	0	3,636	0	3,636	3,636
Reinsurance recoverables and deposit receivables	0	8	6,710	6,718	6,718
Other assets	37	3,142	2	3,181	3,181
Total assets	$7,333	$7,116	$79,822	$94,271	$94,752
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,175	$49,931	$85,106	$89,970
Securities sold under agreements to repurchase	0	9,598	0	9,598	9,598
Cash collateral for loaned securities	0	8,700	0	8,700	8,700
Reinsurance and funds withheld payables(2)	0	10,639	(32)	10,607	10,607
Short-term debt	0	1,408	33	1,441	1,443
Long-term debt(3)	7,507	10,324	522	18,353	18,856
Notes issued by consolidated VIEs	0	0	1,892	1,892	1,892
Other liabilities	0	6,993	31	7,024	7,024
Separate account liabilities—investment contracts	0	22,548	17,663	40,211	40,211
Total liabilities	$7,507	$105,385	$70,040	$182,932	$188,301

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$17	$58,446	$58,463	$61,639
Policy loans	8	0	9,787	9,795	9,795
Other invested assets	0	95	0	95	95
Short-term investments	453	21	0	474	474
Cash and cash equivalents	7,352	454	0	7,806	7,806
Accrued investment income	0	3,441	0	3,441	3,441
Reinsurance recoverables and deposit receivables	0	8	5,782	5,790	5,790
Other assets	23	3,062	1	3,086	3,086
Total assets	$7,836	$7,098	$74,016	$88,950	$92,126
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,405	$43,466	$74,871	$79,571
Securities sold under agreements to repurchase	0	6,796	0	6,796	6,796
Cash collateral for loaned securities	0	9,621	0	9,621	9,621
Reinsurance and funds withheld payables(2)	0	10,489	(35)	10,454	10,454
Short-term debt	0	521	439	960	953
Long-term debt(3)	524	17,185	423	18,132	19,187
Notes issued by consolidated VIEs	0	0	1,370	1,370	1,370
Other liabilities	0	6,886	32	6,918	6,918
Separate account liabilities—investment contracts	0	21,144	18,677	39,821	39,821
Total liabilities	$524	$104,047	$64,372	$168,943	$174,691
__________
(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Re with a fair value of $7,513 million (carrying amount of $7,513 million) and $7,887 million (carrying amount of $7,887 million), a portion of which relates to insurance contracts as of December 31, 2025 and December 31, 2024, respectively. See Note 15 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $15,744 million (carrying amount of $15,744 million) and $14,748 million (carrying amount of $14,748 million) as of December 31, 2025 and December 31, 2024, respectively, which have been offset with the associated notes under a netting agreement.

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

7.DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Year Ended December 31, 2025
	Retirement Strategies	Individual Life		International Businesses	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,713	$2,215	$4,878	$9,304	$20,110
Capitalization	531	195	740	1,197	2,663
Amortization expense	(465)	(207)	(235)	(697)	(1,604)
Other adjustments(1)	17	0	7	(214)	(190)
Foreign currency adjustment	0	0	0	88	88
Balance, EOP	$3,796	$2,203	$5,390	$9,678	21,067
Other businesses					463
Total DAC balance					$21,530
__________
(1)Includes the impact of the reinsurance transaction with Prismic Re International in International Businesses. See Note 15 for additional information.

	Year Ended December 31, 2024
	Retirement Strategies	Individual Life		International Businesses(1)	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$3,676	$2,237	$5,364	$9,351	$20,628
Capitalization	423	186	734	1,139	2,482
Amortization expense	(386)	(208)	(241)	(670)	(1,505)
Other adjustments(2)	0	0	(979)	(40)	(1,019)
Foreign currency adjustment	0	0	0	(476)	(476)
Balance, EOP	$3,713	$2,215	$4,878	$9,304	20,110
Other businesses					338
Total DAC balance					$20,448
__________
(1)Prior period amounts have been updated to conform to current presentation.

(2)Includes the impacts of the reinsurance transactions with Wilton Re and Somerset Re in Individual Life (Universal Life). See Note 15 for additional information

	Year Ended December 31, 2023
	Retirement Strategies	Individual Life		International Businesses(1)	Total
	Individual Variable	Term Life	Variable/ Universal Life
	(in millions)
Balance, BOP	$4,171	$2,288	$5,000	$8,941	$20,400
Capitalization	261	160	608	1,196	2,225
Amortization expense	(366)	(212)	(244)	(641)	(1,463)
Other adjustments(2)	(390)	1	0	20	(369)
Foreign currency adjustment	0	0	0	(165)	(165)
Balance, EOP	$3,676	$2,237	$5,364	$9,351	20,628
Other businesses					228
Total DAC balance					$20,856
__________
(1)Prior period amounts have been updated to conform to current presentation.
(2)Includes the impact of the reinsurance transaction with AuguStar in Individual Retirement Strategies. See Note 15 for additional information.

Deferred Reinsurance Losses

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Year Ended December 31, 2025
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$150	$130	$969	$1,249
Amortization	(29)	(3)	(37)	(69)
Balance, EOP	$121	$127	$932	1,180
Other businesses				64
Total DRL balance				$1,244

	Year Ended December 31, 2024
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$178	$132	$0	$310
Deferred reinsurance loss(1)	0	0	979	979
Amortization	(28)	(2)	(10)	(40)
Balance, EOP	$150	$130	$969	1,249
Other businesses				87
Total DRL balance				$1,336
__________
(1)Includes the impacts of the reinsurance transaction with Wilton Re. See Note 15 for additional information.

	Year Ended December 31, 2023
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$206	$0	$0	$206
Deferred reinsurance loss(1)	0	224	0	224
Amortization	(28)	(1)	0	(29)
Other adjustments(1)	0	(91)	0	(91)
Balance, EOP	$178	$132	$0	310
Other businesses				0
Total DRL balance				$310
__________
(1)Includes the impacts of the reinsurance transaction with Prismic Re. See Note 15 for additional information.

Deferred Reinsurance Gains

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Year Ended December 31, 2025
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$287	$62	$348	$697
Deferred reinsurance gain	0	6	0	6
Amortization	(24)	(3)	(15)	(42)
Foreign currency adjustment	0	2	0	2
Balance, EOP	$263	$67	$333	663
Other businesses				40
Total DRG balance				$703

	Year Ended December 31, 2024
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$311	$65	$0	$376
Deferred reinsurance gain(1)	0	1	363	364
Amortization	(24)	(3)	(15)	(42)
Foreign currency adjustment	0	(1)	0	(1)
Balance, EOP	$287	$62	$348	697
Other businesses				42
Total DRG balance				$739
__________
(1)Includes the impacts of the reinsurance transaction with Somerset Re. See Note 15 for additional information.

	Year Ended December 31, 2023
	Retirement Strategies		Individual Life	Total
	Individual Variable	Institutional	Variable/ Universal Life
	(in millions)
Balance, BOP	$55	$62	$0	$117
Deferred reinsurance gain(1)	277	3	0	280
Amortization	(21)	(3)	0	(24)
Foreign currency adjustment	0	3	0	3
Balance, EOP	$311	$65	$0	376
Other businesses				48
Total DRG balance				$424
__________
(1)Includes the impacts of the reinsurance transaction with AuguStar. See Note 15 for additional information.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products within Individual Retirement Strategies, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, BOP	$376	$410	$446
Capitalization	5	1	2
Amortization expense	(34)	(35)	(38)
Balance, EOP	347	376	410
Other businesses	28	30	33
Total DSI balance	$375	$406	$443

Value of Business Acquired

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, BOP	$421	$511	$597
Amortization expense	(40)	(42)	(49)
Foreign currency adjustment	3	(48)	(37)
Balance, EOP	384	421	511
Other businesses(1)	13	14	19
Total VOBA balance	$397	$435	$530
__________
(1)Represents Aoba Life business.

The following table provides estimated future amortization for the periods indicated:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$37	$33	$30	$27	$25	$245	$397

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,753	$4,674
Obligations of U.S. states and their political subdivisions	2,514	2,224
Foreign government bonds	109	93
U.S. corporate securities	13,783	11,440
Foreign corporate securities	4,282	3,010
Asset-backed securities	3,445	1,283
Mortgage-backed securities	10,154	14,144
Mutual funds:
Equity	92,137	90,180
Fixed Income	30,602	33,828
Other	6,315	5,439
Equity securities	5,459	4,845
Commercial mortgage and other loans	53	54
Other invested assets	19,749	19,352
Short-term investments	1,276	1,137
Cash and cash equivalents	1,620	1,669
Total	$196,251	$193,372

For the periods ended December 31, 2025, 2024 and 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Year Ended December 31, 2025
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$28,645	$9,308	$86,974	$25,126	$46,891	$196,944
Deposits	9,597	397	560	157	4,298	15,009
Investment performance	1,930	698	9,914	2,359	6,762	21,663
Policy charges	(64)	(11)	(1,994)	(340)	(1,250)	(3,659)
Surrenders and withdrawals	(6,871)	(604)	(14,305)	(119)	(1,445)	(23,344)
Benefit payments	(3,706)	(544)	(102)	(400)	(561)	(5,313)
Net transfers (to) from general account	(36)	(174)	8	49	(763)	(916)
Other	(217)	(93)	2	84	140	(84)
Balance, EOP	$29,278	$8,977	$81,057	$26,916	$54,072	$200,300
Other businesses(1)						(4,049)
Total separate account liabilities						$196,251

Cash surrender value(2)	$29,278	$8,977	$80,384	$26,828	$52,552	$198,019
__________
(1)Primarily represents activity from the Company’s intercompany eliminations as well as Divested and Run-off Businesses. There are no associated cash surrender charges.
(2)“Cash surrender value” represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. There are no cash surrender charges for the PGIM and Institutional Retirement Strategies segments.

	Year Ended December 31, 2024
		Retirement Strategies
	PGIM	Institutional	Individual	Group Insurance	Individual Life	Total
	(in millions)
Balance, BOP	$32,648	$11,011	$94,130	$25,021	$39,223	$202,033
Deposits	15,374	143	606	734	3,728	20,585
Investment performance	(45)	146	8,722	1,013	7,032	16,868
Policy charges	(69)	(11)	(2,231)	(317)	(1,168)	(3,796)
Surrenders and withdrawals	(14,766)	(1,050)	(14,070)	(370)	(986)	(31,242)
Benefit payments	(3,550)	(541)	(87)	(303)	(449)	(4,930)
Net transfers (to) from general account	(184)	(76)	(102)	6	(577)	(933)
Other	(763)	(314)	6	(658)	88	(1,641)
Balance, EOP	$28,645	$9,308	$86,974	$25,126	$46,891	196,944
Other businesses(1)						(3,572)
Total separate account liabilities						$193,372

Cash surrender value(2)	$28,645	$9,308	$86,081	$25,028	$43,333	$192,395
__________
(1)Primarily represents activity from the Company’s intercompany eliminations as well as Divested and Run-off Businesses. There are no associated cash surrender charges.

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
__________
(1)Primarily represents activity from the Company’s intercompany eliminations as well as Divested and Run-off Businesses. There are no associated cash surrender charges.
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

The following table sets forth information related to the Company’s investments in joint ventures and other operating entities as of and for the years ended December 31:

	2025	2024	2023(1)
	(in millions)
Investment in joint ventures and other operating entities	$1,030	$782	$1,192
Dividends received from joint ventures and other operating entities	$107	$95	$66
After-tax equity in earnings of joint ventures and other operating entities	$129	$144	$49
__________
(1)In September of 2023, the Company acquired a 20% equity interest as a limited partner in Prismic. See Note 1 for additional information.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $61 million, $31 million and $10 million, respectively, of asset management fee income for services the Company provided to these joint ventures and other operating entities.

10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

	PGIM	International Businesses	Corporate and Other	Other	Total
	(in millions)
Goodwill balance, December 31, 2022:	$549	$115	$202	$10	$876
Acquisitions(1)	373	0	0	0	373
Impairments(2)	0	0	(177)	0	(177)
Divestitures(3)	0	0	(23)	0	(23)
Foreign currency translation	30	(7)	(1)	0	22
Goodwill balance, December 31, 2023:	952	108	1	10	1,071
Foreign currency translation and other	(6)	(12)	0	0	(18)
Goodwill balance, December 31, 2024:	946	96	1	10	1,053
Foreign currency translation and other	47	1	(1)	(10)	37
Goodwill balance, December 31, 2025:	$993	$97	$0	$0	$1,090
__________
(1)During 2023, PGIM acquired a majority stake in Deerpath Capital Management, LP, a leading U.S.-based private credit and direct lending manager. The goodwill associated with that acquisition includes a measurement period adjustment made during 2024.
(2)Corporate and Other includes the impairment of the remaining goodwill allocated with Assurance IQ.
(3)Corporate and Other includes a sale of a foreign operation classified as a divested business.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2. The Company performed the annual goodwill impairment test using the quantitative approach for its reporting units at December 31, 2025. The estimated fair values of both PGIM and International Businesses incorporated a market approach based on an earnings multiple and exceeded their carrying values, resulting in no goodwill impairment as of December 31, 2025.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$918	$(650)	$268	$897	$(630)	$267
Customer relationships	271	(197)	74	260	(173)	87
Software and other	35	(26)	9	41	(30)	11
Not subject to amortization	39	N/A	39	41	N/A	41
Total			$390			$406

The fair values of net mortgage servicing rights were $271 million and $269 million at December 31, 2025 and 2024, respectively. Amortization expense for other intangibles was $73 million, $80 million and $89 million for the years ending December 31, 2025, 2024 and 2023, respectively. The amortization expense amounts for 2025, 2024 and 2023 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for additional information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

	2026	2027	2028	2029	2030
	(in millions)
Estimated future amortization expense of other intangibles	$69	$62	$56	$40	$32

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 23 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 12 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

	December 31,
	2025	2024
	($ in millions)
Operating Leases:
Right-of-use assets	$366	$373
Lease liabilities	$408	$408

Weighted average remaining lease term	8 years	9 years
Weighted average discount rate	2.82%	2.58%

Maturities of operating lease liabilities are as follows:

December 31, 2025
(in millions)
2026	$92
2027	81
2028	56
2029	46
2030	41
Thereafter	189
Total lease payments	505
Less imputed interest	(97)
Total	$408

Lease expense is included in “General and administrative expenses,” which consisted of operating lease and short-term costs. Operating lease costs were $121 million, $123 million, and $121 million for the years ended December 31, 2025, 2024, and 2023, respectively. Short-term lease costs were $70 million, $68 million, and $74 million for the years ended December 31, 2025, 2024, and 2023, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns certain real estate properties that are primarily reported within the investment portfolio. Such real estate is leased to third parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying a practical expedient. Lease income included in “Net investment income” was $64 million, $69 million, and $79 million for the years ended December 31, 2025, 2024, and 2023, respectively. Lease income included in “Other income” was $12 million, $11 million, and $11 million for the years ended December 31, 2025, 2024, and 2023, respectively.

12.LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

In 2025, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for Liability for Future Policy Benefits. The impact was favorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Individual Life Insurance, partially offset by unfavorable updates for morbidity in Long-Term Care and mortality in Institutional Retirement Strategies. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to offsetting impacts from updated policyholder behavior assumptions and mortality assumptions on universal life policies.

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

	Year Ended December 31, 2025
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of assumption update	169	(241)	(1,072)	8	(1,136)
Effect of actual variances from expected experience and other activity	(49)	(179)	(803)	106	(925)
Adjusted balance, BOP	87,191	10,882	46,575	3,100	147,748
Issuances	13,848	813	2,880	0	17,541
Net premiums / considerations collected	(10,223)	(1,365)	(6,656)	(310)	(18,554)
Interest accrual	3,638	527	1,449	142	5,756
Foreign currency adjustment	7,155	0	451	0	7,606
Other adjustments	0	60	91	0	151
Balance at original discount rate, EOP	101,609	10,917	44,790	2,932	160,248
Effect of cumulative changes in discount rate assumptions, EOP	(14,178)	(280)	(3,431)	(64)	(17,953)
Balance, EOP	$87,431	$10,637	$41,359	$2,868	142,295
Other businesses, EOP					111
Total balance, EOP					$142,406

	Year Ended December 31, 2025
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$151,484	$18,996	$135,485	$11,178	$317,143
Effect of cumulative changes in discount rate assumptions, BOP	20,182	1,134	17,834	1,548	40,698
Balance at original discount rate, BOP	171,666	20,130	153,319	12,726	357,841
Effect of assumption update	322	(392)	(1,013)	14	(1,069)
Effect of actual variances from expected experience and other activity	71	(230)	(928)	105	(982)
Adjusted balance, BOP	172,059	19,508	151,378	12,845	355,790
Issuances	13,848	813	2,880	0	17,541
Interest accrual	7,238	943	4,738	617	13,536
Benefit payments	(15,095)	(1,526)	(8,430)	(367)	(25,418)
Foreign currency adjustment	7,219	0	997	0	8,216
Other adjustments	5	30	247	0	282
Balance at original discount rate, EOP	185,274	19,768	151,810	13,095	369,947
Effect of cumulative changes in discount rate assumptions, EOP	(17,758)	(602)	(26,267)	(1,435)	(46,062)
Balance, EOP	$167,516	$19,166	$125,543	$11,660	323,885
Other businesses, EOP					1,689
Total balance, EOP					$325,574

	Year Ended December 31, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$80,086	$8,529	$84,184	$8,792	$181,591
Flooring impact, EOP	183	1	77	0	261
Balance, EOP, post-flooring	80,269	8,530	84,261	8,792	181,852
Less: Reinsurance recoverable	5,189	613	307	0	6,109
Balance after reinsurance recoverable, EOP, post-flooring	$75,080	$7,917	$83,954	$8,792	175,743
Other businesses, EOP(1)					1,522
Total balance after reinsurance recoverable, EOP					$177,265

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$71,407	$11,274	$55,431	$3,286	$141,398
Effect of cumulative changes in discount rate assumptions, BOP	11,869	228	1,218	16	13,331
Balance at original discount rate, BOP	83,276	11,502	56,649	3,302	154,729
Effect of assumption update	41	21	(863)	(276)	(1,077)
Effect of actual variances from expected experience and other activity	568	(228)	(2,160)	122	(1,698)
Adjusted balance, BOP	83,885	11,295	53,626	3,148	151,954
Issuances	24,498	857	3,354	0	28,709
Net premiums / considerations collected	(22,206)	(1,379)	(6,969)	(311)	(30,865)
Interest accrual	2,896	530	1,527	149	5,102
Foreign currency adjustment	(2,002)	0	(3,209)	0	(5,211)
Other adjustments	0	(1)	121	0	120
Balance at original discount rate, EOP	87,071	11,302	48,450	2,986	149,809
Effect of cumulative changes in discount rate assumptions, EOP	(14,545)	(578)	(2,599)	(132)	(17,854)
Balance, EOP	$72,526	$10,724	$45,851	$2,854	131,955
Other businesses, EOP					93
Total balance, EOP					$132,048

	Year Ended December 31, 2024
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$141,135	$19,852	$158,858	$12,139	$331,984
Effect of cumulative changes in discount rate assumptions, BOP	14,751	334	7,918	603	23,606
Balance at original discount rate, BOP	155,886	20,186	166,776	12,742	355,590
Effect of assumption update	(481)	21	(513)	(394)	(1,367)
Effect of actual variances from expected experience and other activity	716	(252)	(2,184)	99	(1,621)
Adjusted balance, BOP	156,121	19,955	164,079	12,447	352,602
Issuances	24,498	857	3,354	0	28,709
Interest accrual	6,290	945	4,717	606	12,558
Benefit payments	(13,131)	(1,615)	(9,163)	(327)	(24,236)
Foreign currency adjustment	(2,017)	0	(9,953)	0	(11,970)
Other adjustments	(95)	(12)	285	0	178
Balance at original discount rate, EOP	171,666	20,130	153,319	12,726	357,841
Effect of cumulative changes in discount rate assumptions, EOP	(20,182)	(1,134)	(17,834)	(1,548)	(40,698)
Balance, EOP	$151,484	$18,996	$135,485	$11,178	317,143
Other businesses, EOP					1,646
Total balance, EOP					$318,789

	Year Ended December 31, 2024
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$78,958	$8,272	$89,634	$8,324	$185,188
Flooring impact, EOP	68	0	37	0	105
Balance, EOP, post-flooring	79,026	8,272	89,671	8,324	185,293
Less: Reinsurance recoverable	5,057	654	349	0	6,060
Balance after reinsurance recoverable, EOP, post-flooring	$73,969	$7,618	$89,322	$8,324	179,233
Other businesses, EOP(1)					1,493
Total balance after reinsurance recoverable, EOP					$180,726

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$52,620	$11,282	$59,640	$2,932	$126,474
Effect of cumulative changes in discount rate assumptions, BOP	14,349	572	2,680	103	17,704
Balance at original discount rate, BOP	66,969	11,854	62,320	3,035	144,178
Effect of assumption update	(1,117)	(1)	(97)	266	(949)
Effect of actual variances from expected experience and other activity	540	(223)	(1,937)	161	(1,459)
Adjusted balance, BOP	66,392	11,630	60,286	3,462	141,770
Issuances	20,914	750	3,875	0	25,539
Net premiums / considerations collected	(10,389)	(1,413)	(7,637)	(317)	(19,756)
Interest accrual	2,233	538	1,669	157	4,597
Foreign currency adjustment	4,126	0	(1,663)	0	2,463
Other adjustments	0	(3)	119	0	116
Balance at original discount rate, EOP	83,276	11,502	56,649	3,302	154,729
Effect of cumulative changes in discount rate assumptions, EOP	(11,869)	(228)	(1,218)	(16)	(13,331)
Balance, EOP	$71,407	$11,274	$55,431	$3,286	141,398
Other businesses, EOP					86
Total balance, EOP					$141,484

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, BOP	$117,754	$19,288	$158,970	$10,685	$306,697
Effect of cumulative changes in discount rate assumptions, BOP	20,170	1,012	14,985	1,216	37,383
Balance at original discount rate, BOP	137,924	20,300	173,955	11,901	344,080
Effect of assumption update	(1,289)	(1)	189	357	(744)
Effect of actual variances from expected experience and other activity	514	(269)	(1,836)	160	(1,431)
Adjusted balance, BOP	137,149	20,030	172,308	12,418	341,905
Issuances	20,914	750	3,875	0	25,539
Interest accrual	5,109	944	4,902	594	11,549
Benefit payments	(11,477)	(1,522)	(9,022)	(270)	(22,291)
Foreign currency adjustment	4,209	0	(5,515)	0	(1,306)
Other adjustments	(18)	(16)	228	0	194
Balance at original discount rate, EOP	155,886	20,186	166,776	12,742	355,590
Effect of cumulative changes in discount rate assumptions, EOP	(14,751)	(334)	(7,918)	(603)	(23,606)
Balance, EOP	$141,135	$19,852	$158,858	$12,139	331,984
Other businesses, EOP					1,716
Total balance, EOP					$333,700

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits - Benefit Reserves
	Retirement Strategies	Individual Life	International Businesses(2)	Corporate and Other
	Institutional	Term Life		Long-Term Care	Total
	(in millions)
Balance, EOP, pre-flooring	$69,728	$8,578	$103,426	$8,852	$190,584
Flooring impact, EOP	61	0	25	0	86
Balance, EOP, post-flooring	69,789	8,578	103,451	8,852	190,670
Less: Reinsurance recoverable	5,539	744	304	0	6,587
Balance after reinsurance recoverable, EOP, post-flooring	$64,250	$7,834	$103,147	$8,852	184,083
Other businesses, EOP(1)					1,563
Total balance after reinsurance recoverable, EOP					$185,646
__________
(1)Reflects balance after reinsurance recoverable of $55 million, $60 million, and $69 million at December 31, 2025, 2024 and 2023, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Year Ended December 31, 2025
	Retirement Strategies	Individual Life	International Businesses	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$175,170	$23,101	$102,250	$6,397
Discounted expected future gross premiums (at original discount rate)	$109,368	$15,594	$79,537	$4,325
Discounted expected future gross premiums (at current discount rate)	$93,833	$15,249	$73,788	$4,240
Undiscounted expected future benefits and expenses	$301,899	$30,574	$250,822	$29,483
Weighted-average duration of the liability in years (at original discount rate)	8	9	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	14	15
Weighted-average interest rate (at original discount rate)	4.81%	5.11%	3.05%	4.91%
Weighted-average interest rate (at current discount rate)	5.37%	5.27%	4.46%	5.78%

	Year Ended December 31, 2024
	Retirement Strategies	Individual Life	International Businesses(1)	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$145,442	$22,947	$107,844	$6,817
Discounted expected future gross premiums (at original discount rate)	$94,222	$15,662	$84,715	$4,542
Discounted expected future gross premiums (at current discount rate)	$78,237	$14,901	$80,616	$4,350
Undiscounted expected future benefits and expenses	$274,071	$31,068	$254,008	$29,661
Weighted-average duration of the liability in years (at original discount rate)	8	10	18	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	16	16
Weighted-average interest rate (at original discount rate)	4.74%	5.30%	3.02%	4.91%
Weighted-average interest rate (at current discount rate)	5.59%	5.78%	3.70%	5.85%

	Year Ended December 31, 2023
	Retirement Strategies	Individual Life	International Businesses(1)	Corporate and Other
	Institutional	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$134,192	$23,083	$125,636	$6,852
Discounted expected future gross premiums (at original discount rate)	$90,606	$15,322	$98,959	$4,509
Discounted expected future gross premiums (at current discount rate)	$77,520	$15,044	$97,522	$4,491
Undiscounted expected future benefits and expenses	$242,617	$31,114	$280,791	$30,761
Weighted-average duration of the liability in years (at original discount rate)	9	10	19	18
Weighted-average duration of the liability in years (at current discount rate)	8	10	18	17
Weighted-average interest rate (at original discount rate)	4.62%	5.17%	2.95%	4.91%
Weighted-average interest rate (at current discount rate)	5.03%	4.99%	3.01%	5.25%
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

In 2025, there was an $85 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by an $8 million gain reflecting the impact of ceded reinsurance. The unfavorable impact in 2025 is primarily due to new pension risk transfer business sold in Institutional Retirement Strategies, for which the Present Value of Expected Benefits at the required discount rate exceeds the premium paid.

In 2024 and 2023, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Year Ended December 31, 2025
	Deferred Profit Liability
	Retirement Strategies	International Businesses	Total
	Institutional
	(in millions)
Balance, BOP	$5,670	$9,354	$15,024
Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,670	9,352	15,022
Effect of assumption update	(73)	(58)	(131)
Effect of actual variances from expected experience and other activity	0	9	9
Adjusted balance, BOP	5,597	9,303	14,900
Profits deferred	131	2,565	2,696
Interest accrual	230	353	583
Amortization	(570)	(2,128)	(2,698)
Foreign currency adjustment	19	90	109
Other adjustments	0	40	40
Balance, EOP, pre-flooring	5,407	10,223	15,630
Flooring impact, EOP	0	2	2
Balance, EOP	5,407	10,225	15,632
Less: Reinsurance recoverable	391	44	435
Balance after reinsurance recoverable	$5,016	$10,181	15,197
Other businesses			166
Total balance after reinsurance recoverable			$15,363

	Year Ended December 31, 2024
	Deferred Profit Liability
	Retirement Strategies	International Businesses(1)
	Institutional		Total
	(in millions)
Balance, BOP	$5,615	$9,259	$14,874
Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,615	9,257	14,872
Effect of assumption update	370	(288)	82
Effect of actual variances from expected experience and other activity	(99)	(59)	(158)
Adjusted balance, BOP	5,886	8,910	14,796
Profits deferred	142	2,679	2,821
Interest accrual	236	320	556
Amortization	(588)	(2,109)	(2,697)
Foreign currency adjustment	(6)	(480)	(486)
Other adjustments	0	32	32
Balance, EOP, pre-flooring	5,670	9,352	15,022
Flooring impact, EOP	0	2	2
Balance, EOP	5,670	9,354	15,024
Less: Reinsurance recoverable	391	40	431
Balance after reinsurance recoverable	$5,279	$9,314	14,593
Other businesses			161
Total balance after reinsurance recoverable			$14,754

	Year Ended December 31, 2023
	Deferred Profit Liability
	Retirement Strategies	International Businesses(1)
	Institutional		Total
	(in millions)
Balance, BOP	$5,532	$8,640	$14,172
Flooring impact, BOP	0	1	1
Balance, BOP, pre-flooring	5,532	8,639	14,171
Effect of assumption update	35	(295)	(260)
Effect of actual variances from expected experience and other activity	21	(75)	(54)
Adjusted balance, BOP	5,588	8,269	13,857
Profits deferred	342	3,005	3,347
Interest accrual	227	300	527
Amortization	(565)	(2,173)	(2,738)
Foreign currency adjustment	15	(176)	(161)
Other adjustments	8	32	40
Balance, EOP, pre-flooring	5,615	9,257	14,872
Flooring impact, EOP	0	2	2
Balance, EOP	5,615	9,259	14,874
Less: Reinsurance recoverable	386	19	405
Balance after reinsurance recoverable	$5,229	$9,240	14,469
Other businesses			148
Total balance after reinsurance recoverable			$14,617
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

The following table shows a rollforward of AIR balances for variable and universal life products within Individual Life, which is the only line of business that contains a material AIR balance, for the period indicated, along with a reconciliation to the Company’s total AIR balance:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$16,376	$14,308	$12,684
Flooring impact and amounts in AOCI	632	843	1,285
Balance, excluding amounts in AOCI, BOP, pre-flooring	17,008	15,151	13,969
Effect of assumption update	(39)	153	23
Effect of actual variances from expected experience and other activity	147	266	32
Adjusted balance, BOP	17,116	15,570	14,024
Assessments collected(1)	1,203	1,251	938
Interest accrual	592	539	488
Benefits paid	(394)	(353)	(301)
Other adjustments	37	1	2
Balance, excluding amounts in AOCI, EOP, pre-flooring	18,554	17,008	15,151
Flooring impact and amounts in AOCI	(440)	(632)	(843)
Balance, including amounts in AOCI, EOP, post-flooring	18,114	16,376	14,308
Less: Reinsurance recoverable	10,726	9,543	5,852
Balance after reinsurance recoverable, including amounts in AOCI, EOP	7,388	6,833	8,456
Other businesses	179	63	131
Total balance after reinsurance recoverable	$7,567	$6,896	$8,587
__________
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Year Ended December 31,
	2025	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	21	21	22
Weighted-average interest rate (at original discount rate)	3.36%	3.36%	3.40%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company's Consolidated Statement of Financial Position as of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Benefit reserves, EOP, post-flooring	$183,429	$186,846	$192,302
Deferred profit liability, EOP, post-flooring	15,798	15,185	15,022
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	18,293	16,439	14,439
Subtotal of amounts disclosed above	217,520	218,470	221,763
Other Future Policy Benefits reserves(1)	49,394	50,442	51,518
Total Future Policy Benefits	$266,914	$268,912	$273,281
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations as of the periods indicated:

	Year Ended December 31, 2025
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$10,803	$1,919	$0	$10,489	$547	$23,758
Deferred profit liability	282	0	0	(781)	(4)	(503)
Additional insurance reserves	0	0	3,219	92	44	3,355
Total	$11,085	$1,919	$3,219	$9,800	$587	$26,610

	Year Ended December 31, 2024
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses(2)
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$22,814	$1,892	$0	$11,061	$557	$36,324
Deferred profit liability	(61)	0	0	(576)	(12)	(649)
Additional insurance reserves	0	0	3,458	0	0	3,458
Total	$22,753	$1,892	$3,458	$10,485	$545	$39,133

	Year Ended December 31, 2023
	Revenues(1)
	Retirement Strategies	Individual Life		International Businesses(2)
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$11,156	$1,848	$0	$12,353	$540	$25,897
Deferred profit liability	(68)	0	0	(794)	34	(828)
Additional insurance reserves	0	0	2,947	0	0	2,947
Total	$11,088	$1,848	$2,947	$11,559	$574	$28,016

	Year Ended December 31, 2025
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$3,600	$416	$0	$3,289	$525	$7,830
Deferred profit liability	230	0	0	353	4	587
Additional insurance reserves	0	0	592	2	1	595
Total	$3,830	$416	$592	$3,644	$530	$9,012

	Year Ended December 31, 2024
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses(2)
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$3,394	$415	$0	$3,191	$505	$7,505
Deferred profit liability	236	0	0	320	4	560
Additional insurance reserves	0	0	539	1	0	540
Total	$3,630	$415	$539	$3,512	$509	$8,605

	Year Ended December 31, 2023
	Interest Expense
	Retirement Strategies	Individual Life		International Businesses(2)
	Institutional	Term Life	Variable/Universal Life		Other Businesses	Total
	(in millions)
Benefit reserves	$2,876	$406	$0	$3,233	$490	$7,005
Deferred profit liability	227	0	0	300	4	531
Additional insurance reserves	0	0	488	2	0	490
Total	$3,103	$406	$488	$3,535	$494	$8,026
__________
(1)Represents “Gross premiums” for benefit reserves, “Revenue” for DPL and “Gross assessments” for AIR.
(2)Prior period amounts have been updated to conform to current period presentation.

13.POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2025
	Retirement Strategies			Group Insurance	Individual Life	International Businesses	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$19,088	$34,085	$12,020	$4,974	$27,596	$54,270	$152,033
Deposits	9,706	7,232	5,922	1,363	2,887	9,159	36,269
Interest credited	884	729	392	137	605	2,169	4,916
Dispositions	0	0	0	0	0	0	0
Policy charges	(10)	(75)	(54)	(325)	(2,060)	(618)	(3,142)
Surrenders and withdrawals	(5,639)	(1,238)	(1,079)	(1,337)	(1,960)	(1,902)	(13,155)
Benefit payments	(664)	(57)	(135)	0	(121)	(2,295)	(3,272)
Net transfers (to) from separate account	0	15	0	(49)	786	0	752
Change in market value and other adjustments(1)	1	3,301	266	0	535	(12)	4,091
Foreign currency adjustment	0	0	0	0	0	175	175
Balance, end of period	$23,366	$43,992	$17,332	$4,763	$28,268	$60,946	178,667
Closed Block Division							4,273
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,782
Other(2)							1,585
Total Policyholders' account balance							$191,307
Weighted-average crediting rate	4.16%	1.87%	2.67%	2.82%	2.16%	3.76%	2.97%
Net amount at risk(3)	$0	$0	$0	$72,850	$418,361	$29,906	$521,117
Cash surrender value(4)	$23,366	$42,831	$15,442	$3,871	$22,386	$55,511	$163,407

	Year Ended December 31, 2024
	Retirement Strategies			Group Insurance	Individual Life	International Businesses(5)	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$17,738	$23,765	$7,095	$5,293	$27,439	$51,399	$132,729
Deposits	7,106	8,318	5,266	1,313	2,505	8,862	33,370
Interest credited	757	511	252	148	774	1,810	4,252
Dispositions	0	0	0	0	0	(336)	(336)
Policy charges	(11)	(33)	(5)	(322)	(2,051)	(570)	(2,992)
Surrenders and withdrawals	(5,895)	(919)	(719)	(1,452)	(1,654)	(2,373)	(13,012)
Benefit payments	(607)	(85)	(79)	0	(137)	(2,348)	(3,256)
Net transfers (to) from separate account	0	122	0	(6)	613	0	729
Change in market value and other adjustments(1)	0	2,406	210	0	107	(30)	2,693
Foreign currency adjustment	0	0	0	0	0	(2,144)	(2,144)
Balance, end of period	$19,088	$34,085	$12,020	$4,974	$27,596	$54,270	152,033
Closed Block Division							4,359
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,009
Other(2)							3,853
Total Policyholders' account balance							$166,254
Weighted-average crediting rate	4.11%	1.77%	2.64%	2.88%	2.81%	3.43%	2.99%
Net amount at risk(3)	$0	$0	$0	$73,259	$400,990	$26,435	$500,684
Cash surrender value(4)	$19,058	$32,501	$10,305	$3,892	$23,886	$49,028	$138,670

	Year Ended December 31, 2023
	Retirement Strategies			Group Insurance	Individual Life	International Businesses(5)	Total
	Institutional	Individual Variable	Individual Fixed	Life/Disability	Variable/Universal Life
	($ in millions)
Balance, beginning of period	$17,376	$17,524	$4,643	$5,839	$26,502	$46,493	$118,377
Deposits	5,657	4,638	2,659	1,212	2,447	9,028	25,641
Interest credited	677	305	129	165	773	1,445	3,494
Dispositions	0	0	0	0	0	0	0
Policy charges	(23)	(24)	(9)	(323)	(2,047)	(529)	(2,955)
Surrenders and withdrawals	(5,290)	(704)	(414)	(1,552)	(1,820)	(1,705)	(11,485)
Benefit payments	(659)	(76)	(76)	0	(154)	(2,185)	(3,150)
Net transfers (to) from separate account	0	34	0	(48)	1,393	0	1,379
Change in market value and other adjustments(1)	0	2,068	163	0	345	22	2,598
Foreign currency adjustment	0	0	0	0	0	(1,170)	(1,170)
Balance, end of period	$17,738	$23,765	$7,095	$5,293	$27,439	$51,399	132,729
Closed Block Division							4,500
Unearned revenue reserve, unearned expense credit, and additional interest reserve							5,326
Other(2)							4,463
Total Policyholders' account balance							$147,018
Weighted-average crediting rate	3.85%	1.48%	2.21%	2.96%	2.87%	2.95%	2.78%
Net amount at risk(3)	$0	$0	$0	$72,858	$382,399	$25,729	$480,986
Cash surrender value(4)	$17,738	$21,640	$5,827	$4,021	$23,234	$45,101	$117,561
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $2,738 million, $5,099 million and $5,479 million of the Full Service Retirement business’s account balances reinsured to Empower for December 31, 2025, 2024 and 2023, respectively.
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

“Policyholders’ account balances” for Institutional Retirement Strategies, International Businesses and Corporate and Other includes the Company’s Funding Agreement-Backed Notes (“FABN”) and Funding Agreement-Backed Commercial Paper (“FACP”) programs, which totaled $8,674 million, $5,547 million and $5,597 million, at December 31, 2025, 2024 and 2023, respectively. Under these programs, which have maximum authorized amounts of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from two months to ten years. Included in the amounts at December 31, 2025, 2024 and 2023 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $5,694 million, $3,486 million and $3,474 million, respectively, and short-term note liability of $2,500 million, $2,086 million and $2,156 million, respectively, and Retail Note liability of $508 million, $136 million, and $0 million, respectively.

“Policyholders’ account balances” for Institutional Retirement Strategies also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million, $2,628 million, and $2,628 million, as of December 31, 2025, 2024 and 2023, respectively. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years. For additional details regarding the FHLBNY program, see Note 18.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2025
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$208	$0	$0	$0	$208
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	71	0	0	0	71
3.00% - 4.00%	4,015	0	0	0	4,015
Greater than 4.00%	6,316	0	0	0	6,316
Total	$12,162	$0	$0	$0	$12,162
Retirement Strategies - Individual Variable
Less than 1.00%	$422	$120	$332	$0	$874
1.00% - 1.99%	82	432	1	0	515
2.00% - 2.99%	19	7	4	0	30
3.00% - 4.00%	1,495	6	9	0	1,510
Greater than 4.00%	73	0	0	0	73
Total	$2,091	$565	$346	$0	$3,002
Retirement Strategies - Individual Fixed
Less than 1.00%	$3	$7	$28	$1,743	$1,781
1.00% - 1.99%	395	46	208	46	695
2.00% - 2.99%	572	1,463	543	15	2,593
3.00% - 4.00%	3,072	12	11	3	3,098
Greater than 4.00%	73	0	0	0	73
Total	$4,115	$1,528	$790	$1,807	$8,240
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$771	$771
1.00% - 1.99%	3	0	0	2	5
2.00% - 2.99%	40	0	0	0	40
3.00% - 4.00%	1,418	7	69	4	1,498
Greater than 4.00%	3	0	0	0	3
Total	$1,464	$7	$69	$777	$2,317
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$373	$373
1.00% - 1.99%	387	0	2,063	1,747	4,197
2.00% - 2.99%	267	1,604	2,731	567	5,169
3.00% - 4.00%	5,166	1,952	1,349	54	8,521
Greater than 4.00%	5,271	0	0	0	5,271
Total	$11,091	$3,556	$6,143	$2,741	$23,531
International Businesses
Less than 1.00%	$3,652	$23	$0	$0	$3,675
1.00% - 1.99%	14,806	32	0	0	14,838
2.00% - 2.99%	7,725	276	24	0	8,025
3.00% - 4.00%	10,265	0	0	0	10,265
Greater than 4.00%	18,676	0	0	0	18,676
Total	$55,124	$331	$24	$0	$55,479

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$401	$0	$0	$0	$401
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	79	0	0	0	79
3.00% - 4.00%	3,889	0	0	0	3,889
Greater than 4.00%	3,341	0	0	0	3,341
Total	$9,262	$0	$0	$0	$9,262
Retirement Strategies - Individual Variable
Less than 1.00%	$129	$503	$647	$0	$1,279
1.00% - 1.99%	124	295	2	0	421
2.00% - 2.99%	21	4	4	0	29
3.00% - 4.00%	1,708	3	8	0	1,719
Greater than 4.00%	83	0	0	0	83
Total	$2,065	$805	$661	$0	$3,531
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$3	$12	$1,022	$1,037
1.00% - 1.99%	461	83	208	69	821
2.00% - 2.99%	538	465	557	16	1,576
3.00% - 4.00%	2,074	84	11	3	2,172
Greater than 4.00%	84	0	0	0	84
Total	$3,157	$635	$788	$1,110	$5,690
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$959	$959
1.00% - 1.99%	0	0	3	2	5
2.00% - 2.99%	24	15	0	0	39
3.00% - 4.00%	1,482	0	38	22	1,542
Greater than 4.00%	3	0	0	0	3
Total	$1,509	$15	$41	$983	$2,548
Individual Life - Variable / Universal Life
Less than 1.00%	$7	$0	$0	$317	$324
1.00% - 1.99%	290	0	2,238	1,513	4,041
2.00% - 2.99%	33	1,668	2,750	419	4,870
3.00% - 4.00%	6,098	1,727	1,321	36	9,182
Greater than 4.00%	5,384	0	0	0	5,384
Total	$11,812	$3,395	$6,309	$2,285	$23,801
International Businesses(2)
Less than 1.00%	$15,556	$41	$80	$2,984	$18,661
1.00% - 1.99%	10,431	79	0	0	10,510
2.00% - 2.99%	4,546	267	29	0	4,842
3.00% - 4.00%	6,699	0	0	0	6,699
Greater than 4.00%	9,072	0	0	0	9,072
Total	$46,304	$387	$109	$2,984	$49,784

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement Strategies - Institutional
Less than 1.00%	$589	$0	$0	$0	$589
1.00% - 1.99%	1,552	0	0	0	1,552
2.00% - 2.99%	596	0	0	0	596
3.00% - 4.00%	5,041	0	0	0	5,041
Greater than 4.00%	1,906	0	0	0	1,906
Total	$9,684	$0	$0	$0	$9,684
Retirement Strategies - Individual Variable
Less than 1.00%	$908	$807	$18	$0	$1,733
1.00% - 1.99%	218	2	1	0	221
2.00% - 2.99%	29	4	4	0	37
3.00% - 4.00%	1,942	13	10	0	1,965
Greater than 4.00%	95	0	0	0	95
Total	$3,192	$826	$33	$0	$4,051
Retirement Strategies - Individual Fixed
Less than 1.00%	$0	$0	$1	$117	$118
1.00% - 1.99%	526	122	250	80	978
2.00% - 2.99%	550	469	562	17	1,598
3.00% - 4.00%	321	11	0	0	332
Greater than 4.00%	95	0	0	0	95
Total	$1,492	$602	$813	$214	$3,121
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$1,147	$1,147
1.00% - 1.99%	0	0	0	0	0
2.00% - 2.99%	29	0	0	0	29
3.00% - 4.00%	1,543	0	0	50	1,593
Greater than 4.00%	73	0	0	0	73
Total	$1,645	$0	$0	$1,197	$2,842
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$0	$368	$368
1.00% - 1.99%	201	0	2,588	813	3,602
2.00% - 2.99%	30	1,445	2,944	340	4,759
3.00% - 4.00%	4,422	4,092	1,311	19	9,844
Greater than 4.00%	5,491	0	0	0	5,491
Total	$10,144	$5,537	$6,843	$1,540	$24,064
International Businesses(2)
Less than 1.00%	$16,306	$43	$89	$1,996	$18,434
1.00% - 1.99%	11,985	91	0	0	12,076
2.00% - 2.99%	5,238	310	36	0	5,584
3.00% - 4.00%	4,732	0	0	0	4,732
Greater than 4.00%	5,819	0	0	0	5,819
Total	$44,080	$444	$125	$1,996	$46,645
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve

The balance of and changes in URR as of and for the periods ended are as follows:

	Year Ended December 31, 2025
	Individual Life	International Businesses
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$5,245	$505	$5,750
Unearned revenue	866	195	1,061
Amortization expense	(255)	(30)	(285)
Other adjustments	0	0	0
Foreign currency adjustment	0	(4)	(4)
Balance, end of period	$5,856	$666	6,522
Other			69
Total unearned revenue reserve balance			$6,591

	Year Ended December 31, 2024
	Individual Life	International Businesses(1)
	Variable/ Universal Life		Total
	(in millions)
Balance, beginning of period	$4,613	$454	$5,067
Unearned revenue	872	161	1,033
Amortization expense	(240)	(22)	(262)
Other adjustments	0	(58)	(58)
Foreign currency adjustment	0	(30)	(30)
Balance, end of period	$5,245	$505	5,750
Other			59
Total unearned revenue reserve balance			$5,809

	Year Ended December 31, 2023
	Individual Life	International Businesses(1)
	Variable/Universal Life		Total
	(in millions)
Balance, beginning of period	$3,983	$312	$4,295
Unearned revenue	841	169	1,010
Amortization expense	(211)	(15)	(226)
Other adjustments	0	3	3
Foreign currency adjustment	0	(15)	(15)
Balance, end of period	$4,613	$454	5,067
Other			49
Total unearned revenue reserve balance			$5,116
__________
(1)Prior period amounts have been updated to conform to current period presentation.

14.MARKET RISK BENEFITS

The following table shows a rollforward of MRB balances for annuity products within Individual Retirement Strategies, which is the only line of business that contains a material MRB balance, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2025
	Retirement Strategies		Total
	Individual Variable	Individual Fixed
	(in millions)
Balance, BOP	$2,740	$0	$2,740
Effect of cumulative changes in NPR	672	0	672
Balance, BOP, before effect of changes in NPR	3,412	0	3,412
Attributed fees collected	1,033	20	1,053
Claims paid	(76)	0	(76)
Interest accrual	182	5	187
Actual in force different from expected	64	(2)	62
Effect of changes in interest rates	(268)	(35)	(303)
Effect of changes in equity markets	(1,183)	(13)	(1,196)
Effect of assumption update and other refinements	112	151	263
Issuances	59	37	96
Other adjustments	38	3	41
Balance, EOP, before effect of changes in NPR	3,373	166	3,539
Effect of cumulative changes in NPR	(487)	10	(477)
Balance, EOP	2,886	176	3,062
Less: Reinsured MRBs	804	0	804
Balance, EOP, net of reinsurance	$2,082	$176	2,258
Other businesses			35
Total net MRB balance			$2,293

	Year Ended December 31, 2024
	Retirement Strategies		Total
	Individual Variable	Individual Fixed
	(in millions)
Balance, BOP	$4,038	$0	$4,038
Effect of cumulative changes in NPR	1,137	0	1,137
Balance, BOP, before effect of changes in NPR	5,175	0	5,175
Attributed fees collected	1,122	0	1,122
Claims paid	(79)	0	(79)
Interest accrual	246	0	246
Actual in force different from expected	47	0	47
Effect of changes in interest rates	(1,493)	0	(1,493)
Effect of changes in equity markets	(1,745)	0	(1,745)
Effect of assumption update and other refinements(1)	88	0	88
Issuances	72	0	72
Other adjustments(1)	(21)	0	(21)
Balance, EOP, before effect of changes in NPR	3,412	0	3,412
Effect of cumulative changes in NPR	(672)	0	(672)
Balance, EOP	2,740	0	2,740
Less: Reinsured MRBs	654	0	654
Balance, EOP, net of reinsurance	$2,086	$0	2,086
Other businesses			38
Total net MRB balance			$2,124

__________
(1)Prior period amounts have been updated to conform to current presentation.

	Year Ended December 31, 2023
	Retirement Strategies		Total
	Individual Variable	Individual Fixed
	(in millions)
Balance, BOP	$4,987	$0	$4,987
Effect of cumulative changes in NPR	1,828	0	1,828
Balance, BOP, before effect of changes in NPR	6,815	0	6,815
Attributed fees collected	1,186	0	1,186
Claims paid	(114)	0	(114)
Interest accrual	317	0	317
Actual in force different from expected	80	0	80
Effect of changes in interest rates	(1,480)	0	(1,480)
Effect of changes in equity markets	(1,952)	0	(1,952)
Effect of assumption update and other refinements(1)	276	0	276
Issuances	23	0	23
Other adjustments(1)	24	0	24
Balance, EOP, before effect of changes in NPR	5,175	0	5,175
Effect of cumulative changes in NPR	(1,137)	0	(1,137)
Balance, EOP	4,038	0	4,038
Less: Reinsured MRBs	616	0	616
Balance, EOP, net of reinsurance	$3,422	$0	3,422
Other businesses			64
Total net MRB balance			$3,486
__________
(1)Prior period amounts have been updated to conform to current presentation.

In 2025, 2024 and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.

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

The following tables present accompanying information to the rollforward table above.

	December 31, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$8,075	$513
Weighted-average attained age of contractholders	72	68

	December 31, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$9,285	N/A
Weighted-average attained age of contractholders	71	N/A

	December 31, 2023
	Retirement Strategies
	Individual Variable	Individual Fixed
	($ in millions)
Net amount at risk(1)	$9,753	N/A
Weighted-average attained age of contractholders	70	N/A
___________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconcile MRB asset and liability positions as of the following dates:

	December 31, 2025
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,399	$3	$0	$1,402
Ceded	928	0	0	928
Total MRB assets	$2,327	$3	$0	$2,330

Direct and assumed	$4,285	$179	$35	$4,499
Ceded	124	0	0	124
Total MRB liabilities	$4,409	$179	$35	$4,623

Net liability	$2,082	$176	$35	$2,293

	December 31, 2024
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,516	$0	$9	$1,525
Ceded	804	0	2	806
Total MRB assets	$2,320	$0	$11	$2,331

Direct and assumed	$4,256	$0	$49	$4,305
Ceded	150	0	0	150
Total MRB liabilities	$4,406	$0	$49	$4,455

Net liability	$2,086	$0	$38	$2,124

	December 31, 2023
	Retirement Strategies
	Individual Variable	Individual Fixed	Other Businesses	Total
	(in millions)
Direct and assumed	$1,221	$0	$11	$1,232
Ceded	746	0	3	749
Total MRB assets	$1,967	$0	$14	$1,981

Direct and assumed	$5,259	$0	$78	$5,337
Ceded	130	0	0	130
Total MRB liabilities	$5,389	$0	$78	$5,467

Net liability	$3,422	$0	$64	$3,486
.

15.REINSURANCE

The Company regularly enters into third-party reinsurance agreements as either the ceding entity or the assuming entity. The Company also enters into affiliated reinsurance agreements as both the ceding and assuming entity for capital management purposes. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty.

The Company enters into reinsurance agreements as the ceding entity for a variety of reasons, but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth, facilitate the disposition of a block of business, and for capital management purposes. Under ceded reinsurance, the Company remains liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. To mitigate this exposure, the Company evaluates the financial condition of reinsurers, monitors the concentration of counterparty risk and maintains collateral, as appropriate.

The Company enters into reinsurance agreements as the assuming entity as part of the normal product offering process (e.g., certain pension risk transfer products in the Institutional Retirement Strategies business) or in order to facilitate an acquisition of a block of business.

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

Effective September 2023, the Company entered into an agreement with Prismic Life Reinsurance, Ltd. (“Prismic Re”), a wholly-owned subsidiary of Prismic Life Holding Company LP (“Prismic”), to reinsure approximately $9 billion of reserves, representing approximately 70% of the in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. Separately, effective March 2025, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction is structured on a coinsurance basis and is accounted for under the deposit method of accounting as the reinsured policies do not include life contingency risk and are accounted for as investment contracts. See Note 24 for additional information regarding the Company’s transactions with Prismic.

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

For the domestic businesses, life and disability reinsurance is accomplished through various types of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On individual life policies sold since 2000, the Company has reinsured a significant portion of the mortality risk. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company is authorized and has historically retained up to $30 million per life but reduced its operating retention limit to $20 million per life in 2013 and then down to $10 million per life for new business starting in 2020. Retention in excess of the operating limit is on an exception basis. The Company also uses ceded reinsurance on certain annuity contracts to reduce market sensitivity and mitigate mortality and longevity risks.

The international businesses primarily use reinsurance to obtain experience with respect to certain new product offerings and to a lesser extent, to mitigate mortality risk for certain protection products and for capital management purposes.

Reinsurance amounts included in the Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits” for the years ended December 31, are as follows:

	2025	2024	2023
	(in millions)
Direct premiums	$26,371	$39,222	$29,475
Reinsurance assumed	6,990	6,167	5,005
Reinsurance ceded	(2,564)	(2,492)	(7,116)
Premiums	$30,797	$42,897	$27,364

Direct policy charges and fee income	$4,719	$4,629	$3,933
Reinsurance assumed	1,163	1,188	1,228
Reinsurance ceded	(1,216)	(1,519)	(634)
Policy charges and fee income	$4,666	$4,298	$4,527

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(545)	$(405)	$123
Reinsurance assumed	64	134	120
Reinsurance ceded	6	(126)	(187)
Change in value of market risk benefits, net of related hedging gains (losses)	$(475)	$(397)	$56

Direct policyholders’ benefits	$31,577	$43,743	$32,044
Reinsurance assumed	8,320	7,722	7,128
Reinsurance ceded	(4,673)	(4,346)	(8,241)
Policyholders’ benefits	$35,224	$47,119	$30,931

Direct change in estimates of liability for future policy benefits	$113	$112	$447
Reinsurance assumed	4	78	(147)
Reinsurance ceded	(14)	(227)	37
Change in estimates of liability for future policy benefits	$103	$(37)	$337

Reinsurance recoverables and deposit receivables are as follows:

	2025	2024
	(in millions)
Reinsurance recoverables:
FLIAC	$1,381	$1,442
Prismic Re(1)	5,475	5,506
Other	171	39
Individual and group annuities	7,027	6,987
Hartford Life Business(2)	2,022	2,033
Somerset Re(3)	1,667	1,591
Wilton Re	8,013	7,478
Other	8,887	7,996
Life insurance	20,589	19,098
Other reinsurance	415	401
Total reinsurance recoverables	28,031	26,486
Deposit receivables:
Somerset Re(4)	2,491	2,795
Empower	2,471	4,821
Prismic Re(1)	3,684	3,578
Prismic Re International	6,422	0
Resolution Re(5)	849	0
Other	129	0
Total deposit receivables	16,046	11,194
Total reinsurance recoverables and deposit receivables(6)	$44,077	$37,680
__________
(1)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Prismic Re of $7,980 million and $7,796 million as of December 31, 2025 and 2024, respectively.
(2)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,366 million and $1,387 million as of December 31, 2025 and 2024, respectively.
(3)Represents reinsurance recoverables of $8,192 million and $7,979 million as of December 31, 2025 and 2024, respectively, that are netted with reinsurance payables of $6,525 million and $6,388 million as of December 31, 2025 and 2024, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(4)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Somerset Re of $2,602 million and $2,595 million as of December 31, 2025 and 2024, respectively.
(5)The Company has also recorded funds withheld and other payables related to the reinsurance of annuity contracts in the Individual Retirement Strategies business with Resolution Re, Ltd. (“Resolution Re”) of $851 million as of December 31, 2025.
(6)Net of $14 million and $12 million of allowance for credit losses as of December 31, 2025 and 2024, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 61% of the Company’s remaining reinsurance recoverables as of December 31, 2025. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL.

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

As of December 31, 2025, the Company recognized a policyholder dividend obligation of $1,635 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,064) million at December 31, 2025, with a corresponding amount reported in AOCI. At December 31, 2024, the Company recognized a policyholder dividend obligation of $2,096 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2024 was reduced to zero.

In December of each year, PICA’s Board of Directors takes actions to either increase, continue, or decrease the dividend scale that was in effect on Closed Block policies. As a result of these actions, there was no change, and increases of approximately $109 million and $77 million in the liability for policyholder dividends for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	2025	2024
	(in millions)
Closed Block liabilities
Future policy benefits	$41,484	$42,464
Policyholders’ dividends payable	669	688
Policyholders’ dividend obligation	571	0
Policyholders’ account balances	4,273	4,359
Other Closed Block liabilities	3,030	3,346
Total Closed Block liabilities	50,027	50,857
Closed Block assets
Fixed maturities, available-for-sale, at fair value	28,721	28,570
Fixed maturities, trading, at fair value	581	647
Equity securities, at fair value	1,593	1,642
Commercial mortgage and other loans	7,464	7,652
Policy loans	3,217	3,348
Other invested assets	4,538	4,929
Short-term investments	255	520
Total investments	46,369	47,308
Cash and cash equivalents	726	400
Accrued investment income	388	403
Other Closed Block assets	279	367
Total Closed Block assets	47,762	48,478
Excess of reported Closed Block liabilities over Closed Block assets	2,265	2,379
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,230)	(2,299)
Allocated to policyholder dividend obligation	1,064	2,096
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,099	$2,176

Information regarding the policyholder dividend obligation is as follows:

	2025	2024
	(in millions)
Balance, January 1	$0	$792
Impact from earnings allocable to policyholder dividend obligation	(461)	(777)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,032	(15)
Balance, December 31	$571	$0

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2025	2024	2023
	(in millions)
Revenues
Premiums	$1,719	$1,689	$1,675
Net investment income	2,056	2,041	1,949
Realized investment gains (losses), net	(373)	(769)	(380)
Other income (loss)	347	319	411
Total Closed Block revenues	3,749	3,280	3,655
Benefits and Expenses
Policyholders’ benefits	2,392	2,343	2,354
Interest credited to policyholders’ account balances	113	117	118
Dividends to policyholders	1,015	641	1,008
General and administrative expenses	261	266	280
Total Closed Block benefits and expenses	3,781	3,367	3,760
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(32)	(87)	(105)
Income tax expense (benefit)	(111)	(166)	(176)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$79	$79	$71

17.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current tax expense (benefit):
U.S.	$60	$495	$(4)
State and local	16	35	25
Foreign	579	755	667
Total current tax expense (benefit)	655	1,285	688
Deferred tax expense (benefit):
U.S.(1)	(125)	(545)	323
State and local	2	(1)	0
Foreign(1)	521	(232)	(398)
Total deferred tax expense (benefit)	398	(778)	(75)
Total income tax expense (benefit) on income (loss) before equity in earnings of joint ventures and other operating entities	1,053	507	613
Income tax expense (benefit) on equity in earnings of joint ventures and other operating entities	40	41	34
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	1,003	364	(837)
Total income taxes	$2,096	$912	$(190)
__________
(1)The U.S. deferred tax includes a benefit of $318 million, which is fully offset by a corresponding charge in foreign deferred taxes related to one of the Company’s Bermuda operating insurance companies. These amounts are due to changes in Bermuda tax law in 2025. Overall, there is no impact on total taxes, as all earnings of the Bermuda entity are subject to U.S. taxation at a rate of 21%

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2025 and the reported income tax expense (benefit) are summarized as follows:

	As of December 31,
	2025
	($ in millions)
Expected federal income tax expense/(benefit)	$978	21.0%
State taxes (net of federal benefit)	11	0.2%
Tax credits	(125)	(2.7)%
Foreign tax credits	(52)	(1.1)%
General business credits	(73)	(1.6)%
Effect of cross-border tax laws	(143)	(3.1)%
GILTI	48	1.0%
Change in tax law—Bermuda	(318)	(6.8)%
Full inclusion—Bermuda	112	2.4%
Other	15	0.3%
Nontaxable or nondeductible items	(137)	(2.9)%
Nontaxable investment income	(160)	(3.4)%
Nondeductible expenses	23	0.5%
Other reconciling items	(122)	(2.6)%
Foreign tax effects	585	12.6%
Japan	210	4.5%
National & local tax rate difference than U.S.	143	3.1%
Other	67	1.4%
Brazil	169	3.6%
National tax rate difference than U.S.	80	1.7%
Change in tax law	72	1.5%
Other	17	0.4%
Bermuda	194	4.2%
National tax rate difference than U.S.	(112)	(2.4)%
Change in tax law	318	6.8%
Other	(12)	(0.3)%
Other foreign jurisdictions	12	0.3%
Changes in unrecognized tax benefits	6	0.1%
Total	$1,053	22.6%

The following is a description of items that impacted the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2025 and the Company’s effective tax rate:

State and Local Income Taxes. State income tax in Illinois represents the majority of the State and local income tax category. Note that in most jurisdictions, the Company’s insurance operations are subject to state premium taxes in lieu of state income taxes. Premium taxes are recorded as a general expense.

General Business Credits. These amounts include U.S. tax credits for Low-income Housing. In August 2022, the Inflation Reduction Act was enacted which included provisions that allow for the transfer of certain federal clean energy tax credits (Federal Transferable Tax Credits). During 2025, the Company paid $192 million to purchase $200 million of 2025 Federal Transferable Energy Tax Credits. This amount paid has been included in payments for income taxes, and the difference between tax credits purchased and amounts paid are included as a component of the income tax provision.

Non-Taxable Investment Income. The U.S. DRD reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $54 million of the total $160 million of 2025 non-taxable investment income. The DRD for the current period was estimated using information from 2024, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. Primarily as result of these differences, the Company recorded a $48 million income tax expense in 2025. The Company anticipates making the high-tax exception election for the 2025 tax year for its foreign affiliates that meet the 18.9% threshold.

Changes in Tax Law. In December 2023, the Government of Bermuda enacted a corporate income tax, which imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the Organization of Economic Cooperation and Development (“OECD”) Pillar Two rules. The Bermuda corporate income tax is effective for tax years beginning on January 1, 2025. The Company intends to make an election to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. Certain changes enacted in 2025 to the Bermuda corporate income tax provide for both foreign tax credits for controlled foreign company regime taxes imposed in respect of the income of Bermuda entities which may be claimed against Bermuda income tax liability as well as certain other tax credits. In 2025, the Company recorded an adjustment of $318 million net tax charge as a Change in Tax Laws in Bermuda, which was entirely offset by a corresponding $318 million tax benefit reflected in the Effect of Cross-border Tax Laws. In connection with this change, the Company also decreased the local Bermuda DTA initially recorded in 2023 and the corresponding valuation allowance, which has also been reflected within the Change in Tax Laws in Bermuda.

H.R.1, also referred to as the “One Big Beautiful Bill Act” (the “Tax Act of 2025”), was enacted into law on July 4, 2025. The legislation introduces changes to the U.S. international tax regime, including a reduction in the Section 250 deduction for GILTI (now referred to as Net Controlled Foreign Corporation Tested Income (“NCTI”)) from 50% to 40% beginning in 2026, resulting in an increase to the corporate tax rate on NCTI from 10.5% to 12.6%. The legislation also reduces the foreign tax credit limitation related to NCTI from 20% to 10% and makes changes to the related expense allocation. While the Company continues to evaluate the impact of the Tax Act of 2025 on its future consolidated financial statements and related disclosures, the Company does not anticipate that the provisions of the Tax Act of 2025 will have a material impact on its total tax positions in 2026 and forward.

In March 2025, Japan enacted a 4% Special Defense Corporation Tax, effective for tax years beginning on or after April 1, 2026, that raises the corporate income tax rate for the Company’s Japan insurance companies from 28.00% to 28.93%. As a result, the Company recorded $37 million income tax expense in 2025 which is included in “other” under the foreign tax effects category for Japan.

In November 2025, Brazil enacted Law No. 15,270, effective January 1, 2026, which includes the introduction of a 10% withholding tax on dividends paid to non-residents. The withholding tax applies to dividends declared after December 31, 2025. As a result, a deferred tax expense of approximately $72 million is reflected as Change in Tax Law for Brazil for 2025.

Other reconciling items. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024 and 2023, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2024	2023
	($ in millions)
Expected federal income tax expense (benefit)	$674	$645
Non-taxable investment income	(168)	(162)
Foreign taxes at other than U.S. rate	189	191
Low-income housing and other tax credits	(94)	(106)
Changes in tax law	50	(99)
GILTI	(24)	5
Sale of subsidiary	(10)	0
Non-deductible expenses	39	29
Change in valuation allowance	(45)	111
State taxes (net of federal benefit)	26	20
Other	(130)	(21)
Reported income tax expense (benefit)	$507	$613
Effective tax rate	15.8%	20.0%

The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2024 and 2023, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The DRD reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $55 million of the total $168 million of 2024 non-taxable investment income, and $62 million of the total $162 million of 2023 non-taxable investment income. The DRD for both years was estimated using information from the prior year, the current year investment results, and the current year’s equity market performance.

Foreign Taxes at Other Than U.S. Rates. The combined statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28%, plus local taxes in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2024 and 2023.

Low-Income Housing and Other Tax Credits. These amounts include U.S. tax credits for Low-income Housing as well as foreign tax credits.

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

GILTI. In 2024, the Company received IRS consent to change its tax accounting method for certain products in its Japan operations which resulted in a reduction of the 2022 GILTI tax liability. The Company made the high-tax exception election for the 2023 and 2024 tax years.

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Net unrealized investment losses	$6,938	$6,987
Policyholders’ dividends	171	55
Net operating and capital loss carryforwards	269	360
Employee benefits	360	271
Investments	2,862	2,448
Goodwill and other intangibles	287	313
Deferred tax assets before valuation allowance	10,887	10,434
Valuation allowance	(212)	(238)
Deferred tax assets after valuation allowance	10,675	10,196
Deferred tax liabilities:
Insurance reserves	6,991	4,629
Deferred policy acquisition costs	3,951	3,851
Value of business acquired	142	147
Other	687	1,261
Deferred tax liabilities	11,771	9,888
Net deferred tax asset (liability)(1)	$(1,096)	$308
__________
(1)    As of December 31, 2025, includes net deferred tax assets of $490 million and $0 million related to the Company’s U.S. operations and Bermuda operations, respectively. As of December 31, 2024, includes net deferred tax assets of $840 million and $401 million related to the Company’s U.S. operations and Bermuda operations, respectively.

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

Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company’s U.S. businesses. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2025, based on all available evidence, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale and trading securities portfolios are, more likely than not, expected to be realized.

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

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at December 31, 2023	$25	$132	$133	$290
Charged to costs and expenses	(2)	0	7	5
Other adjustments	0	(4)	(53)	(57)
Balance at December 31, 2024	23	128	87	238
Charged to costs and expenses	(1)	4	16	19
Other adjustments	0	0	(45)	(45)
Balance at December 31, 2025	$22	$132	$58	$212

The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2025	2024
	(in millions)
Federal net operating and capital loss carryforwards	$0	$23
State net operating and capital loss carryforwards(1)	$1,993	$1,888
Foreign net operating and capital loss carryforwards(2)	$926	$907
Federal foreign tax credit carryforwards(3)	$16	$15
__________
(1)Certain state net operating loss carryforwards expire between 2026 and 2045, whereas others have an unlimited carryforward.
(2)$349 million expires between 2026 and 2042 and $150 million has an unlimited carryforward.
(3)Expires between 2028 and 2035. These relate to foreign non-general basket tax credits.

Consistent with the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”), the Company provides applicable U.S. income tax for all unremitted earnings of the Company’s foreign affiliates. For certain foreign affiliates organized in withholding tax jurisdictions or that may be subject to other foreign country tax upon a remittance, the Company considers the unremitted foreign earnings of those affiliates to be indefinitely reinvested, and therefore does not provide for the withholding tax when calculating its current and deferred tax obligations. For certain other foreign affiliates organized in withholding tax jurisdictions or that may be subject to other foreign country tax upon a remittance, the Company does not consider unremitted earnings indefinitely reinvested, and therefore provides for foreign withholding tax when calculating its current and deferred tax obligations. The following table summarizes the Company’s indefinite reinvestment assertions for jurisdictions in which the Company operates that impose a withholding tax on dividends that is not eliminated by a tax treaty or may be subject to other foreign country tax upon a remittance:

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile and China and non-insurance operation in Korea.	Insurance operations in Argentina, Brazil, India, Indonesia, Ghana, Kenya, and South Africa, and non-insurance operations in China, India, Italy, France, and Luxembourg.

The Company no longer has a permanent reinvestment assertion related to earnings of affiliates in Italy, France, Germany, and Luxembourg. This change had no net impact to the Company's financial results. The Company made no changes with respect to its repatriation assumptions in 2023 and 2024.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2025, 2024 and 2023, foreign deferred withholding or other foreign income taxes have not been provided. The net tax liability that may arise if the 2025 earnings were remitted which includes any foreign exchange impacts, is immaterial.

	At December 31,
	2025	2024	2023
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$417	$351	$291

The Company’s “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” includes income (loss) from domestic operations of $2,184 million, $2,077 million and $1,341 million and income (loss) from foreign operations of $2,473 million, $1,132 million and $1,731 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Income Taxes Paid

Income taxes paid during the year are disclosed in the table below and include tax installments made for the current year as well as tax payments and refunds related to prior periods.

Year Ended December 31,
2025
(in millions)
Federal (1)	$808
State	32
Foreign	558
Japan	423
Brazil	79
Other Foreign Jurisdictions	56
Total taxes paid, net of refunds	$1,398
__________
(1)Includes $188 million refund related to prior years and $192 million paid for Transferable Energy tax credits..

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2025	2024	2023
	(in millions)
Balance at January 1,	$132	$133	$84
Increases in unrecognized tax benefits—prior years	1	4	13
(Decreases) in unrecognized tax benefits—prior years	(3)	(5)	0
Increases in unrecognized tax benefits—current year	0	0	36
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	(5)	0	0
Balance at December 31,	$125	$132	$133
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$125	$132	$133

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2025	2024	2023
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$1	$10	$7

	2025	2024
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$33	$33

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2025:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2025
Japan	Fiscal years ended March 31, 2021-2025

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

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2023, the Japanese National Tax Service concluded tax audits of The Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) for the three tax years ending March 31, 2022 and The Prudential Gibraltar Financial Life Insurance Company, Ltd. (“PGFL”) for the four tax years ending March 31, 2022. The tax authority also conducted tax audits of some non-insurance companies during the reporting period. The audits had no material impact on the Company’s results.

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

18.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2025	2024
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	849	496
Subtotal commercial paper	874	521
Current portion of long-term debt:
Senior Notes	536	0
Surplus Notes	0	347
Mortgage Debt	33	85
Subtotal Current portion of long-term debt	569	432
Subtotal	1,443	953
Less: Assets under set-off arrangements	0	0
Total short-term debt(1)	$1,443	$953
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$175	$310
Daily average commercial paper outstanding for the quarter ended	$2,389	$1,823
Weighted average maturity of outstanding commercial paper, in days	11	15
Weighted average interest rate on outstanding commercial paper	3.72%	4.61%
__________
(1)Includes Prudential Financial debt of $561 million and $25 million as of December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company was in compliance with all covenants related to the above debt.

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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $141 million and $142 million as of December 31, 2025 and 2024, respectively.

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2024, the 5% limitation equates to a maximum amount of eligible assets of $7.5 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of $6.0 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

As of December 31, 2025, $2.5 billion of funding agreements remain outstanding under this facility, with maturities ranging from February 2027 to November 2029 and rates ranging from 1.925% to 4.510%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the table above.

Federal Agricultural Mortgage Corporation

In September 2023, as an additional source of liquidity, the Company entered into an agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), under which the Company can borrow up to $750 million by issuing funding agreements to a subsidiary of Farmer Mac, with borrowings secured by a pledge of certain eligible agricultural property loans. At December 31, 2025, no amounts were drawn from this facility.

Credit Facilities

As of December 31, 2025, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul-29	$4,000	$0
Prudential Holdings of Japan, Inc.	5 years	Sep-29	¥100,000	¥0

In July 2024, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2029. The credit facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary conditions, including Prudential Financial’s maintenance of consolidated net worth of at least $22.1 billion. For these purposes, consolidated net worth is calculated as U.S. GAAP equity excluding AOCI, equity of noncontrolling interests, equity attributable to the Closed Block, and certain adjustments related to the Company’s adoption of Targeted Improvements to the Accounting for Long‑Duration Contracts (“ASU 2018‑12”) in the first quarter of 2023. The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

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

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2025, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $313 million of certain other lines of credit at December 31, 2025, of which $100 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2025, $42 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2025	2024
			($ in millions)
Fixed-rate notes:
Surplus Notes			$0	$0
Surplus Notes subject to set-off arrangements(2)	2035-2049	3.66%-5.48%	15,744	14,748
Senior Notes	2026-2051	1.50%-6.63%	10,823	10,245
Mortgage Debt(3)	2029-2034	1.28%-2.21%	134	69
Floating-rate notes:
Line of Credit	2027	5.62%-5.98%	255	255
Mortgage Debt(3)	2029-2031	0.95%-1.74%	49	31
Junior Subordinated Notes(4)	2045-2062	1.72%-6.75%	7,595	8,587
Subtotal			34,600	33,935
Less: Assets under set-off arrangements(5)			15,744	14,748
Total long-term debt(6)			$18,856	$19,187
__________
(1)Ranges of interest rates are for the year ended December 31, 2025.
(2)Amount includes $7.6 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 15 for additional information.
(3)Includes $184 million and $100 million of debt denominated in foreign currency at December 31, 2025 and 2024, respectively.
(4)Includes Prudential Financial debt of $7,555 million and subsidiary debt of $40 million denominated in foreign currency at December 31, 2025.
(5)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(6)Includes Prudential Financial debt of $18,378 million and $18,793 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2025:

	Calendar Year
	2027	2028	2029	2030	2031 and thereafter	Total
	(in millions)
Long-term debt	$63	$667	$95	$750	$17,281	$18,856

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

The table below presents the Company’s balances related to these issuances, as well as its mortgage debt balance, as of December 31 for the years indicated as follows:

Facility Name	Maturity Date Range	2025 Amount Outstanding	2024 Amount Outstanding
		(in millions)
Medium-Term Notes(1)	2026-2051	$9,130	$8,382
Senior Notes	2047-2049	1,502	1,493
InterNotes® Retail Notes(1)	2026-2045	727	370
Mortgage Debt(1)	2026-2034	217	185
Total		$11,576	$10,430
__________
(1)Includes $569 million of notes from current portion of long-term debt as of December 31, 2025.

The weighted average interest rate on outstanding Medium-Term Notes, Senior Notes, and InterNotes® Retail Notes, including the effect of interest rate hedging activity, was 4.48% and 4.43% for the years ended December 31, 2025 and 2024, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement-Backed Notes and Commercial Paper Programs

The Company maintains FABN and FACP programs in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 13 for further discussion of these obligations.

Surplus Notes

Fixed-rate surplus notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. As of December 31, 2025 and 2024, PICA had $0 million and $347 million of fixed-rate surplus notes outstanding, respectively. The surplus notes that were outstanding at December 31, 2024, met the statutory capital requirements mentioned above and, based on their July 2025 maturity date, were reclassified to short-term debt.

Surplus Notes with Set-Off Arrangements

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2025 Amount Outstanding	2024 Amount Outstanding
		($ in millions)
Regulation XXX
2024	2044	$8,000	$7,660	$7,560
Guideline AXXX
2024(1)	2049	9,500	7,584	6,888
Other Notes
2019	2035	4,000	500	300
Total		$21,500	$15,744	$14,748
__________
(1)Amount includes $7.6 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 15 for additional information.

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

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $500 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly owned subsidiary of the Company. As of December 31, 2025, $287 million in principal amount of these surplus notes and credit-linked notes were outstanding. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements.

PICA holds these credit-linked notes as assets supporting statutory requirements and can redeem the principal amount of these outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting PICA. Under the agreement, the external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. To date, no such payments under these credit-linked notes have been required.
Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date	Maturity Date
	($ in millions)
Sep-17	$750	4.50%	Institutional	9/15/2027	4.50%	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/15/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	SOFR + 2.93%	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050
Feb-22	$1,000	5.13%	Institutional	2/28/2032	US Treasury + 3.16%	3/1/2052
Aug-22	$300	5.95%	Retail	9/1/2027	5.95%	9/1/2062
Aug-22	$1,200	6.00%	Institutional	9/1/2032	US Treasury + 3.23%	9/1/2052
Feb-23	$500	6.75%	Institutional	3/1/2033	US Treasury + 2.85%	3/1/2053
Mar-24	$1,000	6.50%	Institutional	3/15/2034	US Treasury + 2.40%	3/15/2054

.
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

 Interest Expense

In order to manage exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting, interest expense was $0 million for the years ended December 31, 2025, 2024 and 2023. See Note 5 for additional information regarding the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,967 million, $1,956 million and $1,749 million for the years ended December 31, 2025, 2024 and 2023, respectively.

19.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2025, approximately 81% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2025, approximately 64% and 36% of the benefit obligation under this plan relates to participants under the traditional formula (including all retirees who are receiving an annuity payment) and cash balance formula, respectively. At December 31, 2025, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2025 and 2024 is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(10,629)	$(11,238)	$(1,026)	$(1,032)
Service cost	(187)	(206)	(6)	(7)
Interest cost	(565)	(539)	(55)	(51)
Plan participants’ contributions	0	0	(18)	(21)
Amendments	(6)	0	0	0
Actuarial gains (losses), net(1)(2)	(333)	360	(42)	(29)
Settlements	58	62	0	0
Special termination benefits	0	(1)	0	0
Benefits paid	872	823	110	113
Acquisition/Divestiture	1	0	0	0
Foreign currency changes and other	(15)	110	(1)	1
Benefit obligation at end of period	$(10,804)	$(10,629)	$(1,038)	$(1,026)
Change in plan assets
Plan assets at beginning of period	$12,293	$12,649	$1,187	$1,186
Actual return on plan assets	944	366	136	88
Employer contributions	168	177	8	5
Plan participants’ contributions	0	0	18	21
Disbursement for settlements	(58)	(62)	0	0
Benefits paid	(872)	(823)	(110)	(113)
Acquisition/Divestiture	(1)	0	0	0
Foreign currency changes and other	16	(14)	0	0
Plan assets at end of period	$12,490	$12,293	$1,239	$1,187
Funded status at end of period	$1,686	$1,664	$201	$161
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,503	$3,451	$282	$232
Accrued benefit liability	(1,817)	(1,787)	(81)	(71)
Net amount recognized	$1,686	$1,664	$201	$161
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$6	$(1)	$(211)	$(278)
Net actuarial loss	3,228	2,924	186	218
Net amount not recognized	$3,234	$2,923	$(25)	$(60)
Accumulated benefit obligation	$(9,973)	$(9,925)	$(1,038)	$(1,026)
__________
(1)For 2025, actuarial losses for pension and other postretirement benefits were primarily driven by a decrease in the discount rate.
(2)For 2024, actuarial gains for pension were primarily driven by an increase in the discount rate. For 2024, actuarial losses for other postretirement benefits were primarily driven by an increase in medical trend rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($949 million and $861 million benefit obligation at December 31, 2025 and 2024, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. In addition, the Company may from time to time at its discretion make a withdrawal from or request a policy loan through the trust to fund operational or capital needs. The Company did not request policy loans through the trust in 2025 and 2024. The Company did not make any discretionary payments to the trust or receive any withdrawals from the trust in either 2025 or 2024. As of December 31, 2025 and 2024, the assets in the trust had a carrying value of $199 million and $157 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($47 million and $51 million benefit obligation at December 31, 2025 and 2024, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2025 and 2024, the assets in the trust had a carrying value of $68 million and $75 million, respectively.

Pension benefits for foreign plans comprised 9% and 10% of the ending benefit obligation for 2025 and 2024, respectively. Foreign pension plans comprised 3% of the ending fair value of plan assets for both 2025 and 2024. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2025	2024
	(in millions)
Projected benefit obligation	$1,817	$1,787
Fair value of plan assets	$0	$0

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2025	2024
	(in millions)
Accumulated benefit obligation	$1,617	$1,625
Fair value of plan assets	$0	$0

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost	$187	$206	$204	$6	$7	$9
Interest cost	565	539	551	55	51	71
Expected return on plan assets	(996)	(953)	(926)	(73)	(76)	(86)
Amortization of prior service cost	(1)	(1)	(1)	(67)	(67)	(7)
Amortization of actuarial (gain) loss, net	84	90	69	10	8	10
Settlements	(3)	1	3	0	0	0
Special termination benefits(1)(2)	0	1	25	0	0	5
Net periodic (benefit) cost	$(164)	$(117)	$(75)	$(69)	$(77)	$2
__________
(1)For 2025 and 2024, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.
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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2022	$(2)	$2,466	$(54)	$222
Amortization for the period	1	(69)	7	(10)
Deferrals for the period(1)	(2)	411	(298)	(3)
Impact of foreign currency changes and other	1	(11)	0	0
Balance, December 31, 2023	(2)	2,797	(345)	209
Amortization for the period	1	(90)	67	(8)
Deferrals for the period(2)	0	227	0	17
Impact of foreign currency changes and other	0	(10)	0	0
Balance, December 31, 2024	(1)	2,924	(278)	218
Amortization for the period	1	(84)	67	(10)
Deferrals for the period(3)	6	385	0	(21)
Impact of foreign currency changes and other	0	3	0	(1)
Balance, December 31, 2025	$6	$3,228	$(211)	$186
__________
(1)For 2023, deferred losses for pension were driven by a decrease in discount rate and unfavorable asset performance. Deferred gains for other postretirement benefits were driven by a change to the Retiree Medical Plan, decrease in discount rate and favorable asset performance.
(2)For 2024, deferred losses for pension were driven by unfavorable asset performance offset by an increase in discount rate. Deferred losses for other postretirement benefits were driven by an increase in medical trend experience offset by an increase in discount rate and favorable asset performance.
(3)For 2025, deferred losses for pension were driven by a decrease in discount rate and unfavorable asset performance. Deferred gains for other postretirement benefits were driven by favorable asset performance offset by a decrease in discount rate.

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted average assumptions
Discount rate (beginning of period)	5.85%	5.30%	5.45%	5.70%	5.20%	5.55%
Discount rate (end of period)	5.55%	5.85%	5.30%	5.25%	5.70%	5.20%
Rate of increase in compensation levels (beginning of period)	6.25%	6.25%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	6.25%	6.25%	6.25%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	8.00%	7.50%	7.50%	6.50%	6.75%	7.75%
Interest crediting rate (beginning of period)	4.35%	4.95%	4.25%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.85%	4.35%	4.95%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	7.90%	7.35%	6.50%
Health care cost trend rates (end of period)	N/A	N/A	N/A	8.00%	7.90%	7.35%
For 2025, 2024 and 2023, the ultimate health care cost trend rate after gradual decrease until: 2035, 2034, 2030, (beginning of period)	N/A	N/A	N/A	4.75%	4.75%	4.75%
For 2025, 2024 and 2023, the ultimate health care cost trend rate after gradual decrease until: 2036, 2035, 2034 (end of period)	N/A	N/A	N/A	4.75%	4.75%	4.75%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2025 and December 31, 2024 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2025 portfolio is selected from a compilation of approximately 980 Aa-rated bonds across the full range of maturities. Since bond ratings and yields can vary widely at each maturity point, the Company uses an average bond rating and excludes bonds with unusually high or low yields, so as to avoid relying on bonds that might be mispriced or misrated. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2025 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2024. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied a similar approach to the determination of the expected rate of return on plan assets in 2026. The expected rate of return for 2026 is 7.75% and 6.25% for pension and postretirement, respectively.

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on a regular basis. Asset allocation targets as of December 31, 2025 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	0%	3%	11%	32%
International Equities	0%	8%	4%	22%
Fixed Maturities	51%	70%	5%	72%
Short-term Investments	0%	11%	0%	26%
Real Estate	3%	16%	0%	0%
Other	8%	40%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of both December 31, 2025 and 2024 for either the pension or postretirement plans.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities:
U.S. government securities (federal)	$0	$919	$0	$919	$0	$919	$0	$919
U.S. government securities (state & other)	0	259	0	259	0	273	0	273
Non-U.S. government securities	0	47	0	47	0	42	0	42
Corporate debt:
Corporate bonds	0	2,171	10	2,181	0	2,035	6	2,041
Asset-backed	0	486	0	486	0	560	0	560
Collateralized mortgage obligations	0	304	0	304	0	453	0	453
Collateralized loan obligations	0	0	0	0	0	24	0	24
Interest rate swaps(1)	0	24	0	24	0	(12)	0	(12)
Registered investment companies	21	0	0	21	44	0	0	44
Common stock	8	0	0	8	20	0	0	20
Other(2)	23	0	13	36	22	1	29	52
Subtotal fixed maturities	52	4,210	23	4,285	86	4,295	35	4,416
Real estate:
Partnerships	0	0	708	708	0	0	770	770
Other:
Partnerships	0	0	2,550	2,550	0	0	2,437	2,437
Hedge funds	0	0	1,648	1,648	0	0	1,685	1,685
Subtotal other	0	0	4,198	4,198	0	0	4,122	4,122
Net assets in the fair value hierarchy	$52	$4,210	$4,929	$9,191	$86	$4,295	$4,927	$9,308

Investments Measured at Net Asset Value, as a Practical Expedient(3):
Pooled separate accounts				$2,265				$2,090
Common/collective trusts				940				802
United Kingdom insurance pooled funds				94				93
Net assets at fair value				$12,490				$12,293
__________
(1)Interest rate swaps notional amount is $1,221 million and $1,227 million for the years ended December 31, 2025 and 2024, respectively.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

(3)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value. U.S. equities totaled $54 million and $37 million at December 31, 2025 and 2024, respectively. International equities totaled $166 million and $185 million at December 31, 2025 and 2024, respectively. Fixed maturities totaled $2,418 million and $2,186 million at December 31, 2025 and 2024, respectively. Short-term investments totaled $150 million and $67 million at December 31, 2025 and 2024, respectively. Real estate totaled $511 million and $510 million at December 31, 2025 and 2024, respectively.

Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities		Real Estate	Other
	Corporate Bonds	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2024	$9	$82	$942	$2,142	$1,495
Actual return on assets:
Relating to assets still held at the reporting date	0	0	(95)	219	158
Relating to assets sold during the period	0	0	0	0	0
Purchases	0	0	(18)	76	32
Sales	(3)	0	(59)	0	0
Issuances	0	29	0	0	0
Settlements	0	(82)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2024	$6	$29	$770	$2,437	$1,685
Actual return on assets:
Relating to assets still held at the reporting date	0	0	2	254	146
Relating to assets sold during the period	0	0	0	0	0
Purchases	4	0	8	127	75
Sales	0	0	(72)	(268)	(258)
Issuances	0	14	0	0	0
Settlements	0	(30)	0	0	0
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2025	$10	$13	$708	$2,550	$1,648

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. equities	$0	$43	$0	$43	$0	$38	$0	$38
International equities	0	12	0	12	0	10	0	10
Subtotal equities	0	55	0	55	0	48	0	48
Fixed maturities:
Equities	0	0	0	0	0	2	0	2
Subtotal fixed maturities	0	0	0	0	0	2	0	2
Short-term investments:
Registered investment companies	78	0	0	78	46	0	0	46
Net assets in the fair value hierarchy	$78	$55	$0	$133	$46	$50	$0	$96

Investments Measured at Net Asset Value, as a Practical Expedient(1):
Common/collective trusts				$149				$148
Net assets at fair value				282				244
Variable Life Insurance Policies at contract value				957				943
Total net assets				$1,239				$1,187
__________
(1)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value and Variable Life Insurance Policies valued at contract value. U.S. equities totaled $215 million and $192 million at December 31, 2025 and 2024, respectively. International equities totaled $119 million and $99 million at December 31, 2025 and 2024, respectively. Fixed maturities totaled $623 million and $652 million at December 31, 2025 and 2024, respectively.
(2)There were no changes in the fair value of Level 3 postretirement assets from December 31, 2024 through December 31, 2025.

The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(in millions)
2026	$1,056	$92
2027	900	96
2028	914	99
2029	933	105
2030	962	107
2031-2035	4,594	469
Total	$9,359	$968

The Company anticipates that it will make cash contributions in 2026 of approximately $165 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits was $30 million as of both December 31, 2025 and 2024, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $84 million, $87 million and $79 million for the years ended December 31, 2025, 2024 and 2023, respectively.

20.EQUITY

Preferred Stock

As of December 31, 2025, 2024 and 2023, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2022	666.3	300.3	366.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.9	(10.9)
Stock-based compensation programs(1)	0.0	(4.1)	4.1
Balance, December 31, 2023	666.3	307.1	359.2
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	8.6	(8.6)
Stock-based compensation programs(1)	0.0	(4.0)	4.0
Balance, December 31, 2024	666.3	311.7	354.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	9.3	(9.3)
Stock-based compensation programs(1)	0.0	(2.7)	2.7
Balance, December 31, 2025	666.3	318.3	348.0
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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2026, which was approved by the Board of Directors in December 2025:

	January 1, 2026 - December 31, 2026	January 1, 2025 - December 31, 2025	January 1, 2024 - December 31, 2024	January 1, 2023 - December 31, 2023
Total Board authorized share repurchase amount ($ in billions)	$1.0	$1.0	$1.0	$1.0
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	9.3	8.6	10.9
__________
* Share repurchase authorization for a future period.

Dividends declared per share of Common Stock are as follows for the years indicated:

	2025	2024	2023
Dividends declared per share of Common Stock	$5.40	$5.20	$5.00

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

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Nonperformance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2022	$(2,274)	$(16,194)	$15,242	$1,448	$(2,028)	$(3,806)
Change in OCI before reclassifications	(246)	5,076	(8,770)	(693)	(98)	(4,731)
Amounts reclassified from AOCI	(18)	1,143	0	0	71	1,196
Income tax benefit (expense)	(148)	(1,238)	2,075	145	3	837
Balance, December 31, 2023	(2,686)	(11,213)	8,547	900	(2,052)	(6,504)
Change in OCI before reclassifications	(811)	(12,822)	11,804	(466)	(234)	(2,529)
Amounts reclassified from AOCI	(41)	2,697	0	0	30	2,686
Income tax benefit (expense)	(77)	2,651	(3,045)	98	9	(364)
Balance, December 31, 2024	(3,615)	(18,687)	17,306	532	(2,247)	(6,711)
Change in OCI before reclassifications	499	(1,695)	5,385	(195)	(372)	3,622
Amounts reclassified from AOCI	(53)	1,042	0	0	26	1,015
Income tax benefit (expense)	(14)	551	(1,652)	41	71	(1,003)
Balance, December 31, 2025	$(3,183)	$(18,789)	$21,039	$378	$(2,522)	$(3,077)
__________
(1)Includes cash flow hedges of $(231) million, $1,780 million and $869 million as of December 31, 2025, 2024, and 2023, respectively, and fair value hedges of $(123) million, $(64) million, and $(60) million as of December 31, 2025, 2024, and 2023, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2025	2024	2023
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$44	$41	$18	Realized investment gains (losses), net
Foreign currency translation adjustment	9	0	0	Other income (loss)
Total foreign currency translation adjustment	53	41	18
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(13)	(30)	(38)	(3)
Cash flow hedges—Currency	(8)	3	14	(3)
Cash flow hedges—Currency/Interest rate	(107)	612	200	(3)
Fair value hedges—Currency	(14)	(10)	(8)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(900)	(3,272)	(1,311)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(1,042)	(2,697)	(1,143)	(4)
Amortization of defined benefit items:
Prior service cost	68	68	8	(5)
Actuarial gain (loss)	(94)	(98)	(79)	(5)
Total amortization of defined benefit items	(26)	(30)	(71)
Total reclassifications for the period	$(1,015)	$(2,686)	$(1,196)
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

	Net Unrealized Investment Gains (Losses) on AFS Fixed Maturity Securities on Which an ACL has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders' Dividends	Income Tax Benefit (Expense)	AOCI Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2022	$(45)	$(24,959)	$(703)	$1,946	$3,194	$4,373	$(16,194)
Net investment gains (losses) on investments arising during the period	15	6,595				(1,327)	5,283
Reclassification adjustment for (gains) losses included in net income	(3)	1,146				(229)	914
Reclassification due to allowance for credit losses recorded during the period	(39)	39				0	0
Impact of net unrealized investment (gains) losses			219	(640)	(1,113)	318	(1,216)
Balance, December 31, 2023	(72)	(17,179)	(484)	1,306	2,081	3,135	(11,213)
Net investment gains (losses) on investments arising during the period	(24)	(12,703)				3,339	(9,388)
Reclassification adjustment for (gains) losses included in net income	97	2,600				(708)	1,989
Reclassification due to allowance for credit losses recorded during the period	5	(5)				0	0
Impact of net unrealized investment (gains) losses			215	(325)	15	20	(75)
Balance, December 31, 2024	6	(27,287)	(269)	981	2,096	5,786	(18,687)
Net investment gains (losses) on investments arising during the period	(6)	(400)				(179)	(585)
Reclassification adjustment for (gains) losses included in net income	(4)	1,046				459	1,501
Impact of net unrealized investment (gains) losses			101	(358)	(1,032)	271	(1,018)
Balance, December 31, 2025	$(4)	$(26,641)	$(168)	$623	$1,064	$6,337	$(18,789)
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

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2025, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $3,817 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio is equal to an insurer’s total adjusted capital divided by the minimum amount of statutory capital and surplus needed by the insurer to support its operations, which is referred to as its “company action level RBC.” Insurers that have less statutory capital than required by their company action level RBC are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios for PICA and its other domestic insurance subsidiaries as of December 31, 2025 above the 100% regulatory required minimum that would require corrective action and above PICA’s target level that would support a “AA” financial strength rating.

The following table summarizes certain statutory financial information for the Company’s U.S. insurance subsidiary as of and for the years ended:

	PICA
	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions)
Statutory net income (loss)	$1,951	$1,245	$1,732
Statutory capital and surplus(1)	$15,907	$15,790	$16,085
__________
(1)Prior period amounts have been updated to conform to finalized statutory filings, where applicable.

U.S. Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2025, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $3,687 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,848 million in 2026, without prior approval of the

NJDOBI. Of the $1,848 million, $648 million is permitted to be paid after September 24, 2026, and the remaining $1,200 million is permitted to be paid after December 15, 2026, without prior approval of the NJDOBI.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2025, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2025 and 2024, respectively, or for the years ended December 31, 2025, 2024 and 2023, respectively.

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

For the year ended December 31, 2025, Prudential Financial received $1,118 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. The Company’s Japan insurance operations have entered into reinsurance agreements with Gibraltar Reinsurance Company Ltd., the Company’s Bermuda-based reinsurance affiliate, as well as with the Company’s domestic insurance operations to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2026, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

21.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

	2025			2024			2023
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$3,732			$2,846			$2,508
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	156			119			20
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	41			32			29
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,535	351.8	$10.05	$2,695	357.5	$7.54	$2,459	363.5	$6.76
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$41			$32			$29
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	41			32			29
Stock options		0.1			0.3			0.2
Deferred and long-term compensation programs		1.8			1.5			0.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,535	353.7	$9.99	$2,695	359.3	$7.50	$2,459	364.6	$6.74

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2025, 2024 and 2023, as applicable, were based on 3.8 million, 4.0 million and 4.1 million of such awards, respectively, weighted for the period they were outstanding.

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

	2025		2024		2023
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$109.02	0.1	$110.42	1.2	$102.63
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0		0.0
Total antidilutive stock options and shares	0.1		0.1		1.3

22.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 12,496,717 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2025.

Assurance IQ (“AIQ”) Acquisition

The Company acquired AIQ on October 10, 2019. The terms of the acquisition included compensation awards that involved share-based payment arrangements that are linked to retention and therefore fall under the reporting requirements of ASC 718, Stock Compensation. These compensation awards include stock options, restricted stock units and performance shares.

Compensation Costs

Compensation cost for restricted stock units and performance shares granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the awards related to the AIQ acquisition, the fair value of each stock option award is based on its intrinsic value on the date of grant. There were no stock options granted in 2025, 2024 and 2023.

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

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2025		2024		2023
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$0	$0	$0	$0	$0	$0
Employee restricted stock units	200	46	200	47	200	47
Employee performance shares and performance units	57	13	114	27	54	12
Total	$257	$59	$314	$74	$254	$59
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

On January 10, 2024, the Board of Directors of Prudential Financial, Inc. adopted certain modifications to the terms and conditions of performance shares granted in 2021, 2022 and 2023. These modifications 1) mitigate the impact of outsized interest rate volatility, both positive and negative, as it relates to achieving adjusted book value per share growth goals, and 2) reduce certain book value per share goals and maximum payout opportunities. The impact from these modifications increased shares to be delivered to 161 employees across all three performance plans by a total of approximately 600,000 shares. In addition, total compensation costs resulting from these modifications increased by approximately $62 million.

	2025		2024		2023
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$0	$0	$0	$0	$2	$1
Employee restricted stock units	0	0	0	0	1	0
Employee performance shares	0	0	0	0	0	0
Total	$0	$0	$0	$0	$3	$1

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2025, 2024 and 2023 were de minimis.

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

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	661,895	$96.00	2,171	$0.09
Granted	0	0.00	0	0.00
Exercised	(56,141)	78.42	(2,171)	0.09
Forfeited	0	0.00	0	0.00
Expired	(1,314)	78.08	0	0.00
Outstanding at December 31, 2025	604,440	$97.67	0	$0.00
Exercisable at December 31, 2025	604,440	$97.67	0	$0.00

There were no stock options granted for the years 2025, 2024 or 2023.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $2 million, $26 million, and $8 million, respectively. For the AIQ acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2025, 2024 and 2023 was less than $1 million, $2 million and $3 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2025 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	2.51 years	$9
Exercisable	2.51 years	$9

There were no AIQ Acquisition options remaining as of December 31, 2025.

Restricted Stock Units and Performance Share Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of Prudential Financial’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse one third annually over 3 years. Performance shares are awards denominated in Prudential Financial’s Common Stock. The number of units is determined over the performance period and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in Prudential Financial’s Common Stock. Generally, the awards will be released following the 3-year performance period.

A summary of the Company’s restricted stock unit and performance share awards under the Omnibus Incentive Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2024	3,919,337	$104.53	1,923,149	$101.50
Granted	1,952,680	108.42	734,808	104.93
Forfeited	(229,277)	107.07	(53,342)	107.21
Performance adjustment(2)	0	0.00	(100,878)	103.72
Released	(1,893,017)	107.52	(468,344)	103.74
Restricted at December 31, 2025	3,749,723	$104.90	2,035,393	$101.96
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

The fair market value of restricted stock units and performance shares released under the Omnibus Incentive Plan for the years ended December 31, 2025, 2024 and 2023 was $269 million, $302 million and $360 million, respectively. The fair market value of restricted stock units released for the AIQ acquisition related awards under the Omnibus Incentive Plan for the years ended December 31, 2025, 2024 and 2023 was $0, less than $1 million and $1 million, respectively.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2025, 2024 and 2023 was $108.42, $102.66 and $102.64, respectively. The weighted average grant date fair value for performance shares granted under the Omnibus Incentive Plan during the years ended December 31, 2025, 2024 and 2023 was $104.93, $97.67 and $103.27, respectively. There were no restricted stock units granted for the AIQ acquisition during the year ended December 31, 2025, 2024 and 2023.

Unrecognized Compensation Cost

There was no unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2025. Unrecognized compensation cost for restricted stock units and performance shares under the Omnibus Incentive Plan as of December 31, 2025 was $169 million with a weighted average recognition period of 1.76 years. There was no unrecognized compensation cost for stock options or restricted units related to the AIQ acquisition as of December 31, 2025.

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2025, 2024 and 2023 was less than $1 million, $3 million and $2 million, respectively. The tax benefit realized for exercises of stock options related to the AIQ acquisition during the years ended December 31, 2025, 2024 and 2023 was less than $1 million for each period.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2025, 2024 and 2023 was $54 million, $60 million and $77 million, respectively. The tax benefit realized upon vesting of restricted stock units related to the AIQ acquisition during the years ended December 31, 2025, 2024 and 2023 was $0, less than $1 million and less than $1 million, respectively.

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

The PGIM segment provides a comprehensive array of investment management solutions across a variety of asset classes, including public fixed income, public equity, real estate, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients, as well as the Company’s affiliated insurance and retirement businesses.

The U.S. Businesses offer a broad range of products and solutions that cover protection, retirement, savings, income and investment needs. The U.S. Businesses are organized into the following segments:

•The Retirement Strategies segment, which includes the Institutional and Individual Retirement Strategies businesses, provides a broad range of retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors, and develops and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent and affluent markets.
•The Group Insurance segment provides and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance. In addition, the segment sells supplemental health solutions including accident, critical illness, and hospital indemnity.
•The Individual Life segment develops and distributes variable life, universal life and term life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets.

The International Businesses segment develops and distributes life insurance, retirement products, investment products and certain accident and health products with fixed benefits to affluent, mass affluent and broad middle income customers predominantly in Japan, Brazil and Mexico, as well as through joint ventures in Chile, China, India and Indonesia, and through strategic investments in Ghana and South Africa.

Effective in the first quarter of 2025, consistent with changes to the Company’s internal management structure, the Company’s International Businesses are reflected as a single operating and reportable segment, which is how the chief operating decision maker (“CODM”) now assesses its performance and allocates resources. Prior to the first quarter of 2025, International Businesses consisted of the Life Planner and Gibraltar Life and Other operating segments, each of which was a reportable segment under U.S. GAAP. The change has been applied retrospectively and did not have any impact on the Company’s Consolidated Financial Statements contained herein or to any previously issued financial statements.

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

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments; (3) capital debt; (4) the Company’s qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, primarily including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across the Company’s businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to the Company’s Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in the International Businesses segment; (10) intercompany arrangements with the Company’s International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; (11) certain funding agreement issuances used in a spread lending capacity; (12) the consolidation of certain entities, including investment funds managed by the Company’s PGIM business, where the Company’s segments have collectively obtained controlling financial interest; (13) Prudential Advisors, Prudential’s proprietary nationwide advice organization; (14) the Company’s share of earnings in Prismic as well as the invested assets supporting the contracts reinsured with Prismic Re via coinsurance with funds withheld arrangements and the offsetting funds withheld payable; and (15) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Segment Accounting Policies. The accounting policies of the segments are the same as those described in Note 2. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support each segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred.

Following an annual review of its internal expense allocations, the Company implemented an allocation update that will impact segment results; however, there will be no impact to the Company’s consolidated results. Effective in 2025, operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated using a proportional allocation measure such as headcount, segment-level support or other financial measures. Prior to 2025, these expenses were generally allocated based upon the segment’s historical percentage of general and administrative expenses.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$9	$(11)	$(32)
Current period yield adjustments	$199	$216	$467
Principal source of earnings	$17	$50	$1
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $123 million, $140 million and $178 million for the years ended 2025, 2024 and 2023, respectively. As of December 31, 2025, there was a $711 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily within the Individual Retirement Strategies business and International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $97 million, $100 million and $107 million for the years ended 2025, 2024 and 2023, respectively. Synthetic GICs are accounted for as derivatives under U.S.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net gains (losses) from:
Investments carried at fair value through net income	$692	$(337)	$754
Foreign currency exchange movements	$12	$(76)	$(123)
Other activities	$(1)	$(1)	$(10)

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

	Year Ended December 31, 2025
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(2)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$10,987	$78	$5,419	$936	$11,193	$(22)	$28,591	$2,206	$30,797
Policy charges and fee income	0	30	1,125	728	2,207	380	(60)	4,410	256	4,666
Net investment income	181	5,150	2,855	543	2,842	6,029	1,338	18,938	2,535	21,473
Asset management fees, commissions and other income	4,050	490	1,483	84	145	546	(1,060)	5,738	(1,900)	3,838
Total revenues	4,231	16,657	5,541	6,774	6,130	18,148	196	57,677	3,097	60,774
Benefits and expenses:
Policyholders' benefits	0	13,501	264	5,022	2,920	10,198	(6)	31,899
Interest credited to policyholders' account balances	0	817	1,455	137	733	1,508	54	4,704
Interest expense	100	60	52	21	1,036	3	840	2,112
Deferral of acquisition costs	0	(95)	(668)	(4)	(933)	(1,197)	144	(2,753)
Amortization of DAC	0	24	472	9	433	693	(60)	1,571
Operating expenses(3)	1,973	273	580	751	529	1,868	799	6,773
Variable expenses(3)	1,280	106	1,635	457	1,173	1,791	(1)	6,441
Other benefits and expenses(4)	0	258	19	0	(21)	37	0	293
Total benefits and expenses	3,353	14,944	3,809	6,393	5,870	14,901	1,770	51,040
Total pre-tax income	$878	$1,713	$1,732	$381	$260	$3,247	$(1,574)	$6,637	$(1,981)	$4,656

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(1,618)
Change in value of market risk benefits, net of related hedging gains (losses)								(475)
Market experience updates								68
Divested and Run-off Businesses:
Closed Block division								(68)
Other Divested and Run-off Businesses								107
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(20)
Other adjustments								25
Total reconciling items								(1,981)
Total GAAP pre-tax income(5)								$4,656

	Year Ended December 31, 2024
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(2)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$22,947	$76	$5,129	$957	$11,656	$(20)	$40,745	$2,152	$42,897
Policy charges and fee income	0	33	1,234	678	2,065	324	(57)	4,277	21	4,298
Net investment income	15	4,674	2,110	530	3,089	5,723	1,234	17,375	2,534	19,909
Asset management fees, commissions and other income	4,077	541	1,705	90	84	222	(1,063)	5,656	(2,355)	3,301
Total revenues	4,092	28,195	5,125	6,427	6,195	17,925	94	68,053	2,352	70,405
Benefits and expenses:
Policyholders' benefits	0	25,752	141	4,801	3,095	10,248	(19)	44,018
Interest credited to policyholders' account balances	0	664	1,039	149	803	1,210	84	3,949
Interest expense	105	31	84	11	1,113	(2)	677	2,019
Deferral of acquisition costs	(1)	(80)	(641)	(28)	(901)	(1,138)	188	(2,601)
Amortization of DAC	2	11	394	6	442	646	(56)	1,445
Operating expenses(3)	1,841	231	578	734	591	1,793	1,102	6,870
Variable expenses(3)	1,270	106	1,759	440	1,125	1,661	(99)	6,262
Other benefits and expenses(4)	0	(376)	8	0	132	401	0	165
Total benefits and expenses	3,217	26,339	3,362	6,113	6,400	14,819	1,877	62,127
Total pre-tax income	$875	$1,856	$1,763	$314	$(205)	$3,106	$(1,783)	$5,926	$(2,717)	$3,209

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(2,150)
Change in value of market risk benefits, net of related hedging gains (losses)								(397)
Market experience updates								(52)
Divested and Run-off Businesses:
Closed Block division								(113)
Other Divested and Run-off Businesses								30
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(16)
Other adjustments								(19)
Total reconciling items								(2,717)
Total GAAP pre-tax income(5)								$3,209

	Year Ended December 31, 2023
		Retirement Strategies
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Institutional Retirement Strategies	Individual Retirement Strategies (1)(2)	Group Insurance	Individual Life(1)	International Businesses	Corporate and Other(2)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$6,342	$86	$5,024	$969	$12,819	$(16)	$25,224	$2,140	$27,364
Policy charges and fee income	0	33	1,247	674	2,015	308	(53)	4,224	303	4,527
Net investment income	268	4,180	1,454	512	2,860	5,289	730	15,293	2,572	17,865
Asset management fees, commissions and other income	3,370	475	1,745	75	430	266	(612)	5,749	(1,526)	4,223
Total revenues	3,638	11,030	4,532	6,285	6,274	18,682	49	50,490	3,489	53,979
Benefits and expenses:
Policyholders' benefits	0	8,759	134	4,703	3,295	11,057	(11)	27,937
Interest credited to policyholders' account balances	0	552	560	166	912	943	113	3,246
Interest expense	113	1	72	8	898	23	639	1,754
Deferral of acquisition costs	(2)	(75)	(379)	(3)	(768)	(1,198)	97	(2,328)
Amortization of DAC	2	16	349	9	456	622	(37)	1,417
Operating expenses(3)	1,771	199	552	743	481	1,935	1,354	7,035
Variable expenses(3)	1,041	84	1,418	340	981	1,728	(72)	5,520
Other benefits and expenses(4)	0	(201)	8	0	114	389	0	310
Total benefits and expenses	2,925	9,335	2,714	5,966	6,369	15,499	2,083	44,891
Total pre-tax income	$713	$1,695	$1,818	$319	$(95)	$3,183	$(2,034)	$5,599	$(2,527)	$3,072

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(2,510)
Change in value of market risk benefits, net of related hedging gains (losses)								56
Market experience updates								110
Divested and Run-off Businesses:
Closed Block division								(100)
Other Divested and Run-off Businesses								21
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(68)
Other adjustments								(36)
Total reconciling items								(2,527)
Total GAAP pre-tax income(5)								$3,072
__________
(1)The Individual Retirement Strategies and Individual Life segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Corporate and Other operations, through Prudential Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third parties.
(3)“Operating expenses” includes amounts related to salaries, employee benefits, occupancy, technology, consulting, external and contracted services, legal, corporate charges, costs for initiatives, and other miscellaneous expenses. “Variable expenses” includes commissions, certain compensation related to levels of investment performance, premium taxes and other fees related to sales of certain insurance and investment products.
(4)“Other benefits and expenses” primarily includes: (i) the change in estimates of liability for future policy benefits, which can be either positive or negative, for Retirement Strategies, Individual Life and International Businesses; (ii) dividends to policyholders for Individual Life and International Businesses, which are included in adjusted operating income; and (iii) dividends to policyholders in the Closed Block Division, which are not included in adjusted operating income.
(5)Reflects “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities”.

	As of December 31,
	2025	2024
	(in millions)
Assets by segment:
PGIM	$39,103	$36,044
U.S. Businesses:
Institutional Retirement Strategies	135,131	126,842
Individual Retirement Strategies	161,309	150,151
Retirement Strategies	296,440	276,993
Group Insurance	41,292	39,340
Individual Life	131,141	122,590
Total U.S. Businesses	468,873	438,923
International Businesses	187,770	180,038
Corporate and Other	29,899	31,767
Closed Block division	48,095	48,815
Total assets per Consolidated Statements of Financial Position	$773,740	$735,587

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following by geographic location that are 10 percent or more of the Company’s total consolidated revenue:

	2025	2024	2023
	(in millions)
United States	$36,801	$48,568	$31,031
Japan	13,487	13,760	15,538
Other countries	10,486	8,077	7,410
Total PFI consolidated revenue	$60,774	$70,405	$53,979

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in the Company’s Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2025	2024	2023
	(in millions)
PGIM segment intersegment revenues	$905	$837	$796

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	2025	2024	2023
	(in millions)
Asset-based management fees	$3,440	$3,386	$3,169
Performance-based incentive fees	94	198	45
Other fees	485	506	503
Total asset management and service fees	$4,019	$4,090	$3,717

24.RELATED PARTY TRANSACTIONS

In September 2023, the Company invested approximately $200 million in Prismic, a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re, a licensed Bermuda-based life and annuity reinsurance company. Also in September 2023, the Company entered into an agreement with Prismic Re, to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of Prudential Financial. Separately, the Company, through PGIM, entered into an investment management agreement with Prismic to manage a large portion of Prismic Re's assets.

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

In October 2025, the Company entered into an agreement with Prismic Re, to reinsure certain fixed annuity new business contracts issued by Pruco Life, a wholly-owned subsidiary of Prudential Financial, on or after October 1, 2025.

As of December 31, 2025 and 2024, the Company’s ownership in Prismic is approximately 20% and the carrying value of the Company’s investment is approximately $200 million. As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic, Prismic Re and Prismic Re International.

The related party balances with Prismic, Prismic Re and Prismic Re International impacted the Company’s balance sheet as of the periods indicated as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Reinsurance recoverables and deposit receivables	$15,581	$9,084
Other assets	$162	$187
Reinsurance and funds withheld payables (includes $194 and $(91) of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	$7,980	$7,796
Accumulated other comprehensive income (loss)	$(128)	$(139)

The Company has agreed to guarantee Prismic Re's reimbursement obligations on letters of credit that may be obtained by Prismic Re from third-party financial institutions to support Prismic Re’s obligations under the reinsurance agreement with the Company for a total amount up to $2.0 billion as of both December 31, 2025 and 2024. As part of the transaction with Prismic Re International, the Company provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. In November 2025, the Company committed to Prismic Re $320 million of additional capital, intended to fund future transactions executed by Prismic, that is required to be fully funded by the end of the second quarter of 2027. This commitment is part of a broader capital commitment, involving third-party investors in Prismic, and will allow the Company to retain its approximately 20% equity ownership in Prismic. See Note 25 for additional information on the Company’s guarantees and commitments.

The related party activity with Prismic, Prismic Re and Prismic Re International impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Premiums	$(19)	$6	$(4,811)
Asset management and service fees	61	38	10
Other income (loss)	353	150	52
Realized investment gains(losses), net	(509)	255	(491)
Policyholders’ benefits	(281)	(281)	(4,915)
Change in estimates of liability for future policy benefits	(20)	7	5
Amortization of deferred policy acquisition costs	(9)	0	0
General and administrative expenses	40	48	3
Income (loss) from related parties, before income taxes	156	675	(333)
Other comprehensive income (loss), before tax	11	(473)	335
Total comprehensive income (loss), before tax	$167	$202	$2

	Years Ended December 31,
	2025	2024	2023
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$509	$(255)	$491
Change in:
Deferred policy acquisition costs	$(9)	$0	$0
Reinsurance related-balances	$(843)	$(743)	$(235)
Other, net	$26	$16	$29
CASH FLOWS FROM INVESTING ACTIVITIES
Other, net	$(64)	$0	$0
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$336	$374	$3

See the Consolidated Statements of Cash Flows for information regarding significant non-cash transactions with Prismic Re and Prismic Re International.

25.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	As of December 31,
	2025	2024
	(in millions)
Total outstanding mortgage loan commitments	$1,851	$2,552
Portion of commitment where prearrangement to sell to investor exists	$352	$578

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $5 million and $2 million as of December 31, 2025 and 2024, respectively. The change in allowance is $3 million and $1 million for the years ended December 31, 2025 and 2024, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2025	2024
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$13,205	$11,664
Expected to be funded from separate accounts	$339	$0

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the years ended December 31, 2025 or 2024. Additionally, the above amount includes an unfunded commitment of $320 million to Prismic Re, intended to fund future transactions executed by Prismic, that is required to be fully funded by the end of the second quarter of 2027. See Note 24 for additional information regarding the related party relationship between the Company and Prismic Re.

Indemnification of Securities Lending and Securities Repurchase Transactions

	As of December 31,
	2025	2024
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$4,459	$5,015
Fair value of related collateral associated with above indemnifications(1)	$4,558	$5,119
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million and $240 million related to securities repurchase transactions as of December 31, 2025 and December 31, 2024, respectively.

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

Guarantees of Asset Values

	As of December 31,
	2025	2024
	(in millions)
Guaranteed value of third parties’ assets	$75,883	$76,416
Fair value of collateral supporting these assets	$73,511	$71,423
Asset (liability) associated with guarantee, carried at fair value	$0	$(1)

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2025	2024
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,717	$3,272
First-loss exposure portion of above	$1,068	$942
Accrued liability associated with guarantees(1)	$24	$25
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $11 million and $12 million as of December 31, 2025 and 2024, respectively. The change in allowance is a reduction of $1 million and $2 million for the years ended December 31, 2025 and 2024, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $28,275 million and $25,763 million of mortgages subject to these loss-sharing arrangements as of December 31, 2025 and 2024, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2024, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled during the years ended December 31, 2025 and 2024.

Other Guarantees

	As of December 31,
	2025	2024
	(in millions)
Other guarantees where amount can be determined	$290	$289
Accrued liability for other guarantees and indemnifications	$31	$32

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2025, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 24 for additional information regarding the related party relationship between the Company and Prismic Re and Note 15 for additional information regarding the Company’s reinsurance transactions.

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

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2025	2024
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$5	$25
Premium tax offset currently available for paid assessments	69	62
Total	$74	$87
Other liabilities:
Insolvency assessments	$5	$29

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law (“UCL”) and seeks unspecified damages along with declaratory and injunctive relief. In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California. Plaintiff filed a motion to remand the action to the California Superior Court, Alameda County, and in December 2024, the motion was granted. In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint. In October 2025, the court issued an Order: (i) sustaining Defendant’s demurrer as to Plaintiff’s declaratory relief claim, and (ii) denying the demurrer as to the UCL claim.

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

Other Matters

Cho v. PICA, et al.

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint. In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and current and former members of the Company’s Administrative Committee and Investment Oversight Committee. In December 2020, defendants filed a motion to dismiss the amended complaint. In September 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice. In October 2021, plaintiff filed a second amended complaint asserting claims against defendants under the Employee Retirement Income Security Act of 1974 for breach of fiduciary duty, prohibited transactions and failure to monitor fiduciaries. The second amended complaint seeks declaratory, injunctive and equitable relief, unspecified damages, attorneys’ fees and costs. In December 2021, defendants filed a motion to dismiss the second amended complaint. In August 2022, the court: (i) dismissed, with prejudice, the breach of the fiduciary duty of loyalty and prohibited transaction claims based on the inclusion of Prudential-affiliated funds in the Plan’s investment options; (ii) dismissed, without prejudice, the breach of fiduciary duty claims based on certain alleged underperforming Plan funds; and (iii) denied the motion to dismiss plaintiffs’ claims for breach of the fiduciary duties of prudence and to monitor other fiduciaries, based on alleged delays in removing other alleged underperforming funds. In September 2022, plaintiff filed a third amended complaint asserting claims for breach of duty of prudence and to monitor fiduciaries, and in October 2022, defendants filed their answer to the third amended complaint. In May 2023, plaintiff filed a motion for class certification. In August 2023, the court issued an Order granting plaintiff’s class certification motion. In January 2024, by an October 2023 court Order, defendants submitted to plaintiffs their summary judgment brief. In December 2024, the court issued an order granting Prudential’s motion for summary judgment. In January 2025, plaintiff filed a Notice of Appeal to the Third Circuit. In January 2026, the Third Circuit Court of Appeals affirmed the District Court's order granting defendant’s summary judgment motion.

Optimum Communications, Inc., et al. v. Apollo Capital Management, L.P., et al.

In November 2025, a complaint entitled Optimum Communications, Inc., et al. v. Apollo Capital Management, L.P., et al. was filed in the United States District Court for the Southern District of New York. The Complaint alleges that defendant asset managers, including PGIM, Inc., seven other unaffiliated asset managers, and “Doe Entities” that are currently unknown to plaintiffs, violated federal and New York state antitrust laws by entering into a cooperation agreement and collectively negotiating with Optimum Communications, Inc. (“Optimum”) concerning the terms for any future restructurings or financings. Optimum alleges this same conduct also breached the credit agreement and indentures governing its debt and breached the implied covenant of good faith and fair dealing. The complaint seeks declaratory and injunctive relief, unspecified compensatory, treble, and punitive damages, attorneys’ fees, and costs. In February 2026, defendants filed a motion to dismiss the complaint.

Regulatory

Prudential of Japan Matter

In January 2026, Prudential of Japan, a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into sales practice misconduct involving certain employees. In February 2026, in consultation with the Japanese insurance regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. The matter remains ongoing and the Company is continuing to engage with the Japanese insurance regulator.

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

26.    SUBSEQUENT EVENTS

Common Stock Dividend

On February 3, 2026, Prudential Financial’s Board of Directors declared a cash dividend of $1.40 per share of Common Stock, payable on March 12, 2026 to shareholders of record as of February 17, 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2025 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, no such plans or other arrangements were adopted or terminated.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item pertaining to executive officers of Prudential Financial appears in “Business—Information About our Executive Officers.”

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to all other employees. Making the Right Choices is posted on our website at www.prudential.com and copies of the code are available to shareholders without charge upon written request to the Corporate Secretary at the Company’s principal executive offices. Any substantive amendment to the code of business conduct and ethics or any waiver of the code granted to the Chief Executive Officer, the Chief Financial Officer or the Principal Accounting Officer will be posted on the Company’s website at www.prudential.com within four business days (and retained on the website for at least one year).

We have also adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.prudential.com.

In addition to the prohibition on insider trading covered in our code of business conduct and ethics, the Company has adopted an insider trading policy, a copy of which is filed as Exhibit 19 to this Annual Report.

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2026, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	7,399,810	(1)	$97.67	(2)	12,496,717
Equity compensation plans approved by security holders—Director Plan	199,158
Equity compensation plans approved by security holders—PSPP(3)					2,561,475
Total equity compensation plans approved by security holders	7,598,968				15,058,192
Equity compensation plans not approved by security holders
Grand Total	7,598,968				15,058,192
__________
(1)Represents 604,440 outstanding Options, 3,749,723 outstanding Restricted Units and 3,045,647 outstanding Performance Shares as of December 31, 2025 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2025. The number of performance shares outstanding as of December 31, 2025 at target (100%) performance factor was 2,035,393. The actual number of performance shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target number of performance shares granted, based upon the achievement of Company financial performance goals selected by the Compensation Committee at the start of the performance period.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 2.51 years.
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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2025
(in millions)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,334	$22,179	$22,179
Obligations of U.S. states and their political subdivisions	5,881	5,465	5,465
Foreign government securities	62,469	50,614	50,614
Asset-backed securities	19,130	19,329	19,329
Residential mortgage-backed securities	5,493	5,381	5,381
Commercial mortgage-backed securities	9,958	9,743	9,743
Public utilities	37,064	35,090	35,090
All other corporate bonds	191,338	183,273	183,273
Redeemable preferred stock	329	381	381
Total fixed maturities, available-for-sale	$357,996	$331,455	$331,455
Equity securities:
Common stocks:
Other common stocks	$6,245	$7,645	$7,645
Mutual funds	1,509	2,755	2,755
Nonredeemable preferred stocks	85	103	103
Perpetual preferred stocks	464	469	469
Total equity securities, at fair value	$8,303	$10,972	$10,972
Fixed maturities, trading	$15,536	$14,869	$14,869
Assets supporting experience-rated contractholder liabilities(1)	3,129		4,842
Commercial mortgage and other loans(2)	64,715		64,715
Policy loans	9,958		9,958
Short-term investments	6,414		6,414
Other invested assets	27,294		27,294
Total investments	$493,345		$470,519
__________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $64,544 million and uncollateralized loans of $171 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2025 and 2024
(in millions)

	2025	2024
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2025- $1,425; 2024- $1,477)	$1,335	$1,335
Equity securities, at fair value (cost: 2025- $174; 2024- $25)	174	25
Other invested assets	2,051	3,361
Total investments	3,560	4,721
Cash and cash equivalents	1,204	1,051
Due from subsidiaries	3,327	3,460
Loans receivable from subsidiaries	5,393	5,251
Investment in subsidiaries	47,056	41,054
Property, plant and equipment	363	381
Income taxes receivable	491	418
Other assets	445	475
TOTAL ASSETS	$61,839	$56,811
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$4,139	$3,800
Loans payable to subsidiaries	5,684	5,602
Short-term debt	561	25
Long-term debt	18,378	18,793
Income taxes payable	128	167
Other liabilities	511	552
Total liabilities	29,401	28,939
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2025 and December 31, 2024)	6	6
Additional paid-in capital	26,013	25,901
Common Stock held in treasury, at cost (318,361,498 and 311,738,187 shares as of December 31, 2025 and 2024, respectively)	(25,335)	(24,511)
Accumulated other comprehensive income (loss)(1)	(3,077)	(6,711)
Retained earnings	34,831	33,187
Total equity	32,438	27,872
TOTAL LIABILITIES AND EQUITY	$61,839	$56,811

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
REVENUES
Net investment income	$360	$376	$345
Realized investment gains (losses), net	7	(2)	(4)
Affiliated interest revenue	317	392	408
Other income (loss)	20	17	14
Total revenues	704	783	763
EXPENSES
General and administrative expenses	128	164	173
Interest expense	1,360	1,322	1,282
Total expenses	1,488	1,486	1,455
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND JOINT VENTURES AND OTHER OPERATING ENTITIES	(784)	(703)	(692)
Total income tax expense (benefit)	(214)	(192)	(152)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND JOINT VENTURES AND OTHER OPERATING ENTITIES	(570)	(511)	(540)
Equity in earnings of subsidiaries	4,117	3,191	3,023
Equity in earnings of joint ventures and other operating entities, net of taxes	29	47	5
NET INCOME (LOSS)	$3,576	$2,727	$2,488
Other Comprehensive Income (loss)	3,634	(207)	(2,698)
TOTAL COMPREHENSIVE INCOME (LOSS)	$7,210	$2,520	$(210)

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,576	$2,727	$2,488
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(4,117)	(3,191)	(3,023)
Equity in earnings of joint ventures and other operating entities, net of taxes	(29)	(47)	(5)
Realized investment (gains) losses, net	(7)	2	4
Dividends received from subsidiaries	2,232	3,032	3,705
Property, plant and equipment	(1)	(3)	(15)
Change in:
Due to/from subsidiaries, net	753	(106)	212
Other, operating	46	145	(487)
Cash flows from (used in) operating activities	2,453	2,559	2,879
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	617	212	372
Short-term investments	15,206	15,502	19,196
Payments for the purchase of:
Equity securities, at fair value	(149)	0	0
Fixed maturities, available-for-sale	(565)	(171)	(171)
Short-term investments	(13,896)	(16,627)	(18,938)
Capital contributions to subsidiaries	(430)	(384)	(1,651)
Returns of capital contributions from subsidiaries	0	300	599
Loans to subsidiaries, net of maturities	(142)	197	584
Other, investing	(114)	0	0
Cash flows from (used in) investing activities	527	(971)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,926)	(1,891)	(1,846)
Common Stock acquired	(1,000)	(1,000)	(1,012)
Common Stock reissued for exercise of stock options	109	201	126
Proceeds from the issuance of debt (maturities longer than 90 days)	1,108	1,123	495
Repayments of debt (maturities longer than 90 days)	(1,008)	(512)	(1,514)
Repayments of loans from subsidiaries	(530)	(9)	(660)
Proceeds from loans payable to subsidiaries	524	702	1,256
Net change in financing arrangements (maturities of 90 days or less)	0	(1)	1
Other, financing	(104)	(121)	(141)
Cash flows from (used in) financing activities	(2,827)	(1,508)	(3,295)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153	80	(425)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,051	971	1,396
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,204	$1,051	$971

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,257	$1,231	$1,224
Cash paid (refunds received) during the period for taxes	$(289)	$(448)	$554

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(63)	$(2,919)	$(753)
Non-cash dividends/returns of capital from subsidiaries	$0	$83	$1,067
Treasury Stock shares issued for stock-based compensation programs	$186	$216	$275

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

In September 2023, Prudential Financial invested approximately $200 million, and acquired a 20% equity interest as a limited partner, in Prismic Life Holding Company LP (“Prismic”), a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Life Reinsurance, Ltd. (“Prismic Re”) and Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), which are licensed Bermuda-based life and annuity reinsurance companies. Beginning with the fourth quarter of 2023, the operating results of Prudential Financial reflect our share of earnings in Prismic on a quarter lag. As this investment is accounted for under the equity method, Prismic, Prismic Re, and Prismic Re International are considered related parties.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2025 and 2024 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2025	2024
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			536	0
Total short-term debt			$561	$25
Long-term debt:
Fixed rate senior notes	2026-2051	1.50%-6.63%	$10,823	$10,245
Junior subordinated notes	2047-2062	3.70%-6.75%	7,555	8,548
Total long-term debt			$18,378	$18,793
__________
(1)Ranges of interest rates are for the year ended December 31, 2025.
(2)The weighted average interest rate on outstanding commercial paper was 3.85% and 4.38% at December 31, 2025 and December 31, 2024, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the table above. Interest expense was $0 million for the years ended December 31, 2025, 2024 and 2023, as there were no such derivatives that qualified for hedge accounting treatment.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2025:

	Calendar Year
	2027	2028	2029	2030	2031 and thereafter	Total
	(in millions)
Long-term debt	$63	$412	$71	$665	$17,167	$18,378

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2025	2024	2023
	(in millions)
International Insurance and Investments Holding Companies	$1,118	$1,385	$216
The Prudential Insurance Company of America	900	1,550	3,100
PGIM Holding Company	202	61	84
Other Companies(1)	12	336	904
Total	$2,232	$3,332	$4,304
__________
(1)2023 includes $900 million of dividends and returns of capital from a rabbi trust.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2025, there was $850 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2025, Prudential Financial had issued guarantees of outstanding loans totaling $5.0 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct the Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of business guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $2.3 billion of letters of credit obtained by the Lotus Reinsurance Company Ltd. from a third-party financial institution, for the benefit of PICA and Pruco Life as beneficiaries, to support U.S. statutory reserve credit related to reinsurance agreements with PICA and Pruco Life. As of December 31, 2025, $2.3 billion of letters of credit have been issued to PICA and Pruco Life under the facility, and the likelihood of PICA and Pruco Life drawing upon them is remote. The guarantees are automatically renewed annually unless notice of termination is given by either party. The current value of the guarantees is estimated to be immaterial. This also includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit obtained by Prismic Re from third-party financial institutions, for the benefit of PICA as beneficiary, to support U.S. statutory reserve credit related to a reinsurance agreement with PICA. As of December 31, 2025, no letters of credit have been issued to PICA under the facility, and the likelihood of PICA drawing upon them is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2025
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$181	$0	$0	$3,215
U.S. Businesses:
Institutional Retirement Strategies	283	85,693	0	23,067	11,017	5,055	14,383	23	354
Individual Retirement Strategies	4,329	1,321	0	61,324	1,205	2,891	1,505	528	1,511
Retirement Strategies	4,612	87,014	0	84,391	12,222	7,946	15,888	551	1,865
Group Insurance	154	5,609	94	4,832	6,147	543	5,160	9	1,226
Individual Life	7,593	28,351	0	34,320	3,310	2,891	3,498	433	1,813
Total U.S. Businesses	12,359	120,974	94	123,543	21,679	11,380	24,546	993	4,904
International Businesses	9,678	95,165	70	61,715	11,660	6,040	12,322	692	2,463
Corporate and Other	(651)	9,127	0	1,809	405	1,815	980	(62)	2,143
Total PFI excluding Closed Block division	21,386	225,266	164	187,067	33,744	19,416	37,848	1,623	12,725
Closed Block division	144	41,484	0	5,512	1,719	2,057	3,520	12	287
Total	$21,530	$266,750	$164	$192,579	$35,463	$21,473	$41,368	$1,635	$13,012

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

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2025, 2024 and 2023
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2025
Life Insurance Face Amount In Force	$4,227,621	$1,022,549	$154,535	$3,359,607	4.6%
Premiums:
Life Insurance	$23,367	$2,447	$6,990	$27,910	25.0%
Accident and Health Insurance	3,004	117	0	2,887	0.0
Total Premiums	$26,371	$2,564	$6,990	$30,797	22.7%
2024
Life Insurance Face Amount In Force	$4,125,517	$979,667	$159,355	$3,305,205	4.8%
Premiums:
Life Insurance	$36,320	$2,384	$6,167	$40,103	15.4%
Accident and Health Insurance	2,902	108	0	2,794	0.0
Total Premiums	$39,222	$2,492	$6,167	$42,897	14.4%
2023
Life Insurance Face Amount In Force	$4,173,524	$891,770	$165,988	$3,447,742	4.8%
Premiums:
Life Insurance	$26,585	$7,028	$5,005	$24,562	20.4%
Accident and Health Insurance	2,890	88	0	2,802	0.0
Total Premiums	$29,475	$7,116	$5,005	$27,364	18.3%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities
Assurance IQ	Assurance IQ, LLC / AIQ	PLNJ	Pruco Life Insurance Company of New Jersey
Company	Prudential Financial, Inc. and its subsidiaries	POB	Prudential of Brazil
Gibraltar Life	The Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
Gibraltar Re	Gibraltar Reinsurance Company Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PGFL	The Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms
A.M. Best	A.M. Best Company	Moody's	Moody's Investor Service, Inc.
AFS Debt Securities	Fixed maturities, available-for-sale, at fair value	Morningstar	Morningstar, Inc.
Allstate	The Allstate Corporation	NCTI	Net Controlled Foreign Corporation Tested Income
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Board	Prudential Financial's Board of Directors	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
CIO Organization	Chief Investment Officer Organization	Prismic	Prismic Life Holding Company LP
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Prismic Re	Prismic Life Reinsurance, Ltd.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	S&P	Standard & Poor's Rating Services
Exchange Act	The Securities Exchange Act of 1934	SECURE Act	Setting Every Community Up for Retirement Enhancement (‘SECURE”) Act, together with SECURE 2.0, collectively
Farmer Mac	Federal Agricultural Mortgage Corporation	Somerset Re	Somerset Reinsurance Ltd.
Fitch	Fitch Ratings Inc.	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
GDPR	The European Union’s General Data Protection Regulation	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Great-West	Great-West Life & Annuity Insurance Company	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	The Colorado AI Law	Senate Bill 24-205 passed in Colorado, which regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America
Hartford Financial	Hartford Financial Services Group, Inc.	UCL	California’s Unfair Competition law
Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited, collectively

Acronyms
ACL	Allowance for Credit Losses	GMDB	Guaranteed Minimum Death Benefits
AI	Artificial Intelligence	GMIB	Guaranteed Minimum Income Benefits
AIR	Additional Insurance Reserves	GMIWB	Guaranteed Minimum Income and Withdrawal Benefits
ALM	Asset Liability Management	GMWB	Guaranteed Minimum Withdrawal Benefits
AOCI	Accumulated Other Comprehensive Income (Loss)	GSEs	Government Sponsored Entities
ASC	Accounting Standards Codification	HDI	Highest Daily Lifetime Income
ASU	Accounting Standards Update	HGTO	Head of Global Technology and Operations
AUD	Australian Dollar	IAIG	Internationally Active Insurance Groups
BEAT	Base Erosion and Anti-Abuse Tax	IAIS	International Association of Insurance Supervisors
BMA	Bermuda Monetary Authority	IRA	Individual Retirement Account
bps	Basis Points	IRS	Internal Revenue Service
CAMT	Corporate Alternative Minimum Tax	LIBOR	London Inter-Bank Offered Rate
CECL	Current Expected Credit Loss	LPs/LLCs	Limited Partnerships and Limited Liability Companies
CFC	Capital and Finance Committee	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CFTC	Commodity Futures Trading Commission	MRBs	Market Risk Benefits
CISO	Chief Information Security Officer	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligation	NAV	Net Asset Value
CODM	Chief Operating Decision Maker	NCTI	Net Controlled Foreign Corporation Tested Income
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NFA	National Futures Association
CSA	Credit Support Annex	NJDOBI	New Jersey Department of Banking and Insurance
DAC	Deferred Policy Acquisition Costs	NPR	Non-Performance Risk
DOL	U.S. Department of Labor	NTG	Net-To-Gross
DPL	Deferred Profit Liability	OCI	Other Comprehensive Income (Loss)
DRD	Dividend Received Deduction	OECD	Organization of Economic Cooperation and Development
DRG	Deferred Reinsurance Gains	ORSA	Own Risk and Solvency Assessment
DRL	Deferred Reinsurance Losses	OTC	Over-The-Counter
DSI	Deferred Sales Inducements	OTTI	Other-Than-Temporary Impairments
E.U.	The European Union	PALAC	Prudential Annuities Life Assurance Corporation
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PCAOB	Public Company Accounting Oversight Board
ERC	Executive Risk Committee	PDI	Prudential Defined IncomeSM
ERISA	Employee Retirement Income Security Act	PGIMW	PGIM Wadhwani LLP
ERMC	Enterprise Risk Management Council	POA	Prudential of Argentina
ESG	Environmental, Social and Governance	POT	The Prudential Life Insurance Company of Taiwan Inc.
ESR	Economic Solvency Ratio	QPAMs	Qualified Professional Asset Managers
ETFs	Exchange-traded Funds	RAF	Risk Appetite Framework
FACP	Funding Agreement-Backed Commercial Paper	RBC	Risk-Based Capital
FABN	Funding Agreement-Backed Notes	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Funding Rate
FHLBNY	Federal Home Loan Bank of New York	SVO	Securities Valuation Office
FINRA	Financial Industry Regulatory Authority	TBA	To Be Announced
FLIAC	Fortitude Life Insurance and Annuity Company	U.K.	The United Kingdom
FSA	Japanese Financial Services Agency	U.S.	The United States of America
FSB	Financial Stability Board	UCITS	Undertakings for the Collective Investment in Transferable Securities
G20	Group of Twenty nations	URR	Unearned Revenue Reserve
Generative AI	Generative Artificial Intelligence	USD	United States Dollar
GICs	Guaranteed Investment Contracts	VIEs	Variable Interest Entities
GILTI	Global Intangible Low-Taxed Income	VM-21	Valuation Manual, Section 21
GMAB	Guaranteed Minimum Accumulation Benefits	VOBA	Value of Business Acquired

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

10.3
The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015). Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2015 Annual Report on Form 10-K.*

10.4
First Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015). Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2024 Annual Report on Form 10-K.*

10.5
Second Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015). Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2024 Annual Report on Form 10-K.*

10.6
Third Amendment to the Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015). Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2024 Annual Report on Form 10-K.*

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

10.14
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.19
Revised Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.20
Revised Form of Terms and Conditions relating to awards to executive officers in 2022 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2022 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.21
Revised Form of Terms and Conditions relating to awards to executive officers in 2023 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2023 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 16, 2024 Current Report on Form 8-K.*

10.22
Form of Terms and Conditions relating to awards to executive officers in 2024 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2024 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 15, 2024 Current Report on Form 8-K.*

10.23
Form of Terms and Conditions relating to awards to executive officers in 2025 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2025 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2025 Current Report on Form 8-K.*

10.24
Form of Terms and Conditions relating to awards to executive officers in 2026 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2026 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2026 Current Report on Form 8-K.*

10.25
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2026 in respect of 2025. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2026 Current Report on Form 8-K.*

10.26
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.27
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.35	Eighth Amendment to the Prudential Supplemental Retirement Plan, effective as of January 1, 2026.*

10.36
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.37
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.38
Second Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.40
Fourth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.41
Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q.*

10.42
Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q.*

10.43
Seventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.38 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.44
Eighth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of May 1, 2021. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2021 Annual Report on Form 10-K.*

10.45
Ninth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 24, 2024. Incorporated by reference to exhibit 10.44 to the Registrants December 31, 2024 Annual Report on Form 10-K.*

10.46
Tenth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of December 30, 2024. Incorporated by reference to exhibit 10.45 to the Registrants December 31, 2024 Annual Report on Form 10-K.*

10.47	Eleventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2026.*

10.48
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

10.51
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.52
First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.53
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.54
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.55	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.56
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.57
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.58
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.59
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.60	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.61	The First Amendment to the Prudential Severance Plan, dated October 30, 2019. Incorporated by reference to Exhibit 10.54 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

10.62	The Second Amendment to the Prudential Severance Plan, dated December 16, 2022. Incorporated by reference to Exhibit 10.55 to the Registrant’s December 31, 2022 Annual Report on Form 10-K.*

10.63	Letter Agreement, dated February 7, 2026, between Prudential Financial, Inc. and Caroline Feeney.*

19	Prudential Global Insider Trading Policy. Incorporated by reference to Exhibit 19 to the Registrant’s December 31, 2024 Annual Report on Form 10-K.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

97.1	Prudential Financial, Inc. Clawback Policy, effective June 13, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023.*

101.INS—XBRL	Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH—XBRL	Taxonomy Extension Schema Document.

101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
*    This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2026.

Prudential Financial, Inc.

By:	/S/ YANELA C. FRIAS
Name:	Yanela C. Frias
Title:	Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2026:

Name	Title
/S/ ANDREW F. SULLIVAN	President, Chief Executive Officer and Director
Andrew F. Sullivan	(Principal Executive Officer)

/S/ YANELA C. FRIAS	Executive Vice President and Chief Financial Officer
Yanela C. Frias	(Principal Financial Officer)

/S/ ROBERT E. BOYLE	Senior Vice President and Controller
Robert E. Boyle	(Principal Accounting Officer)

CHARLES F. LOWREY*	Executive Chairman and Director
Charles F. Lowrey

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

CARMINE DI SIBIO*	Director
Carmine Di Sibio

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

WENDY E. JONES*	Director
Wendy E. Jones

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

THOMAS D. STODDARD*	Director
Thomas D. Stoddard

MICHAEL A. TODMAN*	Director
Michael A. Todman

JOSEPH J. WOLK*	Director
Joseph J. Wolk

By:*	/S/ YANELA C. FRIAS
Attorney-in-fact