Form 10-Q
period 2026-03-31
PRUDENTIAL FINANCIAL INC
filed 2026-05-06
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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

As of April 30, 2026, 347 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions; and (16) uncertainty regarding the estimated financial impacts, outcome and consequences of the investigation into and remediation of employee misconduct in Japan, including the duration of the suspension of sales (see “Management’s Discussion and Analysis—Results of Operations by Segment—International Businesses” for more information). Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2026 and December 31, 2025 (in millions, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2026-$249; 2025-$183) (amortized cost: 2026-$363,246; 2025-$357,996)(1)	$330,851	$331,455
Fixed maturities, trading, at fair value (amortized cost: 2026-$16,814; 2025-$15,536)(1)	15,831	14,869
Assets supporting experience-rated contractholder liabilities, at fair value	4,781	4,842
Equity securities, at fair value (cost: 2026-$10,333; 2025-$8,303)(1)	12,552	10,972
Commercial mortgage and other loans (net of $487 and $469 allowance for credit losses; includes $1,495 and $1,056 of loans measured at fair value under the fair value option at March 31, 2026 and December 31, 2025, respectively)(1)	65,412	64,715
Policy loans	9,988	9,958
Other invested assets (net of $2 and $2 allowance for credit losses; includes $8,527 and $8,286 of assets measured at fair value at March 31, 2026 and December 31, 2025, respectively)(1)	27,792	27,294
Short-term investments (net of allowance for credit losses: 2026-$11; 2025-$0)	6,917	6,414
Total investments	474,124	470,519
Cash and cash equivalents(1)	15,936	19,712
Accrued investment income(1)	3,633	3,636
Deferred policy acquisition costs	21,730	21,530
Value of business acquired	382	397
Market risk benefit assets	2,166	2,330
Reinsurance recoverables and deposit receivables (net of $14 and $14 allowance for credit losses; includes $745 and $573 of embedded derivatives at fair value at March 31, 2026 and December 31, 2025, respectively)(2)	43,213	44,077
Income tax assets	0	279
Other assets (net of $1 and $1 allowance for credit losses; includes $0 and $0 of assets at fair value at March 31, 2026 and December 31, 2025, respectively)(1)(2)	15,176	15,009
Separate account assets	189,036	196,251
TOTAL ASSETS	$765,396	$773,740
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$262,470	$266,914
Policyholders’ account balances	192,131	191,307
Market risk benefit liabilities	5,000	4,623
Policyholders’ dividends	809	1,272
Securities sold under agreements to repurchase	10,975	9,598
Cash collateral for loaned securities	8,905	8,700
Reinsurance and funds withheld payables (includes $78 and $174 of embedded derivatives at fair value at March 31, 2026 and December 31, 2025, respectively)(2)	19,270	18,844
Income tax liabilities	255	0
Short-term debt	946	1,443
Long-term debt	18,882	18,856
Other liabilities (includes $15 and $16 allowance for credit losses and $6,401 and $6,215 of derivatives at fair value at March 31, 2026 and December 31, 2025, respectively)(1)	18,507	17,692
Notes issued by consolidated variable interest entities (includes $1,330 and $767 measured at fair value under the fair value option at March 31, 2026 and December 31, 2025, respectively)(1)	3,283	2,659
Separate account liabilities	189,036	196,251
Total liabilities	730,469	738,159
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,608	2,794
Total mezzanine equity	2,608	2,794
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2026 and December 31, 2025)	6	6
Additional paid-in capital	25,948	26,013
Common Stock held in treasury, at cost (318,980,082 and 318,361,498 shares at March 31, 2026 and December 31, 2025, respectively)	(25,461)	(25,335)
Accumulated other comprehensive income (loss)(2)	(3,450)	(3,077)
Retained earnings	34,932	34,831
Total Prudential Financial, Inc. equity	31,975	32,438
Noncontrolling interests	344	349
Total equity	32,319	32,787
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$765,396	$773,740
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2026 and 2025 (in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUES
Premiums (includes $5 and $1 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended March 31, 2026 and 2025, respectively)(1)	$8,362	$7,000
Policy charges and fee income	1,132	1,157
Net investment income	5,665	5,130
Asset management and service fees(1)	996	984
Other income (loss)(1)	30	280
Realized investment gains (losses), net(1)	(364)	(730)
Change in value of market risk benefits, net of related hedging gains (losses)	(295)	(351)
Total revenues	15,526	13,470
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	9,533	8,140
Change in estimates of liability for future policy benefits(1)	39	(50)
Interest credited to policyholders’ account balances	1,109	825
Dividends to policyholders	232	145
Amortization of deferred policy acquisition costs(1)	411	407
General and administrative expenses(1)	3,469	3,083
Total benefits and expenses	14,793	12,550
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	733	920
Total income tax expense (benefit)	129	207
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	604	713
Equity in earnings of joint ventures and other operating entities, net of taxes	2	29
NET INCOME (LOSS)	606	742
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9	35
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$597	$707
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.69	$1.97
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.68	$1.96
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2026 and 2025 (in millions)

	Three Months Ended March 31,
	2026	2025
NET INCOME (LOSS)	$606	$742
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(69)	386
Net unrealized investment gains (losses)	(4,736)	(227)
Interest rate remeasurement of future policy benefits(1)	4,435	2,036
Gain (loss) from changes in non-performance risk on market risk benefits	208	167
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	18	3
Total	(144)	2,365
Less: Income tax expense (benefit) related to other comprehensive income (loss)	230	395
Other comprehensive income (loss), net of taxes	(374)	1,970
Comprehensive income (loss)	232	2,712
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	8	35
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$224	$2,677
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2026 and 2025(in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2025	$6	$26,013	$34,831	$(25,335)	$(3,077)	$32,438	$349	$32,787	$2,794
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							12	12	213
Distributions to noncontrolling interests							(17)	(17)	(62)
Consolidations (deconsolidations) of noncontrolling interests								0	(345)
Stock-based compensation programs		(65)		125		60		60
Dividends declared on Common Stock			(496)			(496)		(496)
Comprehensive income:
Net income (loss)			597			597	1	598	8
Other comprehensive income (loss), net of tax					(373)	(373)	(1)	(374)
Total comprehensive income (loss)			597		(373)	224	0	224	8
Balance, March 31, 2026	$6	$25,948	$34,932	$(25,461)	$(3,450)	$31,975	$344	$32,319	$2,608

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187	$1,939
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4	64
Distributions to noncontrolling interests							(21)	(21)	(18)
Consolidations (deconsolidations) of noncontrolling interests							13	13	8
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716	26
Other comprehensive income (loss), net of tax					1,970	1,970		1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686	26
Balance, March 31, 2025	$6	$25,871	$33,408	$(24,661)	$(4,741)	$29,883	$320	$30,203	$2,019

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$606	$742
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	364	730
Change in value of market risk benefits, net of related hedging (gains) losses	295	351
Policy charges and fee income	(620)	(507)
Interest credited to policyholders’ account balances	1,109	825
Depreciation and amortization	143	(161)
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	119	256
Change in:
Deferred policy acquisition costs(1)	(213)	(375)
Future policy benefits and other insurance liabilities	525	(205)
Reinsurance related-balances(1)	(609)	(601)
Income taxes	490	133
Derivatives, net	240	(1,336)
Other, net(1)	(1,441)	(2,358)
Cash flows from (used in) operating activities	1,008	(2,506)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	15,183	10,959
Fixed maturities, trading	876	1,123
Assets supporting experience-rated contractholder liabilities	336	486
Equity securities	1,778	2,344
Commercial mortgage and other loans	1,709	1,947
Policy loans	456	461
Other invested assets	995	876
Short-term investments	9,596	5,258
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(21,147)	(16,975)
Fixed maturities, trading	(1,929)	(1,637)
Assets supporting experience-rated contractholder liabilities	(470)	(615)
Equity securities	(3,703)	(1,862)
Commercial mortgage and other loans	(2,051)	(2,172)
Policy loans	(396)	(370)
Other invested assets	(1,100)	(834)
Short-term investments	(10,113)	(4,887)
Derivatives, net	(274)	325
Other, net	78	108
Cash flows from (used in) investing activities	(10,176)	(5,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	9,869	8,993
Policyholders’ account withdrawals	(5,712)	(4,600)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,583	639
Cash dividends paid on Common Stock	(502)	(491)
Net change in financing arrangements (maturities 90 days or less)	1	266
Common Stock acquired	(246)	(246)
Common Stock reissued for exercise of stock options	29	28
Proceeds from the issuance of debt (maturities longer than 90 days)	105	841
Repayments of debt (maturities longer than 90 days)	(560)	(191)
Proceeds from notes issued by consolidated VIEs	627	7
Other, net(1)	246	253
Cash flows from (used in) financing activities	5,440	5,499
Effect of foreign exchange rate changes on cash balances	(28)	56
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(3,756)	(2,416)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,749	18,520
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,993	$16,104

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (in millions)

	Three Months Ended March 31,
	2026	2025
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$192	$172
Novation of investment contracts(2)	$1,659	$0
Prismic Re International reinsurance transaction(3):
Net assets transferred, excluding Cash and cash equivalents	$0	$6,069
Deposit assets established for Policyholders’ account balances ceded	0	(6,288)
Unwind of Deferred policy acquisition costs ceded	0	219
Net cash received (paid)	$0	$0
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$15,936	$16,063
Restricted cash and restricted cash equivalents (included in “Other assets”)	57	41
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$15,993	$16,104
__________
(1)See Note 20 for additional information regarding related party transactions.
(2)“Cash flows from (used in) operating activities” exclude certain non-cash activities related to the novation of certain investment contracts from the Company to Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York (collectively, “Empower”). See note 12 for additional information regarding the reinsurance agreement with Empower.
(3)See Note 12 for additional information regarding the reinsurance agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”).

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

Effective January 1, 2026, the Company made the following segment reporting changes to isolate the impacts of certain discontinued products that were previously commingled with the results of actively sold products that more closely reflect the Company’s strategic focus. These changes are consistent with the Company’s recent organizational changes and strategy and reflect how the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources:

•“U.S. Legacy Products” segment: (i) traditional variable annuities with guaranteed living benefit riders and certain other annuity products, previously included in the former Individual Retirement Strategies segment, and (ii) guaranteed universal life policies, previously included in the Individual Life segment, have been combined into a new reportable segment named “U.S. Legacy Products.” This segment represents run-off blocks of business consisting of products that are no longer being sold in U.S. markets and will be managed with a focus on reducing risk and optimizing value.

•“Retirement” segment: The blocks of business in the former Individual Retirement Strategies segment that were not moved into the U.S. Legacy Products segment, discussed above, consisting primarily of registered index-linked annuity and fixed annuity products, and the products previously included in the former Institutional Retirement Strategies segment have been combined into a new reportable segment named “Retirement.” This combined segment better represents the Company’s strategic management, growth trajectory, and resource allocation policies.

•“Individual Life” segment: There were no other impacts to this segment other than the transfer of the guaranteed universal life policies, discussed above. The remaining blocks of business contained within this segment primarily consist of term, indexed universal life, and variable universal life products.

These segment reporting changes are being applied retrospectively and do not have an impact on any of the Company’s previously issued Consolidated Financial Statements. See Note 19 for additional information regarding the Company’s segments.

The Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included within Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above.

As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan is implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the suspension of new sales for an additional 180 days through November 5, 2026. See “—Litigation and Regulatory Matters—Regulatory” within Note 21 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Out of Period Adjustments

The Company recorded out of period adjustments resulting in a net charge of $150 million to “Income (loss) from operations before income taxes and equity in earnings of joint ventures and other operating entities” for the three months ended March 31, 2025. The adjustments included an overstatement of “Reinsurance recoverables and deposit receivables” and an understatement of “Deferred policy acquisition costs.” The impact of these adjustments, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2026, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2026

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturities, available-for-sale, as of the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,854	$475	$4,747	$0	$22,582
Obligations of U.S. states and their political subdivisions	5,540	103	584	0	5,059
Foreign government securities	60,717	284	13,326	0	47,675
U.S. public corporate securities	117,124	1,316	10,685	20	107,735
U.S. private corporate securities(1)	47,818	912	2,303	109	46,318
Foreign public corporate securities	25,217	260	1,406	27	24,044
Foreign private corporate securities	41,638	961	3,104	91	39,404
Asset-backed securities(2)	21,482	200	66	2	21,614
Commercial mortgage-backed securities	10,154	50	328	0	9,876
Residential mortgage-backed securities(3)	6,702	23	181	0	6,544
Total fixed maturities, available-for-sale(1)	$363,246	$4,584	$36,730	$249	$330,851
__________
(1)Excludes notes with amortized cost of $15,844 million (fair value, $15,844 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturities, available-for-sale without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,022	$162	$11,075	$4,585	$18,097	$4,747
Obligations of U.S. states and their political subdivisions	669	18	3,310	566	3,979	584
Foreign government securities	12,741	489	22,948	12,837	35,689	13,326
U.S. public corporate securities	27,994	672	48,859	9,998	76,853	10,670
U.S. private corporate securities	8,355	157	22,438	2,144	30,793	2,301
Foreign public corporate securities	6,319	132	8,098	1,272	14,417	1,404
Foreign private corporate securities	7,471	267	14,577	2,835	22,048	3,102
Asset-backed securities	9,533	30	655	36	10,188	66
Commercial mortgage-backed securities	1,323	8	5,014	320	6,337	328
Residential mortgage-backed securities	3,092	20	1,174	161	4,266	181
Total fixed maturities, available-for-sale	$84,519	$1,955	$138,148	$34,754	$222,667	$36,709

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,644	$83	$12,075	$4,740	$15,719	$4,823
Obligations of U.S. states and their political subdivisions	399	9	3,631	545	4,030	554
Foreign government securities	9,886	510	23,570	11,842	33,456	12,352
U.S. public corporate securities	9,789	218	52,459	9,114	62,248	9,332
U.S. private corporate securities	3,297	68	24,064	1,895	27,361	1,963
Foreign public corporate securities	2,253	35	8,586	1,142	10,839	1,177
Foreign private corporate securities	849	44	16,286	2,473	17,135	2,517
Asset-backed securities	2,979	6	626	20	3,605	26
Commercial mortgage-backed securities	249	1	5,435	301	5,684	302
Residential mortgage-backed securities	353	2	1,210	153	1,563	155
Total fixed maturities, available-for-sale	$33,698	$976	$147,942	$32,225	$181,640	$33,201

As of March 31, 2026 and December 31, 2025, the gross unrealized losses on fixed maturities, available-for-sale securities without an allowance of $35,694 million and $32,392 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,015 million and $809 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

March 31, 2026, the $34,754 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2025, the $32,225 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2026. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2026, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	March 31, 2026
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$22,569	$22,605
Due after one year through five years	66,157	65,912
Due after five years through ten years	57,697	56,908
Due after ten years(1)	178,485	147,392
Asset-backed securities	21,482	21,614
Commercial mortgage-backed securities	10,154	9,876
Residential mortgage-backed securities	6,702	6,544
Total	$363,246	$330,851
__________
(1)Excludes notes with amortized cost of $15,844 million (fair value, $15,844 million), which have been offset with the associated debt under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturities, available-for-sale proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,481	$4,912
Proceeds from maturities/prepayments	6,794	5,761
Gross investment gains from sales and maturities	359	282
Gross investment losses from sales and maturities	(872)	(307)
Write-downs recognized in earnings(2)	(165)	(119)
(Addition to) release of allowance for credit losses	(66)	80
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(92) million and $286 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturities, available-for-sale, as of and for the periods indicated:

	Three Months Ended March 31, 2026
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$182	$1	$0	$0	$183
Additions to allowance for credit losses not previously recorded	0	0	55	1	0	0	56
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Additions (reductions) on securities with previous allowance	0	0	35	0	0	0	35
Write-downs charged against the allowance	0	0	(23)	0	0	0	(23)
Balance, end of period	$0	$0	$247	$2	$0	$0	$249

	Three Months Ended March 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	16	1	0	0	17
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Additions (reductions) on securities with previous allowance	0	0	3	0	0	0	3
Write-downs charged against the allowance	0	0	(94)	0	0	0	(94)
Balance, end of period	$0	$0	$250	$1	$0	$0	$251

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended March 31, 2026, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, energy and transportation sectors within corporate securities, due to adverse projected cash flows, partially offset by write-downs of distressed securities within the consumer cyclical sector. For the three months ended March 31, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was related to write-downs within the communications, capital goods and consumer non-cyclical sectors within corporate securities, primarily due to security restructures.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both March 31, 2026 and December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$60	$57	$57	$55
Foreign government securities	633	612	611	596
Obligations of U.S. government authorities and agencies and obligations of U.S. states	229	246	227	245
Total fixed maturities(1)	922	915	895	896
Equity securities	2,327	3,866	2,234	3,946
Total assets supporting experience-rated contractholder liabilities(2)	$3,249	$4,781	$3,129	$4,842
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2026 and December 31, 2025.
(2)The portfolio consisted of public securities as of both March 31, 2026 and December 31, 2025.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(150) million and $(199) million during the three months ended March 31, 2026 and 2025, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(309) million and $187 million during the three months ended March 31, 2026 and 2025, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(328) million and $(229) million during the three months ended March 31, 2026 and 2025, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$52,952	$40,625	$54,863	$43,554
Fixed maturities, trading	19	18	19	18
Assets supporting experience-rated contractholder liabilities	558	529	536	510
Total	$53,529	$41,172	$55,418	$44,082

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$4,039	$3,480	$3,651	$3,152
Short-term investments	1	1	1	1
Cash equivalents	306	306	260	260
Total	$4,346	$3,787	$3,912	$3,413
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$6,455	10.3%	$6,517	10.4%
Retail	5,511	8.8	5,680	9.0
Apartments/Multi-Family	18,995	30.3	18,522	29.5
Industrial	16,900	27.0	17,280	27.5
Hospitality	1,627	2.6	1,738	2.8
Self-Storage	2,126	3.5	2,245	3.6
Health Care Senior Living	1,795	2.9	1,832	2.9
Other	1,074	1.7	689	1.1
Total commercial mortgage loans	54,483	87.1	54,503	86.8
Agricultural property loans	8,105	12.9	8,275	13.2
Total commercial mortgage and agricultural property loans	62,588	100.0%	62,778	100.0%
Allowance for credit losses	(409)		(414)
Total net commercial mortgage and agricultural property loans	62,179		62,364
Other loans:
Residential mortgage loans	2,454		1,632
Uncollateralized loans	165		171
Other collateralized loans	692		603
Total other loans	3,311		2,406
Allowance for credit losses	(78)		(55)
Total net other loans	3,233		2,351
Total net commercial mortgage and other loans(1)	$65,412		$64,715
__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of March 31, 2026 and December 31, 2025, the net carrying value of these loans was $1,495 million and $1,056 million, respectively.

As of March 31, 2026, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (29%), Florida (6%) and Texas (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Japan (1%) and Australia (1%).

As of March 31, 2026, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (12%), California (12%) and New York (9%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended March 31, 2026
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$366	$48	$15	$40	$0	$469
Addition to (release of) allowance for expected losses	(17)	11	7	(9)	25	17
Other	1	0	0	0	0	1
Allowance, end of period	$350	$59	$22	$31	$25	$487

	Three Months Ended March 31, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	53	2	0	2	1	58
Allowance, end of period	$460	$123	$0	$34	$15	$632

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended March 31, 2026, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in loan-specific reserves on commercial mortgage loans within the retail sector, agricultural property loans and an uncollateralized loan, partially offset by a decrease in the general reserve. For the three months ended March 31, 2025, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in the loan-specific reserves on commercial mortgage loans within the retail sector.

There were no write-downs of commercial mortgage and agricultural property loans for both the three months ended March 31, 2026 and 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$520	$2,367	$2,423	$1,995	$1,198	$18,296	$58	$26,857
60%-69.99%	1,511	3,321	4,175	1,926	1,245	4,366	0	16,544
70%-79.99%	332	613	591	1,155	501	2,976	0	6,168
80% or greater	0	0	36	13	264	4,601	0	4,914
Total	$2,363	$6,301	$7,225	$5,089	$3,208	$30,239	$58	$54,483
Debt Service Coverage Ratio:
Greater than 1.2x	$2,005	$5,701	$6,781	$4,591	$2,880	$27,535	$47	$49,540
1.0 - 1.2x	358	502	416	498	207	972	11	2,964
Less than 1.0x	0	98	28	0	121	1,732	0	1,979
Total	$2,363	$6,301	$7,225	$5,089	$3,208	$30,239	$58	$54,483
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$20	$813	$619	$269	$937	$3,690	$123	$6,471
60%-69.99%	0	81	140	554	9	113	57	954
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	4	0	27	419	187	43	680
Total	$20	$898	$759	$850	$1,365	$3,990	$223	$8,105
Debt Service Coverage Ratio:
Greater than 1.2x	$15	$898	$714	$796	$733	$3,489	$180	$6,825
1.0 - 1.2x	5	0	26	41	64	235	0	371
Less than 1.0x	0	0	19	13	568	266	43	909
Total	$20	$898	$759	$850	$1,365	$3,990	$223	$8,105

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	March 31, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$25	$2,355	$59	$0	$0	$13	$2,452
Nonperforming	0	2	0	0	0	0	2
Total	$25	$2,357	$59	$0	$0	$13	$2,454

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Residential mortgage loans
Performance indicators:
Performing	$1,561	$57	$0	$0	$0	$14	$1,632
Nonperforming	0	0	0	0	0	0	0
Total	$1,561	$57	$0	$0	$0	$14	$1,632

For additional information regarding the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended March 31,
	2026			2025
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$44	$0	0.0%	$0	$0	0.0%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%

For the three months ended March 31, 2026, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both March 31, 2026 and December 31, 2025.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,249	$89	$0	$145	$234	$54,483	$225
Agricultural property loans	7,350	23	11	721	755	8,105	754
Residential mortgage loans	2,413	33	6	2	41	2,454	2
Other collateralized loans	692	0	0	0	0	692	0
Uncollateralized loans	165	0	0	0	0	165	25
Total	$64,869	$145	$17	$868	$1,030	$65,899	$1,006

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)As of March 31, 2026, there were no loans in this category accruing interest.
(2)Includes loans for which no credit losses are expected due to U.S. agency guarantees.
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
(3)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Loans on non-accrual status recognized interest of $0 million and $4 million for the three months ended March 31, 2026 and 2025, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $250 million and $442 million as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, there were $30 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination.

For both the three months ended March 31, 2026 and 2025, there were no commercial mortgage loans sold.

For the three months ended March 31, 2026 and 2025, there were $844 million and $0 million, respectively, of residential mortgage loans acquired.

For both the three months ended March 31, 2026 and 2025, there were $4 million and $0 million, respectively, of residential mortgage loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2026 and December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,897	$10,832
Hedge funds	2,976	2,909
Real estate-related(1)	2,948	2,761
Subtotal equity method	16,821	16,502
Fair value:
Private equity	780	848
Hedge funds	1,913	1,964
Real estate-related	804	810
Subtotal fair value	3,497	3,622
Total LPs/LLCs	20,318	20,124
Real estate held through direct ownership(1)	1,927	1,888
Total alternative assets	22,245	22,012
Credit-like instruments(2)	2,460	1,929
Derivative instruments	1,459	1,667
Other(3)	1,628	1,686
Total other invested assets	$27,792	$27,294
_________
(1)As of March 31, 2026 and December 31, 2025, real estate held through direct ownership had mortgage debt of $218 million and $217 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.”
(3)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
Fixed maturities	$3,070	$3,089
Equity securities	19	11
Commercial mortgage and other loans	263	250
Policy loans	233	230
Other invested assets	10	10
Short-term investments and cash equivalents	38	46
Total accrued investment income	$3,633	$3,636

Write-downs on accrued investment income were $1 million for both the three months ended March 31, 2026 and 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fixed maturities, available-for-sale(1)	$4,184	$3,773
Fixed maturities, trading	216	167
Assets supporting experience-rated contractholder liabilities	15	14
Equity securities	65	44
Commercial mortgage and other loans	740	692
Policy loans	122	124
Other invested assets	451	396
Short-term investments and cash equivalents	232	267
Gross investment income	6,025	5,477
Less: investment expenses	(360)	(347)
Net investment income	$5,665	$5,130
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fixed maturities(1)	$(744)	$(64)
Commercial mortgage and other loans	(6)	(58)
Investment real estate	14	(10)
LPs/LLCs	0	(1)
Derivatives	559	(449)
Ceded (income) loss on funds withheld assets(2)	(195)	(163)
Other	8	15
Realized investment gains (losses), net	$(364)	$(730)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties under modified coinsurance and funds withheld coinsurance arrangements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(4)	$(4)
Fixed maturity securities, available-for-sale without an allowance	(32,142)	(26,354)
Derivatives designated as cash flow hedges(1)	536	(231)
Derivatives designated as fair value hedges(1)	(139)	(123)
Other investments(2)	60	67
Net unrealized gains (losses) on investments	$(31,689)	$(26,645)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2026				December 31, 2025
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,776	$0	$0	$9,776	$7,277	$1,701	$0	$8,978
U.S. public corporate securities	0	530	0	530	0	527	0	527
Foreign public corporate securities	0	18	0	18	0	18	0	18
Commercial mortgage-backed securities	651	0	0	651	75	0	0	75
Total securities sold under agreements to repurchase	$10,427	$548	$0	$10,975	$7,352	$2,246	$0	$9,598

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2026			December 31, 2025
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$40	$0	$40	$45	$0	$45
Foreign government securities	179	0	179	226	0	226
U.S. public corporate securities	6,331	64	6,395	7,068	152	7,220
Foreign public corporate securities	1,065	4	1,069	1,157	16	1,173
Equity securities	1,216	6	1,222	36	0	36
Total cash collateral for loaned securities(1)	$8,831	$74	$8,905	$8,532	$168	$8,700
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Fixed maturities, available-for-sale	$1,973	$1,870	$640	$663
Fixed maturities, trading	926	442	0	0
Equity securities	66	106	0	0
Commercial mortgage and other loans	576	583	247	244
Other invested assets	8,814	8,227	474	477
Cash and cash equivalents	686	654	0	0
Accrued investment income	13	12	1	1
Other assets	1,344	1,594	720	716
Total assets of consolidated VIEs	$14,398	$13,488	$2,082	$2,101
Other liabilities	$872	$603	$3	$3
Notes issued by consolidated VIEs(2)	3,269	2,644	14	15
Total liabilities of consolidated VIEs	$4,141	$3,247	$17	$18
__________
(1)Total assets of consolidated VIEs reflect $4,871 million and $4,801 million as of March 31, 2026 and December 31, 2025, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2026, the maturities of these obligations were between 0 and 14 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,478 million and $1,484 million as of March 31, 2026 and December 31, 2025, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $20,714 million and $20,509 million as of March 31, 2026 and December 31, 2025, respectively.

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

For detailed information regarding these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,462 million and $1,671 million as of March 31, 2026 and December 31, 2025, respectively, and total derivative liabilities of $6,401 million and $6,215 million as of March 31, 2026 and December 31, 2025, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$5,117	$21	$(334)	$5,083	$23	$(344)
Interest Rate Forwards	351	0	0	10	0	0
Foreign Currency
Foreign Currency Forwards	4,929	59	(219)	4,912	28	(208)
Currency/Interest Rate
Foreign Currency Swaps	33,551	1,581	(963)	33,823	1,286	(1,440)
Total Derivatives Designated as Hedge Accounting Instruments	$43,948	$1,661	$(1,516)	$43,828	$1,337	$(1,992)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$249,491	$10,733	$(23,332)	$244,336	$10,825	$(23,617)
Interest Rate Futures	9,955	15	(6)	12,079	7	(22)
Interest Rate Options	27,105	53	(1,211)	30,025	134	(1,382)
Interest Rate Forwards	6,404	12	(67)	3,658	11	(7)
Interest Rate Total Return Swaps	1,514	222	(221)	1,434	217	(221)
Foreign Currency
Foreign Currency Forwards	35,545	1,626	(1,402)	34,149	1,356	(1,383)
Currency/Interest Rate
Foreign Currency Swaps	7,140	435	(142)	7,318	370	(179)
Credit
Credit Default Swaps	5,756	56	0	5,784	112	0
Equity
Equity Futures	1,256	12	(19)	1,033	3	(6)
Equity Options	225,676	8,333	(9,049)	200,661	10,378	(9,189)
Equity Total Return Swaps	19,606	1,325	(895)	14,973	1,366	(1,159)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	75,016	0	0	75,883	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$665,714	$22,822	$(36,344)	$632,583	$24,779	$(37,165)
Total Derivatives(2)(3)	$709,662	$24,483	$(37,860)	$676,411	$26,116	$(39,157)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $16,927 million (including the Prismic funds withheld related embedded derivative net liability of $105 million) and $18,404 million (including the Prismic funds withheld related embedded derivative net liability of $194 million) as of March 31, 2026 and December 31, 2025, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2026, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2026		December 31, 2025
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$563	$8	$594	$11
Policyholders’ account balances	$(1,589)	$302	$(1,588)	$299
Future policy benefits	$(2,379)	$329	$(2,405)	$300
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

	March 31, 2026
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$24,347	$(23,021)	$1,326	$(326)	$1,000
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$24,347	$(23,021)	$1,326	$(326)	$1,000
Offsetting of Financial Liabilities:
Derivatives	$37,860	$(31,459)	$6,401	$(6,401)	$0
Securities sold under agreement to repurchase	10,975	0	10,975	(10,975)	0
Total Liabilities	$48,835	$(31,459)	$17,376	$(17,376)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$25,990	$(24,445)	$1,545	$(637)	$908
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$25,990	$(24,445)	$1,545	$(637)	$908
Offsetting of Financial Liabilities:
Derivatives	$39,157	$(32,942)	$6,215	$(6,011)	$204
Securities sold under agreement to repurchase	9,598	0	9,598	(9,523)	75
Total Liabilities	$48,755	$(32,942)	$15,813	$(15,534)	$279
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended March 31, 2026
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$2	$0	$0	$0	$0	$(8)	$0	$0
Currency	0	0	0	0	0	0	(36)	0
Total gains (losses) on derivatives designated as hedge instruments	2	0	0	0	0	(8)	(36)	0
Gains (losses) on the hedged item:
Interest Rate	(3)	0	7	0	0	3	(5)	0
Currency	0	0	0	0	0	0	35	0
Total gains (losses) on hedged item	(3)	0	7	0	0	3	30	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	(16)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	(16)
Total gains (losses) on fair value hedges net of hedged item	(1)	0	7	0	0	(5)	(10)	(16)
Cash flow hedges
Interest Rate	0	0	(2)	0	0	0	0	1
Currency	0	0	0	0	0	0	0	63
Currency/Interest Rate	23	0	73	54	0	0	0	703
Total gains (losses) on cash flow hedges	23	0	71	54	0	0	0	767
Net investment hedges
Currency	0	0	0	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	10
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	15	(77)	0	0	0	0	0	0
Currency	0	0	0	0	0	0	0	0
Currency/Interest Rate	109	0	0	0	0	0	0	0
Credit	(29)	0	0	0	0	0	0	0
Equity	(1,387)	271	0	0	0	0	0	0
Embedded Derivatives(2)	1,829	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	537	194	0	0	0	0	0	0
Total	$559	$194	$78	$54	$0	$(5)	$(10)	$761

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $14 million and $(51) million for the three months ended March 31, 2026, and 2025 respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $88 million and $(147) million for the three months ended March 31, 2026 and 2025 respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2025	$(231)
Amount recorded in AOCI:
Interest Rate	(1)
Currency	60
Currency/Interest Rate	853
Total amount recorded in AOCI	912
Amount reclassified from AOCI to income:
Interest Rate	2
Currency	3
Currency/Interest Rate	(150)
Total amount reclassified from AOCI to income	(145)
Balance, March 31, 2026	$536

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2026 values, it is estimated that a pre-tax gain of $304 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2027.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 25 years.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $24 million and $(66) million for the three months ended March 31, 2026 and 2025, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2026
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,024	22	0	0	0	0	732	34	5,756	56
Total	$0	$0	$0	$0	$5,024	$22	$0	$0	$0	$0	$732	$34	$5,756	$56

	December 31, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,043	61	0	0	0	0	741	51	5,784	112
Total	$0	$0	$0	$0	$5,043	$61	$0	$0	$0	$0	$741	$51	$5,784	$112
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, an NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 3% of the index reference name rated as NAIC 6 as of March 31, 2026 and December 31, 2025, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

The Company had no exposure on purchased credit protection as of March 31, 2026 or December 31, 2025.

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

As of March 31, 2026, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s valuation techniques during the period represented by these Unaudited Interim Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,582	$0	$	$22,582
Obligations of U.S. states and their political subdivisions	0	5,054	5		5,059
Foreign government securities	0	47,670	5		47,675
U.S. corporate public securities	0	107,671	64		107,735
U.S. corporate private securities(2)	0	40,781	5,537		46,318
Foreign corporate public securities	0	24,005	39		24,044
Foreign corporate private securities	0	37,579	1,825		39,404
Asset-backed securities(3)	0	16,672	4,942		21,614
Commercial mortgage-backed securities	0	9,031	845		9,876
Residential mortgage-backed securities	0	6,435	109		6,544
Subtotal	0	317,480	13,371		330,851
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	246	0		246
Foreign government securities	0	612	0		612
Corporate securities	0	57	0		57
Equity securities	2,156	1,710	0		3,866
Subtotal	2,156	2,625	0		4,781
Market risk benefit assets	0	0	2,166		2,166
Fixed maturities, trading	0	12,916	2,915		15,831
Equity securities	9,732	2,252	568		12,552
Commercial mortgage and other loans	0	1,225	270		1,495
Other invested assets(4)	37	24,446	1,134	(23,021)	2,596
Short-term investments	2,496	3,751	44		6,291
Cash equivalents	620	8,646	0		9,266
Reinsurance recoverables and deposit receivables	0	293	452		745
Separate account assets(5)(6)	9,426	151,769	210		161,405
Total assets	$24,467	$525,403	$21,130	$(23,021)	$547,979
Market risk benefit liabilities	$0	$0	$5,000	$	$5,000
Policyholders’ account balances	0	0	17,590		17,590
Reinsurance and funds withheld payables	0	78	0		78
Other liabilities	35	37,825	0	(31,459)	6,401
Notes issued by consolidated VIEs	0	0	1,330		1,330
Total liabilities	$35	$37,903	$23,920	$(31,459)	$30,399

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,179	$0	$	$22,179
Obligations of U.S. states and their political subdivisions	0	5,460	5		5,465
Foreign government securities	0	50,609	5		50,614
U.S. corporate public securities	0	107,718	63		107,781
U.S. corporate private securities(2)	0	42,007	5,094		47,101
Foreign corporate public securities	0	23,661	42		23,703
Foreign corporate private securities	0	38,425	1,734		40,159
Asset-backed securities(3)	0	15,227	4,102		19,329
Commercial mortgage-backed securities	0	8,890	853		9,743
Residential mortgage-backed securities	0	5,281	100		5,381
Subtotal	0	319,457	11,998		331,455
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0		245
Foreign government securities	0	596	0		596
Corporate securities	0	55	0		55
Equity securities	2,225	1,721	0		3,946
Subtotal	2,225	2,617	0		4,842
Market risk benefit assets	0	0	2,330		2,330
Fixed maturities, trading	0	12,556	2,313		14,869
Equity securities	8,052	2,294	626		10,972
Commercial mortgage and other loans	0	793	263		1,056
Other invested assets(4)	301	25,816	1,088	(24,445)	2,760
Short-term investments	116	5,664	1		5,781
Cash equivalents	1,466	11,372	0		12,838
Reinsurance recoverables and deposit receivables	0	206	367		573
Separate account assets(5)(6)	9,419	159,115	211		168,745
Total assets	$21,579	$539,890	$19,197	$(24,445)	$556,221
Market risk benefit liabilities	$0	$0	$4,623	$	$4,623
Policyholders’ account balances	0	0	18,799		18,799
Reinsurance and funds withheld payables	0	174	0		174
Other liabilities	280	38,877	0	(32,942)	6,215
Notes issued by consolidated VIEs	0	0	767		767
Total liabilities	$280	$39,051	$24,189	$(32,942)	$30,578
__________
(1)“Netting” amounts represent cash collateral of $(8,438) million and $(8,497) million as of March 31, 2026 and December 31, 2025, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $15,844 million (carrying amount of $15,844 million) and $15,744 million (carrying amount of $15,744 million) as of March 31, 2026 and December 31, 2025, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2026 and December 31, 2025, the fair value of such investments was $5,931 million and $5,526 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2026 and December 31, 2025, the fair value of such investments was $27,631 million and $27,506 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$8,331	Discounted cash flow	Discount rate	1.20%	31.61%	9.14%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	6.9X	Increase
		Liquidation	Liquidation value	12.01%	77.35%	36.82%	Increase
Asset backed securities	$783	Discounted cash flow	Discount rate	1.98%	10.24%	3.88%	Decrease
			Liquidity premium	2.55%	2.60%	2.56%	Decrease
Commercial mortgage-backed securities	$845	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,166	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.44%	1.85%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	18%	26%		Decrease
Equity securities	$181	Market comparables	EBITDA multiple(4)	6.0X	7.0X	6.2X	Increase
		Net Asset Value	Share price	$3	$1,809	$750	Increase
Commercial mortgage and other loans	$270	Discounted cash flow	Spread	1.90%	3.10%	2.47%	Decrease
Reinsurance recoverables and deposit receivables	$452	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.44%	1.82%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$5,000	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.44%	1.85%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(7)	$17,502	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.44%	1.82%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(1)%	6%		Increase
Notes issued by consolidated VIEs	$517	Liquidation	Liquidation value	100%	100%	100%	Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,702	Discounted cash flow	Discount rate	1.10%	25.50%	8.47%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	7.5X	Increase
		Liquidation	Liquidation value	12.01%	39.00%	30.18%	Increase
Asset backed securities	$1,767	Discounted cash flow	Discount rate	2.10%	10.05%	6.10%	Decrease
			Liquidity premium	1.50%	2.60%	1.89%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,330	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Utilization rate(10)	37%	94%		Decrease
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$214	Discounted cash flow	Discount rate(5)	40%	40%		Decrease
		Market comparables	EBITDA multiple(4)	7.0X	7.0X	7.0X	Increase
		Net Asset Value	Share price	$3	$1,809	$778	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	2.15%	3.10%	2.63%	Decrease
Reinsurance recoverables and deposit receivables	$367	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Option Budget(13)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,623	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Utilization rate(10)	37%	94%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$18,716	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Mortality rate(12)	0%	23%		Decrease
			Option Budget(13)	(2)%	9%		Increase
Notes issued by consolidated VIEs	$382	Liquidation	Liquidation value	100%	100%	100%	Increase
___________
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2026 and December 31, 2025, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(11)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2026 and December 31, 2025, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended March 31, 2026(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$0	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,933	(154)	686	(94)	0	(360)	13	469	(28)	7,465	(165)
Structured securities(4)	5,055	(32)	1,298	(54)	0	(150)	(1)	0	(220)	5,896	(32)
Other assets:
Fixed maturities, trading	2,313	(44)	724	(24)	0	(41)	(1)	16	(28)	2,915	(49)
Equity securities	626	(32)	23	(2)	0	(14)	0	0	(33)	568	(28)
Commercial mortgage and other loans	263	0	39	0	26	(58)	0	0	0	270	0
Other invested assets	1,088	(1)	59	(12)	0	0	0	0	0	1,134	(1)
Short-term investments	1	(11)	26	0	0	28	0	0	0	44	(11)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	367	60	44	0	0	(21)	2	0	0	452	39
Separate account assets	211	(4)	6	(1)	0	(8)	0	6	0	210	(4)
Liabilities:
Policyholders’ account balances(5)	(18,799)	1,589	0	0	0	(381)	1	0	0	(17,590)	323
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(767)	(2)	0	0	(138)	0	(423)	0	0	(1,330)	(4)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(77)	$0	$0	$(111)	$2	$(89)	$0	$0	$(108)
Other assets:
Fixed maturities, trading	0	(44)	0	0	0	0	(49)	0	0
Equity securities	0	(32)	0	0	0	0	(28)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(1)	0	0	0	0	(1)	0	0
Short-term investments	(11)	0	0	0	0	(11)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	60	0	0	0	0	39	0	0	0
Separate account assets	0	0	(4)	0	0	0	0	(4)	0
Liabilities:
Policyholders’ account balances	1,589	0	0	0	0	323	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(2)	0	0	0	0	(4)	0	0

	Three Months Ended March 31, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$(1)	$0	$0	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(68)	868	(350)	0	(194)	(41)	234	(1)	6,279	(71)
Structured securities(4)	2,333	18	826	(323)	0	(65)	(362)	865	(75)	3,217	19
Other assets:
Fixed maturities, trading	1,986	(21)	423	(261)	0	(252)	366	3	(106)	2,138	(7)
Equity securities	518	(17)	154	(23)	0	0	0	119	(18)	733	(23)
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(1)	14	(1)	0	0	0	0	0	965	(1)
Short-term investments	461	0	8	(3)	0	(4)	0	0	0	462	0
Cash equivalents	0	0	1	0	0	0	0	0	0	1	0
Reinsurance recoverables and deposit receivables	613	(4)	23	0	0	(18)	(233)	0	0	381	(21)
Separate account assets	232	(8)	60	(34)	0	(1)	0	4	0	253	(8)
Liabilities:
Policyholders’ account balances(5)	(12,746)	1,435	0	0	0	(625)	(2)	0	0	(11,938)	407
Other liabilities	(1)	(12)	0	0	0	0	0	0	0	(13)	(12)
Notes issued by consolidated VIEs	(60)	0	0	0	(7)	0	0	0	0	(67)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(19)	$0	$0	$(28)	$(3)	$(22)	$0	$0	$(30)
Other assets:
Fixed maturities, trading	0	(6)	0	0	(15)	0	(7)	0	0
Equity securities	0	(17)	0	0	0	0	(23)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(4)	0	0	0	0	(21)	0	0	0
Separate account assets	0	0	(8)	0	0	0	0	(8)	0
Liabilities:
Policyholders’ account balances	1,435	0	0	0	0	407	0	0	0
Other liabilities	(12)	0	0	0	0	(12)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
__________
(1)“Other” includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(2)Unrealized gains or losses related to assets and liabilities still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(4)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(5)Issuances and settlements for Policyholders’ account balances are presented net in the rollforward.
(6)Excludes MRB assets of $2,166 million and $2,139 million and MRB liabilities of $5,000 million and $5,021 million for the periods ended March 31, 2026 and 2025, respectively. See Note 11 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the period in which the transfers occur for any such positions still held at the end of the period.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$15	$11,041	$0	$	$11,056
Currency	0	1,685	0		1,685
Credit	0	56	0		56
Currency/Interest Rate	0	2,016	0		2,016
Equity	22	9,648	0		9,670
Netting(1)				(23,021)	(23,021)
Total derivative assets	$37	$24,446	$0	$(23,021)	$1,462
Derivative Liabilities:
Interest Rate	$6	$25,165	$0	$	$25,171
Currency	0	1,621	0		1,621
Credit	0	0	0		0
Currency/Interest Rate	0	1,105	0		1,105
Equity	29	9,934	0		9,963
Netting(1)				(31,459)	(31,459)
Total derivative liabilities	$35	$37,825	$0	$(31,459)	$6,401

	As of December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,210	$0	$	$11,217
Currency	0	1,384	0		1,384
Credit	0	112	0		112
Currency/Interest Rate	0	1,656	0		1,656
Equity	293	11,454	0		11,747
Netting(1)				(24,445)	(24,445)
Total derivative assets	$300	$25,816	$0	$(24,445)	$1,671
Derivative Liabilities:
Interest Rate	$22	$25,571	$0	$	$25,593
Currency	0	1,591	0		1,591
Credit	0	0	0		0
Currency/Interest Rate	0	1,619	0		1,619
Equity	258	10,096	0		10,354
Netting(1)				(32,942)	(32,942)
Total derivative liabilities	$280	$38,877	$0	$(32,942)	$6,215
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$1	$0	$0	$0	$0	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	(13)	0	0	0	0	0	0	0	(13)	(13)
__________
(1)Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”
(2)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the period in which the transfers occur for any such positions still held at the end of the period.
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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Gains (Losses):
Investment real estate	$0	$(12)
Investment in JV/LP and Other	$(5)	$0
Equity securities	$9	$0

	March 31, 2026	December 31, 2025
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$0	$45
Investment in JV/LP and Other(1)	$74	$61
Equity securities(1)	$32	$92
__________
(1)Reported carrying values for 2026 include values as of the measurement dates of March 31, 2026 for “Investment in JV/LP and Other” and “Equity securities.” Reported carrying values for 2025 include values as of the measurement dates of March 31, 2025 for “Investment real estate,” December 31, 2025 for “Investment in JV/LP and Other” and September 30, 2025 and December 31, 2025 for “Equity securities.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Commercial mortgage and other loans:
Interest income	$8	$8
Changes in fair value	$0	$0
Notes issued by consolidated VIEs:
Interest expense	$8	$0
Changes in fair value	$2	$0

	March 31, 2026	December 31, 2025
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,495	$1,056
Aggregate contractual principal as of period end	$1,485	$1,048
Other invested assets:
Fair value as of period end	$26	$26
Notes issued by consolidated VIEs:
Fair value as of period end	$1,330	$767
Aggregate contractual principal as of period end	$1,330	$767
__________
(1)As of March 31, 2026, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2026
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$13	$62,288	$62,301	$63,917
Policy loans	13	0	9,975	9,988	9,988
Other invested assets	0	93	0	93	93
Short-term investments	625	1	0	626	626
Cash and cash equivalents	6,422	248	0	6,670	6,670
Accrued investment income	0	3,633	0	3,633	3,633
Reinsurance recoverables and deposit receivables	0	8	7,066	7,074	7,074
Other assets	56	3,401	2	3,459	3,459
Total assets	$7,116	$7,397	$79,331	$93,844	$95,460
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,871	$48,916	$84,787	$90,343
Securities sold under agreements to repurchase	0	10,975	0	10,975	10,975
Cash collateral for loaned securities	0	8,905	0	8,905	8,905
Reinsurance and funds withheld payables(2)	0	10,772	(37)	10,735	10,735
Short-term debt	0	910	36	946	946
Long-term debt(3)	7,263	10,059	457	17,779	18,882
Notes issued by consolidated VIEs	0	0	1,953	1,953	1,953
Other liabilities	0	7,636	31	7,667	7,667
Separate account liabilities—investment contracts	0	22,320	17,545	39,865	39,865
Total liabilities	$7,263	$107,448	$68,901	$183,612	$190,271

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$14	$63,164	$63,178	$63,659
Policy loans	12	0	9,946	9,958	9,958
Other invested assets	0	93	0	93	93
Short-term investments	632	1	0	633	633
Cash and cash equivalents	6,652	222	0	6,874	6,874
Accrued investment income	0	3,636	0	3,636	3,636
Reinsurance recoverables and deposit receivables	0	8	6,710	6,718	6,718
Other assets	37	3,142	2	3,181	3,181
Total assets	$7,333	$7,116	$79,822	$94,271	$94,752
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,175	$49,931	$85,106	$89,970
Securities sold under agreements to repurchase	0	9,598	0	9,598	9,598
Cash collateral for loaned securities	0	8,700	0	8,700	8,700
Reinsurance and funds withheld payables(2)	0	10,639	(32)	10,607	10,607
Short-term debt	0	1,408	33	1,441	1,443
Long-term debt(3)	7,507	10,324	522	18,353	18,856
Notes issued by consolidated VIEs	0	0	1,892	1,892	1,892
Other liabilities	0	6,993	31	7,024	7,024
Separate account liabilities—investment contracts	0	22,548	17,663	40,211	40,211
Total liabilities	$7,507	$105,385	$70,040	$182,932	$188,301
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”) with a fair value of $7,430 million (carrying amount of $7,430 million) and $7,513 million (carrying amount of $7,513 million), a portion of which relates to insurance contracts as of March 31, 2026 and December 31, 2025, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $15,844 million (carrying amount of $15,844 million) and $15,744 million (carrying amount of $15,744 million) as of March 31, 2026 and December 31, 2025, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
		Individual Life		U.S. Legacy Products		International Businesses	Total
	Retirement	Term Life	Variable/ Universal Life	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$2,304	$2,203	$4,845	$2,308	$545	$9,678	$21,883
Capitalization	174	48	169	1	5	263	660
Amortization expense	(81)	(53)	(57)	(58)	(4)	(178)	(431)
Other adjustments	0	0	(1)	0	0	4	3
Foreign currency adjustment	(1)	0	0	0	0	(11)	(12)
Balance, EOP	$2,396	$2,198	$4,956	$2,251	$546	$9,756	22,103
Other businesses							(373)
Total DAC balance							$21,730

	Three Months Ended March 31, 2025
		Individual Life		U.S. Legacy Products(1)		International Businesses	Total
	Retirement(1)	Term Life	Variable/ Universal Life(1)	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$1,744	$2,215	$4,369	$2,556	$509	$9,304	$20,697
Capitalization	306	46	144	1	13	305	815
Amortization expense	(82)	(52)	(53)	(61)	(6)	(169)	(423)
Other adjustments(2)	(2)	0	(1)	0	1	(214)	(216)
Foreign currency adjustment	2	0	0	0	0	184	186
Balance, EOP	$1,968	$2,209	$4,459	$2,496	$517	$9,410	21,059
Other businesses							(269)
Total DAC balance							$20,790
__________
(1)Prior period amounts have been updated to conform to current presentation.
(2)Includes the impact of the reinsurance transaction with Prismic Re International in International Businesses. See Note 12 for additional information.

Deferred Reinsurance Losses (“DRL”)

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company’s total DRL balance:

	Three Months Ended March 31, 2026
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$248	$932	$1,180
Amortization	(7)	(10)	(17)
Balance, EOP	$241	$922	1,163
Other businesses			63
Total DRL balance			$1,226

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$280	$969	$1,249
Amortization	(8)	(9)	(17)
Balance, EOP	$272	$960	1,232
Other businesses			86
Total DRL balance			$1,318

Deferred Reinsurance Gains (“DRG”)

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company’s total DRG balance:

	Three Months Ended March 31, 2026
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$67	$263	$333	$663
Deferred reinsurance gain	2	0	0	2
Amortization	(1)	(6)	(4)	(11)
Balance, EOP	$68	$257	$329	654
Other businesses				40
Total DRG balance				$694

	Three Months Ended March 31, 2025
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$62	$287	$348	$697
Deferred reinsurance gain	1	0	0	1
Amortization	(1)	(6)	(4)	(11)
Foreign currency adjustment	2	0	0	2
Balance, EOP	$64	$281	$344	689
Other businesses				43
Total DRG balance				$732

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for annuity products within U.S. Legacy Products, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2026	2025(1)
	(in millions)
Balance, BOP	$348	$378
Capitalization	1	1
Amortization expense	(8)	(8)
Balance, EOP	341	371
Other businesses	25	27
Total DSI balance	$366	$398
__________
(1)Prior period amounts have been updated to conform to current presentation.

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, BOP	$384	$421
Amortization expense	(9)	(10)
Foreign currency adjustment	(5)	20
Balance, EOP	370	431
Other businesses(1)	12	15
Total VOBA balance	$382	$446
__________
(1)Represents Aoba Life business.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,924	$4,753
Obligations of U.S. states and their political subdivisions	2,483	2,514
Foreign government bonds	122	109
U.S. corporate securities	12,553	13,783
Foreign corporate securities	3,302	4,282
Asset-backed securities	2,129	3,445
Mortgage-backed securities	13,335	10,154
Mutual funds:
Equity	85,788	92,137
Fixed Income	29,998	30,602
Other	6,152	6,315
Equity securities	5,198	5,459
Commercial mortgage and other loans	52	53
Other invested assets	19,837	19,749
Short-term investments	1,011	1,276
Cash and cash equivalents	2,152	1,620
Total	$189,036	$196,251

For the periods ended March 31, 2026 and December 31, 2025, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Three Months Ended March 31, 2026
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$29,278	$12,154	$26,916	$54,073	$77,880	$200,301
Deposits	2,055	150	22	1,139	12	3,378
Investment performance	179	(128)	(74)	(1,549)	(1,269)	(2,841)
Policy charges	(16)	(5)	(57)	(321)	(463)	(862)
Surrenders and withdrawals	(1,145)	(445)	(7)	(284)	(3,364)	(5,245)
Benefit payments	(950)	(123)	(85)	(157)	(28)	(1,343)
Net transfers (to) from general account	31	7	(3)	(200)	4	(161)
Other	(207)	69	25	(62)	1	(174)
Balance, EOP	$29,225	$11,679	$26,737	$52,639	$72,773	$193,053
Other businesses(1)						(4,017)
Total separate account liabilities						$189,036

Cash surrender value(2)	$29,225	$11,525	$26,591	$51,250	$72,350	$190,941
__________
(1)Primarily represents activity from the Company’s intercompany eliminations as well as Divested and Run-off Businesses. There are no associated cash surrender charges.
(2)“Cash surrender value” represents the amount of the contractholder’s account balances distributable at the balance sheet date less certain surrender charges. There is no cash surrender charges for the PGIM segment.

	Three Months Ended March 31, 2025
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$28,645	$12,664	$25,126	$46,891	$83,618	$196,944
Deposits	2,211	289	11	924	12	3,447
Investment performance	569	175	511	(1,220)	(168)	(133)
Policy charges	(16)	(6)	(38)	(309)	(510)	(879)
Surrenders and withdrawals	(1,695)	(567)	(9)	(280)	(3,353)	(5,904)
Benefit payments	(910)	(129)	(60)	(153)	(27)	(1,279)
Net transfers (to) from general account	(83)	(157)	13	(109)	7	(329)
Other	(118)	78	(7)	44	2	(1)
Balance, EOP	$28,603	$12,347	$25,547	$45,788	$79,581	191,866
Other businesses(1)						(3,675)
Total separate account liabilities						$188,191

Cash surrender value(2)	$28,603	$12,207	$25,452	$42,169	$78,856	$187,287
__________
(1)Primarily represents activity from the Company’s intercompany eliminations as well as Divested and Run-off Businesses. There are no associated cash surrender charges.
(2)“Cash surrender value” represents the amount of the contractholder’s account balances distributable at the balance sheet date less certain surrender charges. There is no cash surrender charges for the PGIM segment.

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

	Three Months Ended March 31, 2026
	Present Value of Expected Net Premiums
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$87,431	$10,637	$41,359	$2,868	$142,295
Effect of cumulative changes in discount rate assumptions, BOP	14,178	280	3,431	64	17,953
Balance at original discount rate, BOP	101,609	10,917	44,790	2,932	160,248
Effect of actual variances from expected experience and other activity	17	(75)	(306)	21	(343)
Adjusted balance, BOP	101,626	10,842	44,484	2,953	159,905
Issuances	1,587	206	525	0	2,318
Net premiums / considerations collected	(3,082)	(339)	(1,749)	(82)	(5,252)
Interest accrual	927	131	349	35	1,442
Foreign currency adjustment	(1,977)	0	(168)	0	(2,145)
Other adjustments	0	(16)	28	0	12
Balance at original discount rate, EOP	99,081	10,824	43,469	2,906	156,280
Effect of cumulative changes in discount rate assumptions, EOP	(17,517)	(409)	(4,016)	(103)	(22,045)
Balance, EOP	$81,564	$10,415	$39,453	$2,803	134,235
Other businesses, EOP					112
Total balance, EOP					$134,347

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
	Present Value of Expected Future Policy Benefits
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$167,704	$19,166	$125,543	$11,660	$324,073
Effect of cumulative changes in discount rate assumptions, BOP	17,769	602	26,267	1,435	46,073
Balance at original discount rate, BOP	185,473	19,768	151,810	13,095	370,146
Effect of actual variances from expected experience and other activity	26	(95)	(309)	20	(358)
Adjusted balance, BOP	185,499	19,673	151,501	13,115	369,788
Issuances	1,587	206	525	0	2,318
Interest accrual	1,846	237	1,172	157	3,412
Benefit payments	(3,849)	(375)	(2,844)	(100)	(7,168)
Foreign currency adjustment	(1,991)	0	(790)	0	(2,781)
Other adjustments	91	(7)	80	0	164
Balance at original discount rate, EOP	183,183	19,734	149,644	13,172	365,733
Effect of cumulative changes in discount rate assumptions, EOP	(22,213)	(874)	(29,712)	(1,726)	(54,525)
Balance, EOP	$160,970	$18,860	$119,932	$11,446	311,208
Other businesses, EOP					1,483
Total balance, EOP					$312,691

	Three Months Ended March 31, 2026
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$79,406	$8,445	$80,479	$8,643	$176,973
Flooring impact, EOP	156	2	91	0	249
Balance, EOP, post-flooring	79,562	8,447	80,570	8,643	177,222
Less: Reinsurance recoverables	5,089	618	292	0	5,999
Balance after reinsurance recoverables, EOP, post-flooring	$74,473	$7,829	$80,278	$8,643	171,223
Other businesses, EOP(1)					1,317
Total balance after reinsurance recoverables, EOP					$172,540

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Present Value of Expected Net Premiums
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of actual variances from expected experience and other activity	22	(62)	(303)	19	(324)
Adjusted balance, BOP	87,093	11,240	48,147	3,005	149,485
Issuances	4,148	201	768	0	5,117
Net premiums / considerations collected	(1,559)	(340)	(1,893)	(80)	(3,872)
Interest accrual	824	133	368	36	1,361
Foreign currency adjustment	2,777	0	1,264	0	4,041
Other adjustments	0	1	43	0	44
Balance at original discount rate, EOP	93,283	11,235	48,697	2,961	156,176
Effect of cumulative changes in discount rate assumptions, EOP	(16,053)	(460)	(3,029)	(102)	(19,644)
Balance, EOP	$77,230	$10,775	$45,668	$2,859	136,532
Other businesses, EOP					93
Total balance, EOP					$136,625

	Three Months Ended March 31, 2025
	Present Value of Expected Future Policy Benefits
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$151,679	$18,996	$135,485	$11,178	$317,338
Effect of cumulative changes in discount rate assumptions, BOP	20,199	1,134	17,834	1,548	40,715
Balance at original discount rate, BOP	171,878	20,130	153,319	12,726	358,053
Effect of actual variances from expected experience and other activity	0	(70)	(337)	19	(388)
Adjusted balance, BOP	171,878	20,060	152,982	12,745	357,665
Issuances	4,148	201	768	0	5,117
Interest accrual	1,727	238	1,173	153	3,291
Benefit payments	(3,647)	(392)	(2,208)	(87)	(6,334)
Foreign currency adjustment	2,806	0	4,169	0	6,975
Other adjustments	32	0	105	0	137
Balance at original discount rate, EOP	176,944	20,107	156,989	12,811	366,851
Effect of cumulative changes in discount rate assumptions, EOP	(20,916)	(920)	(21,001)	(1,525)	(44,362)
Balance, EOP	$156,028	$19,187	$135,988	$11,286	322,489
Other businesses, EOP(1)					1,493
Total balance, EOP					$323,982

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$78,798	$8,411	$90,320	$8,427	$185,956
Flooring impact, EOP	75	0	41	0	116
Balance, EOP, post-flooring	78,873	8,411	90,361	8,427	186,072
Less: Reinsurance recoverables	5,050	655	353	0	6,058
Balance after reinsurance recoverables, EOP, post-flooring	$73,823	$7,756	$90,008	$8,427	180,014
Other businesses, EOP(1)					1,341
Total balance after reinsurance recoverables, EOP					$181,355
__________
(1)Reflects balance after reinsurance recoverables of $54 million and $59 million at March 31, 2026 and 2025, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31, 2026
		Individual Life	International Businesses	Corporate and Other
	Retirement	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$170,594	$22,983	$100,069	$6,316
Discounted expected future gross premiums (at original discount rate)	$106,657	$15,529	$77,692	$4,281
Discounted expected future gross premiums (at current discount rate)	$87,531	$14,999	$70,888	$4,140
Undiscounted expected future benefits and expenses	$298,309	$30,521	$246,815	$29,421
Weighted-average duration of the liability in years (at original discount rate)	8	9	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	13	14
Weighted-average interest rate (at original discount rate)	4.83%	5.11%	3.06%	4.91%
Weighted-average interest rate (at current discount rate)	5.57%	5.48%	4.77%	5.98%

	Three Months Ended March 31, 2025
		Individual Life	International Businesses	Corporate and Other
	Retirement(1)	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$158,816	$22,905	$109,182	$6,725
Discounted expected future gross premiums (at original discount rate)	$100,852	$15,602	$85,647	$4,494
Discounted expected future gross premiums (at current discount rate)	$83,236	$15,008	$80,722	$4,349
Undiscounted expected future benefits and expenses	$285,003	$31,022	$258,029	$29,618
Weighted-average duration of the liability in years (at original discount rate)	8	10	17	17
Weighted-average duration of the liability in years (at current discount rate)	8	9	15	15
Weighted-average interest rate (at original discount rate)	4.75%	5.13%	3.00%	4.91%
Weighted-average interest rate (at current discount rate)	5.49%	5.44%	3.89%	5.84%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

For the first three months of 2026, there was a $54 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts. The unfavorable impact in the first three months of 2026 is primarily due to new pension risk transfer business sold in Retirement, for which the present value of expected benefits at the required discount rate exceeds the premium paid.

For the first three months of 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Three Months Ended March 31, 2026
	Deferred Profit Liability
		International Businesses	Total
	Retirement
	(in millions)
Balance, BOP, post-flooring	$5,419	$10,225	$15,644
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,419	10,223	15,642
Effect of actual variances from expected experience and other activity	24	(30)	(6)
Adjusted balance, BOP	5,443	10,193	15,636
Profits deferred	5	641	646
Interest accrual	56	93	149
Amortization	(138)	(536)	(674)
Foreign currency adjustment	(5)	(14)	(19)
Other adjustments	0	13	13
Balance, EOP, pre-flooring	5,361	10,390	15,751
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,361	10,392	15,753
Less: Reinsurance recoverables	390	44	434
Balance after reinsurance recoverables, EOP, post-flooring	$4,971	$10,348	15,319
Other businesses			157
Total balance after reinsurance recoverables, EOP			$15,476

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Deferred Profit Liability
		International Businesses
	Retirement(1)		Total(1)
	(in millions)
Balance, BOP, post-flooring	$5,683	$9,354	$15,037
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,683	9,352	15,035
Effect of actual variances from expected experience and other activity	12	(11)	1
Adjusted balance, BOP	5,695	9,341	15,036
Profits deferred	31	666	697
Interest accrual	59	84	143
Amortization	(147)	(522)	(669)
Foreign currency adjustment	8	202	210
Other adjustments	0	13	13
Balance, EOP, pre-flooring	5,646	9,784	15,430
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,646	9,786	15,432
Less: Reinsurance recoverables	389	41	430
Balance after reinsurance recoverables, EOP, post-flooring	$5,257	$9,745	15,002
Other businesses			149
Total balance after reinsurance recoverables, EOP			$15,151
_________
(1)Prior period amounts have been updated to conform to current period presentation.

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contract features, that are above and beyond the contractholder’s account balance for certain long-duration life contracts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table shows a rollforward of AIR balances for guaranteed universal life products within the U.S. Legacy Products segment, which is the only line of business that contains a material AIR balance, for the periods indicated, along with a reconciliation to the Company’s total AIR balance:

	Three Months Ended March 31,
	2026	2025(1)
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$17,904	$16,205
Flooring impact and amounts in AOCI	315	460
Balance, excluding amounts in AOCI, BOP, pre-flooring	18,219	16,665
Effect of actual variances from expected experience and other activity	19	6
Adjusted balance, BOP	18,238	16,671
Assessments collected(2)	279	259
Interest accrual	151	139
Benefits paid	(74)	(49)
Other adjustments	(4)	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	18,590	17,020
Flooring impact and amounts in AOCI	(324)	(402)
Balance, including amounts in AOCI, EOP, post-flooring	18,266	16,618
Less: Reinsurance recoverables	10,814	9,660
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,452	6,958
Other businesses(3)	268	110
Total balance after reinsurance recoverables	$7,720	$7,068
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents the portion of gross assessments required to fund the future policy benefits.
(3)Reflects balance after reinsurance recoverables of $211 million and $146 million at March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025(1)
Weighted-average duration of the liability in years (at original discount rate)	21	21
Weighted-average interest rate (at original discount rate)	3.33%	3.38%
__________
(1)Prior period amounts have been updated to conform to current period presentation.
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company’s Consolidated Statement of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Benefit reserves, EOP, post-flooring	$178,593	$187,472
Deferred Profit Liability EOP, post-flooring	15,910	15,581
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	18,745	16,874
Subtotal of amounts disclosed above	213,248	219,927
Other Future Policy Benefits reserves(1)	49,222	50,042
Total Future Policy Benefits	$262,470	$269,969
__________
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including Closed Block liabilities, unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company’s Consolidated Statement of Operations as of the periods indicated:

	Three Months Ended March 31, 2026
	Revenues(1)
		Individual Life	U.S. Legacy Products	International Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$3,236	$486	$0	$2,705	$151	$6,578
Deferred profit liability	53	0	0	(182)	(2)	(131)
Additional insurance reserves	45	0	385	51	547	1,028
Total	$3,334	$486	$385	$2,574	$696	$7,475

	Three Months Ended March 31, 2025
	Revenues(1)
		Individual Life	U.S. Legacy Products(2)	International Businesses	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$1,679	$468	$0	$2,970	$141	$5,258
Deferred profit liability	45	0	0	(230)	0	(185)
Additional insurance reserves	0	0	357	0	478	835
Total	$1,724	$468	$357	$2,740	$619	$5,908

	Three Months Ended March 31, 2026
	Interest Expense
		Individual Life	U.S. Legacy Products	International Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$918	$106	$0	$823	$133	$1,980
Deferred profit liability	56	0	0	93	2	151
Additional insurance reserves	1	0	151	0	3	155
Total	$975	$106	$151	$916	$138	$2,286

	Three Months Ended March 31, 2025
	Interest Expense
		Individual Life	U.S. Legacy Products(2)	International Businesses	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$903	$105	$0	$805	$128	$1,941
Deferred profit liability	58	0	0	84	2	144
Additional insurance reserves	0	0	139	0	5	144
Total	$961	$105	$139	$889	$135	$2,229
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Prior period amounts have been updated to conform to current period presentation.

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders’ account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2026
		Group Insurance	Individual Life	U.S. Legacy Products		International Businesses	Total
	Retirement	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$80,975	$4,763	$15,480	$3,715	$12,788	$60,946	$178,667
Deposits	5,851	58	386	31	332	1,829	8,487
Interest credited	539	33	93	18	92	281	1,056
Acquisitions and dispositions	0	0	0	0	0	0	0
Policy charges	(44)	(73)	(133)	0	(384)	(180)	(814)
Surrenders and withdrawals	(2,384)	(256)	(457)	(165)	(24)	(633)	(3,919)
Benefit payments	(219)	0	(10)	(35)	(32)	(621)	(917)
Net transfers (to) from separate account	(23)	3	217	11	0	0	208
Change in market value and other adjustments(1)	(1,561)	0	(73)	0	0	(3)	(1,637)
Foreign currency adjustment	(11)	0	0	0	0	(198)	(209)
Balance, end of period	$83,123	$4,528	$15,503	$3,575	$12,772	$61,421	180,922
Closed Block Division							4,240
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,956
Other(2)							13
Total Policyholders’ account balance							$192,131
Weighted-average crediting rate	2.63%	2.82%	2.40%	1.93%	2.88%	1.84%	2.35%
Net amount at risk(3)	$0	$75,147	$273,818	$0	$148,490	$29,692	$527,147
Cash surrender value(4)	$79,736	$3,596	$10,931	$3,398	$11,608	$56,012	$165,281

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
		Group Insurance	Individual Life(5)	U.S. Legacy Products(5)		International Businesses	Total
	Retirement(5)	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$60,869	$4,974	$14,902	$4,324	$12,694	$54,270	$152,033
Deposits	5,019	120	341	29	350	2,357	8,216
Interest credited	404	35	107	27	91	92	756
Acquisitions and Dispositions	0	0	0	0	0	0	0
Policy charges	(29)	(89)	(130)	(1)	(384)	(149)	(782)
Surrenders and withdrawals	(1,659)	(452)	(414)	(188)	(32)	(382)	(3,127)
Benefit payments	(194)	0	(23)	(28)	(30)	(496)	(771)
Net transfers (to) from separate account	31	(13)	143	2	0	0	163
Change in market value and other adjustments(1)	(1,461)	0	11	0	0	(4)	(1,454)
Foreign currency adjustment	0	0	0	0	0	857	857
Balance, end of period	$62,980	$4,575	$14,937	$4,165	$12,689	$56,545	155,891
Closed Block Division							4,324
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,220
Other(2)							3,843
Total Policyholders’ account balance							$170,278
Weighted-average crediting rate	2.62%	2.94%	2.88%	2.50%	2.87%	0.66%	1.96%
Net amount at risk(3)	$1	$74,477	$256,477	$0	$148,707	$29,251	$508,913
Cash surrender value(4)	$60,231	$3,658	$12,549	$3,808	$11,424	$50,581	$142,251
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $1,070 million and $5,040 million of the Full Service Retirement business’s account balances reinsured to Empower for March 31, 2026 and 2025, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder’s account balances distributable at the balance sheet date less certain surrender charges.
(5)Prior period amounts have been updated to conform to current period presentation.

“Policyholders’ account balances” for Retirement, International Businesses and Corporate and Other includes the Company’s Funding Agreement-Backed Notes (“FABN”) and Funding Agreement-Backed Commercial Paper (“FACP”) programs, which totaled $9,867 million and $5,639 million at March 31, 2026 and 2025, respectively. Under this program, which have maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by The Prudential Insurance Company of America (“PICA”). The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from two months to ten years. Included in the amounts at March 31, 2026 and 2025 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $6,193 million and $3,467 million, respectively, and short-term note liability of $3,145 million and $2,008 million, respectively, and Retail Note liability of $567 million and $187 million, respectively.

“Policyholders’ account balances” for Retirement also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both March 31, 2026 and 2025. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2026
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement
Less than 1.00%	$221	$8	$21	$1,808	$2,058
1.00% - 1.99%	1,841	36	158	46	2,081
2.00% - 2.99%	184	1,738	635	6	2,563
3.00% - 4.00%	6,248	5	12	3	6,268
Greater than 4.00%	6,818	0	0	0	6,818
Total	$15,312	$1,787	$826	$1,863	$19,788
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$813	$813
1.00% - 1.99%	4	0	0	2	6
2.00% - 2.99%	39	0	0	0	39
3.00% - 4.00%	1,423	5	73	4	1,505
Greater than 4.00%	3	0	0	0	3
Total	$1,469	$5	$73	$819	$2,366
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$361	$0	$361
1.00% - 1.99%	475	283	0	407	1,165
2.00% - 2.99%	232	145	116	282	775
3.00% - 4.00%	2,101	329	989	252	3,671
Greater than 4.00%	4,791	0	0	0	4,791
Total	$7,599	$757	$1,466	$941	$10,763
U.S. Legacy Products - Annuities
Less than 1.00%	$237	$77	$472	$8	$794
1.00% - 1.99%	136	550	41	0	727
2.00% - 2.99%	447	19	7	0	473
3.00% - 4.00%	1,699	16	8	0	1,723
Greater than 4.00%	140	0	0	0	140
Total	$2,659	$662	$528	$8	$3,857
U.S. Legacy Products - Guaranteed Universal Life
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	18	0	0	3,178	3,196
2.00% - 2.99%	27	0	4,037	289	4,353
3.00% - 4.00%	2,989	1,109	663	0	4,761
Greater than 4.00%	462	0	0	0	462
Total	$3,496	$1,109	$4,700	$3,467	$12,772
International Businesses
Less than 1.00%	$3,540	$23	$0	$0	$3,563
1.00% - 1.99%	14,165	78	0	0	14,243
2.00% - 2.99%	7,690	277	29	0	7,996
3.00% - 4.00%	10,607	0	0	0	10,607
Greater than 4.00%	19,534	0	0	0	19,534
Total	$55,536	$378	$29	$0	$55,943

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement(2)
Less than 1.00%	$441	$3	$13	$1,062	$1,519
1.00% - 1.99%	1,961	59	167	70	2,257
2.00% - 2.99%	177	456	553	15	1,201
3.00% - 4.00%	6,344	6	11	3	6,364
Greater than 4.00%	3,238	0	0	0	3,238
Total	$12,161	$524	$744	$1,150	$14,579
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$800	$800
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	45	0	0	0	45
3.00% - 4.00%	1,453	0	50	9	1,512
Greater than 4.00%	3	0	0	0	3
Total	$1,501	$0	$50	$811	$2,362
Individual Life - Variable / Universal Life(2)
Less than 1.00%	$0	$0	$0	$347	$347
1.00% - 1.99%	295	0	359	387	1,041
2.00% - 2.99%	272	132	162	255	821
3.00% - 4.00%	2,707	76	1,140	41	3,964
Greater than 4.00%	4,858	0	0	0	4,858
Total	$8,132	$208	$1,661	$1,030	$11,031
U.S. Legacy Products - Annuities(2)
Less than 1.00%	$191	$337	$604	$0	$1,132
1.00% - 1.99%	137	364	39	0	540
2.00% - 2.99%	458	9	4	0	471
3.00% - 4.00%	1,873	53	8	0	1,934
Greater than 4.00%	162	0	0	0	162
Total	$2,821	$763	$655	$0	$4,239
U.S. Legacy Products - Guaranteed Universal Life(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	15	0	1,723	1,191	2,929
2.00% - 2.99%	26	1,415	2,584	165	4,190
3.00% - 4.00%	3,267	1,648	170	0	5,085
Greater than 4.00%	485	0	0	0	485
Total	$3,793	$3,063	$4,477	$1,356	$12,689
International Businesses
Less than 1.00%	$16,363	$43	$78	$3,282	$19,766
1.00% - 1.99%	10,725	30	0	0	10,755
2.00% - 2.99%	4,615	268	27	0	4,910
3.00% - 4.00%	6,807	0	0	0	6,807
Greater than 4.00%	9,727	0	0	0	9,727
Total	$48,237	$341	$105	$3,282	$51,965
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31, 2026
	Individual Life	U.S. Legacy Products	International Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,809	$2,047	$666	$6,522
Unearned revenue	150	61	47	258
Amortization expense	(46)	(21)	(9)	(76)
Other adjustments	0	0	0	0
Foreign currency adjustment	0	0	(7)	(7)
Balance, end of period	$3,913	$2,087	$697	6,697
Other				72
Total unearned revenue reserve balance				$6,769

	Three Months Ended March 31, 2025
	Individual Life(1)	U.S. Legacy Products(1)	International Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,389	$1,856	$505	$5,750
Unearned revenue	147	68	50	265
Amortization expense	(46)	(18)	(7)	(71)
Other adjustments	0	0	0	0
Foreign currency adjustment	0	0	17	17
Balance, end of period	$3,490	$1,906	$565	5,961
Other				62
Total unearned revenue reserve balance				$6,023
__________
(1)Prior period amounts have been updated to conform to current period presentation.

11. MARKET RISK BENEFITS

The following tables show a rollforward for the lines of business that contain material MRB balances, along with a reconciliation to the Company’s total MRB balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$290	$2,794	$3,084
Effect of cumulative changes in NPR	(29)	506	477
Balance, BOP, before effect of changes in NPR	261	3,300	3,561
Attributed fees collected	25	227	252
Claims paid	(1)	(17)	(18)
Interest accrual	3	34	37
Actual in force different from expected	1	4	5
Effect of changes in interest rates	11	146	157
Effect of changes in equity markets	42	299	341
Issuances	40	3	43
Other adjustments	1	0	1
Balance, EOP, before effect of changes in NPR	383	3,996	4,379
Effect of cumulative changes in NPR	(16)	(671)	(687)
Balance, EOP	367	3,325	3,692
Less: Reinsured MRBs	0	870	870
Balance, EOP, net of reinsurance	$367	$2,455	2,822
Other businesses			12
Total net MRB balance			$2,834

	Three Months Ended March 31, 2025(1)
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$91	$2,657	$2,748
Effect of cumulative changes in NPR	(16)	689	673
Balance, BOP, before effect of changes in NPR	75	3,346	3,421
Attributed fees collected	11	254	265
Claims paid	0	(20)	(20)
Interest accrual	1	40	41
Actual in force different from expected	1	18	19
Effect of changes in interest rates	7	425	432
Effect of changes in equity markets	14	226	240
Issuances	20	3	23
Other adjustments(1)	10	0	10
Balance, EOP, before effect of changes in NPR	139	4,292	4,431
Effect of cumulative changes in NPR	(1)	(840)	(841)
Balance, EOP	138	3,452	3,590
Less: Reinsured MRBs	0	735	735
Balance, EOP, net of reinsurance	$138	$2,717	2,855
Other businesses			27
Total net MRB balance			$2,882

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

The following tables present accompanying information to the rollforward tables above.

	March 31, 2026
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(2)	$667	$9,002
Weighted-average attained age of contractholders	73	72

	March 31, 2025(1)
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(2)	$0	$9,717
Weighted-average attained age of contractholders	73	71
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	March 31, 2026
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$34	$2,132	$0	$2,166
MRB Liabilities	401	4,587	12	5,000
Net Liability	$367	$2,455	$12	$2,834

	March 31, 2025(1)
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$31	$2,106	$2	$2,139
MRB Liabilities	169	4,823	29	5,021
Net Liability	$138	$2,717	$27	$2,882
_________
(1)Prior period amounts have been updated to conform to current presentation.

12. REINSURANCE

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

The Company enters into reinsurance agreements as the assuming entity as part of the normal product offering process (e.g., certain pension risk transfer products in the Retirement business) or in order to facilitate an acquisition of a block of business.

Effective October 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), both of which are wholly-owned subsidiaries of Prudential Financial. The transaction is structured on a coinsurance basis and follows reinsurance accounting.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to reinsure certain guaranteed universal life policies issued by Pruco Life and PLNJ, both of which are wholly-owned subsidiaries of Prudential Financial. This transaction is structured on a modified coinsurance basis and follows reinsurance accounting. The reinsurance payables, which represent the Company’s obligations under the modified coinsurance arrangement, are netted with the reinsurance recoverables in the Unaudited Interim Consolidated Statements of Financial Position. Separately, effective September 2019, Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial, entered into an agreement with Somerset Re, to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. This agreement was subsequently novated from PALAC to Pruco Life effective October 2021, in connection with the sale of PALAC effective April 2022. Under this reinsurance agreement, which is accounted for

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

under the deposit method of accounting, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts.

Effective September 2023, the Company entered into an agreement with Prismic Life Reinsurance, Ltd. (“Prismic Re”), a wholly-owned subsidiary of Prismic Life Holding Company LP (“Prismic”), to reinsure certain in-force structured settlement annuities business previously issued by PICA, 90% of which is on a coinsurance with funds withheld basis and 10% of which is on a coinsurance basis. The reinsurance of the structured settlement annuities that provide periodic payments for the lifetime of the annuitant follows reinsurance accounting. The reinsurance of structured settlement annuities that provide payments for a guaranteed period of time and do not include life contingency risk follows deposit accounting. Separately, effective March 2025, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of reserves for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. The transaction is structured on a coinsurance basis and is accounted for under the deposit method of accounting as the reinsured policies do not include life contingency risk and are accounted for as investment contracts. See Note 20 for additional information regarding the Company’s transactions with Prismic.

Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure a portion of the PDI traditional variable annuity contracts with guaranteed living benefits issued by Pruco Life, a wholly-owned subsidiary of Prudential Financial. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Pruco Life issued PDI traditional variable annuity contracts. The general account liabilities associated with PDI’s guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits.

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

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Direct premiums	$7,182	$6,022
Reinsurance assumed	1,836	1,594
Reinsurance ceded	(656)	(616)
Premiums	$8,362	$7,000

Direct policy charges and fee income	$1,215	$1,183
Reinsurance assumed	288	289
Reinsurance ceded	(371)	(315)
Policy charges and fee income	$1,132	$1,157

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(312)	$(367)
Reinsurance assumed	(17)	(28)
Reinsurance ceded	34	44
Change in value of market risk benefits, net of related hedging gains (losses)	$(295)	$(351)

Direct policyholders’ benefits	$8,498	$7,260
Reinsurance assumed	2,223	1,970
Reinsurance ceded	(1,188)	(1,090)
Policyholders’ benefits	$9,533	$8,140

Direct change in estimates of liability for future policy benefits	$11	$(47)
Reinsurance assumed	10	0
Reinsurance ceded	18	(3)
Change in estimates of liability for future policy benefits	$39	$(50)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables:
FLIAC	$1,366	$1,381
Prismic Re(1)	5,349	5,475
Other	192	171
Individual and group annuities	6,907	7,027
Hartford Life Business(2)	2,034	2,022
Somerset Re(3)	1,758	1,667
Wilton Re	8,117	8,013
Other	9,095	8,887
Life insurance	21,004	20,589
Other reinsurance	422	415
Total reinsurance recoverables	28,333	28,031
Deposit receivables:
Somerset Re(4)	2,532	2,491
Empower	878	2,471
Prismic Re(1)	3,653	3,684
Prismic Re International	6,390	6,422
Resolution Re(5)	1,185	849
Other	242	129
Total deposit receivables	14,880	16,046
Total reinsurance recoverables and deposit receivables(6)	$43,213	$44,077
__________
(1)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Prismic Re of $7,851 million and $7,980 million as of March 31, 2026 and December 31, 2025, respectively.
(2)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,352 million and $1,366 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Represents reinsurance recoverables of $8,244 million and $8,192 million as of March 31, 2026 and December 31, 2025, respectively that are netted with reinsurance payables of $6,486 million and $6,525 million as of March 31, 2026 and December 31, 2025, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(4)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Somerset Re of $2,618 million and $2,602 million as of March 31, 2026 and December 31, 2025, respectively.
(5)The Company has also recorded funds withheld and other payables related to the reinsurance of annuity contracts in the Retirement business with Resolution Re, Ltd. (“Resolution Re”) of $1,166 million and $851 million as of March 31, 2026 and December 31, 2025, respectively.
(6)Net of $14 million of allowance for credit losses as of both March 31, 2026 and December 31, 2025, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 61% of the Company’s remaining reinsurance recoverables as of March 31, 2026. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding CECL.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information regarding the Closed Block, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company recognized a policyholder dividend obligation of $1,487 million and $1,635 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,407) million and $(1,064) million at March 31, 2026 and December 31, 2025, respectively, with a corresponding amount reported in AOCI.

As of March 31, 2026, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Closed Block liabilities
Future policy benefits	$41,229	$41,484
Policyholders’ dividends payable	689	669
Policyholders’ dividend obligation	80	571
Policyholders’ account balances	4,240	4,273
Other Closed Block liabilities	3,233	3,030
Total Closed Block liabilities	49,471	50,027
Closed Block assets
Fixed maturities, available-for-sale, at fair value	28,205	28,721
Fixed maturities, trading, at fair value	541	581
Equity securities, at fair value	1,494	1,593
Commercial mortgage and other loans	7,450	7,464
Policy loans	3,185	3,217
Other invested assets	4,706	4,538
Short-term investments	264	255
Total investments	45,845	46,369
Cash and cash equivalents	697	726
Accrued investment income	403	388
Other Closed Block assets	281	279
Total Closed Block assets	47,226	47,762
Excess of reported Closed Block liabilities over Closed Block assets	2,245	2,265
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,573)	(1,230)
Allocated to policyholder dividend obligation	1,407	1,064
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,079	$2,099

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2026
(in millions)
Balance, December 31, 2025	$571
Impact from earnings allocable to policyholder dividend obligation	(148)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(343)
Balance, March 31, 2026	$80

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues
Premiums	$403	$417
Net investment income	531	493
Realized investment gains (losses), net	(28)	(57)
Other income (loss)	(26)	(34)
Total Closed Block revenues	880	819
Benefits and Expenses
Policyholders’ benefits	572	601
Interest credited to policyholders’ account balances	28	28
Dividends to policyholders	215	127
General and administrative expenses	60	78
Total Closed Block benefits and expenses	875	834
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	5	(15)
Income tax expense (benefit)	(14)	(36)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$19	$21

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $129 million, or 17.6% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first three months of 2026, compared to an income tax expense of $207 million, or 22.5%, in the first three months of 2025. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Tax Law Change. In December 2023, the Government of Bermuda enacted a corporate income tax, which imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the Organization of Economic Cooperation and Development (“OECD”) Pillar Two rules. The Bermuda corporate income tax is effective for tax years beginning on January 1, 2025. The Company intends to make an election to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. Certain changes enacted in 2025 to the Bermuda corporate income tax provide for both foreign tax credits for controlled foreign company regime taxes imposed in respect of the income of Bermuda entities which may be claimed against Bermuda income tax liability as well as certain other tax credits. There is no impact on full-year projected effective tax rate in 2026 and 2025.

H.R.1, also referred to as the “One Big Beautiful Bill Act” (the “Tax Act of 2025”), was enacted into law on July 4, 2025. The legislation introduces changes to the U.S. international tax regime, including a reduction in the Section 250 deduction for Net Controlled Foreign Corporation Tested Income (“NCTI” previously referred to as “GILTI”) from 50% to 40% beginning in 2026, resulting in an increase to the corporate tax rate on NCTI from 10.5% to 12.6%. The legislation also reduces the foreign tax credit haircut related to NCTI from 20% to 10% and makes changes to the related expense allocation.

In March 2025, Japan enacted a 4% Special Defense Corporation Tax, effective for tax years beginning on or after April 1, 2026, that raises the corporate income tax rate for the Company’s Japan insurance companies from 28.00% to 28.93%. As a result, a tax expense of approximately $36 million was reflected in the financial statements for the first quarter of 2025.

NCTI. The NCTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings in 2025 and of earnings beginning in 2026 of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the NCTI provision would limit the amount of deductions or credits permissible against NCTI.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (Treasury Decision 9902) pursuant to Internal Revenue Code Section 951A which allow an annual election to exclude from the U.S. tax return certain NCTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the NCTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan and Brazil, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine NCTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine NCTI. Therefore, while many of the countries, including Japan and Brazil, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company made the high-tax exception election for the 2025 tax year and anticipates to not make the high-tax exception election for the 2026 tax year.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2026	December 31, 2025
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	849	849
Subtotal commercial paper	874	874
Current portion of long-term debt:
Senior notes	36	536
Mortgage debt	36	33
Subtotal current portion of long-term debt	72	569
Subtotal	946	1,443
Less: assets under set-off arrangements	0	0
Total short-term debt(1)	$946	$1,443
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$310	$175
Daily average commercial paper outstanding for the quarter ended	$1,882	$2,389
Weighted average maturity of outstanding commercial paper, in days	6	11
Weighted average interest rate on outstanding commercial paper	3.66%	3.72%
__________
(1)Includes Prudential Financial debt of $61 million and $561 million at March 31, 2026 and December 31, 2025, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2026, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
Fixed-rate obligations:
Surplus notes subject to set-off arrangements(1)(2)	$15,844	$15,744
Senior notes	10,884	10,823
Mortgage debt(3)	145	134
Floating-rate obligations:
Line of credit	220	255
Mortgage debt(3)	37	49
Junior subordinated notes(4)	7,596	7,595
Subtotal	34,726	34,600
Less: assets under set-off arrangements(1)	15,844	15,744
Total long-term debt(5)	$18,882	$18,856
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $7.6 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $182 million and $184 million of debt denominated in foreign currency at March 31, 2026 and December 31, 2025, respectively.
(4)Includes Prudential Financial debt of $7,557 million and $7,555 million at March 31, 2026, and December 31, 2025, respectively. Also includes subsidiary debt of $39 million and $40 million denominated in foreign currency at March 31, 2026, and December 31, 2025, respectively.
(5)Includes Prudential Financial debt of $18,441 million and $18,378 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $500 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly owned subsidiary of the Company. As of March 31, 2026, $381 million in principal amount of these surplus notes and credit-linked notes were outstanding. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements nor in the table above.

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

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Retirement business through the purchase of funding agreements on which the segment will earn investment spread. As of March 31, 2026, the outstanding balance of the InterNotes® Retail Notes was $785 million of which $556 million was utilized for Retirement, as described above and $229 million were used for general corporate purposes.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$49	$47	$2	$1
Interest cost	140	141	13	14
Expected return on plan assets	(245)	(249)	(19)	(18)
Amortization of prior service cost	0	0	(17)	(17)
Amortization of actuarial (gain) loss, net	33	21	2	3
Settlements	0	(1)	0	0
Net periodic (benefit) cost	$(23)	$(41)	$(19)	$(17)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2025	666.3	318.3	348.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	2.4	(2.4)
Stock-based compensation programs(1)	0.0	(1.7)	1.7
Balance, March 31, 2026	666.3	319.0	347.3
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2025, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026. As of March 31, 2026, 2.4 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Dividends declared per share of Common Stock	$1.40	$1.35

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2026 and 2025, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2025	$(3,183)	$(18,789)	$21,039	$378	$(2,522)	$(3,077)
Change in OCI before reclassifications	(58)	(5,339)	4,435	208	0	(754)
Amounts reclassified from AOCI	(10)	603	0	0	18	611
Income tax benefit (expense)	(29)	925	(1,078)	(43)	(5)	(230)
Balance, March 31, 2026	$(3,280)	$(22,600)	$24,396	$543	$(2,509)	$(3,450)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	398	(325)	2,036	167	(4)	2,272
Amounts reclassified from AOCI	(12)	98	0	0	7	93
Income tax benefit (expense)	58	170	(588)	(35)	0	(395)
Balance, March 31, 2025	$(3,171)	$(18,744)	$18,754	$664	$(2,244)	$(4,741)
__________
(1)Includes cash flow hedges of $536 million and $(231) million as of March 31, 2026 and December 31, 2025, respectively, and $1,659 million and $1,780 million as of March 31, 2025 and December 31, 2024, respectively, and fair value hedges of $(139) million and $(123) million as of March 31, 2026 and December 31, 2025, respectively, and $(134) million and $(64) million as of March 31, 2025 and December 31, 2024, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2026	2025
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$10	$12	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	Other income (loss)
Total foreign currency translation adjustment	10	12
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(2)	(3)	(3)
Cash flow hedges—Currency	(3)	1	(3)
Cash flow hedges—Currency/Interest rate	150	(29)	(3)
Fair value hedges—Currency	(4)	(3)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(744)	(64)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(603)	(98)	(4)
Amortization of defined benefit items:
Prior service cost	17	17	(5)
Actuarial gain (loss)	(35)	(24)	(5)
Total amortization of defined benefit items	(18)	(7)
Total reclassifications for the period	$(611)	$(93)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2025	$(4)	$(26,641)	$(168)	$623	$1,064	$6,337	$(18,789)
Net investment gains (losses) on investments arising during the period	(3)	(5,644)				1,108	(4,539)
Reclassification adjustment for (gains) losses included in net income		603				(118)	485
Reclassification due to allowance for credit losses recorded during the period	3	(3)					0
Impact of net unrealized investment (gains) losses			45	(80)	343	(65)	243
Balance, March 31, 2026	$(4)	$(31,685)	$(123)	$543	$1,407	$7,262	$(22,600)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended March 31,
	2026			2025
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$606			$742
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9			35
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	9			10
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$588	347.7	$1.69	$697	354.3	$1.97
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$9			$10
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	9			10
Stock options		0.1			0.1
Deferred and long-term compensation programs		1.6			1.7
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$588	349.4	$1.68	$697	356.1	$1.96

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2026 and 2025, as applicable, were based on 4.1 million and 4.0 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2026		2025
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.68	0.0	N/A
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.0

19. SEGMENT INFORMATION

Segments

Effective January 1, 2026, the Company made the following segment reporting changes to isolate the impacts of certain discontinued products that were previously commingled with the results of actively sold products that more closely reflect the Company’s strategic focus. These changes are consistent with the Company’s recent organizational changes and strategy and reflect how the CODM assesses performance and allocates resources:

•“U.S. Legacy Products” segment: (i) traditional variable annuities with guaranteed living benefit riders and certain other annuity products, previously included in the former Individual Retirement Strategies segment, and (ii) guaranteed universal life policies, previously included in the Individual Life segment, have been combined into a new reportable segment named “U.S. Legacy Products.” This segment represents run-off blocks of business consisting of products that are no longer being sold in U.S. markets and will be managed with a focus on reducing risk and optimizing value.

•“Retirement” segment: The blocks of business in the former Individual Retirement Strategies segment that were not moved into the U.S. Legacy Products segment, discussed above, consisting primarily of registered index-linked annuity and fixed annuity products, and the products previously included in the former Institutional Retirement Strategies segment have been combined into a new reportable segment named “Retirement.” This combined segment better represents the Company’s strategic management, growth trajectory, and resource allocation policies.

•“Individual Life” segment: There were no other impacts to this segment other than the transfer of the guaranteed universal life policies, discussed above. The remaining blocks of business contained within this segment primarily consist of term, indexed universal life, and variable universal life products.

These segment reporting changes are being applied retrospectively and do not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

The Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above. For additional information regarding these segments, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Segment Accounting Policies. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support each segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated using a proportional allocation measure such as headcount, segment-level support or other financial measures.

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

Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” for the following items, which are important to an understanding of overall results of operations:

•Realized investment gains (losses), net, and related charges and adjustments;
•Change in value of market risk benefits, net of related hedging gains (losses);
•Market experience updates;
•Divested and Run-off Businesses;
•Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests; and
•Other adjustments.

In addition, under U.S. GAAP, policyholder liabilities associated with fixed and variable indexed annuity products included in the Company’s Retirement segment are recorded in “Policyholders’ account balances,” and include both the contract value that has accrued to the benefit of the policyholder and the fair value of embedded derivative instruments associated with the index-linked features for these products. The change in the liability for these products is measured utilizing a valuation methodology required under U.S GAAP and includes the fair value of all index credits for the current term and future projected renewals of the policy. For the purpose of measuring segment performance, however, adjusted operating income reflects only the change in the liability associated with the current term elected by the policyholder, which is the component of the liability the Company hedges based on current contractual index-crediting terms, and which is offset by the change in the value of the corresponding hedge assets. Adjusted operating income excludes the change in the liability associated with all future projected renewals the Company does not hedge, consistent with the Company and policyholder optionality that exists at renewal. This adjustment is included in “Realized investment gains (losses), net, and related charges and adjustments,” as listed above.

For additional information regarding these reconciling items, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2026
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)	U.S. Legacy Products (1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$3,245	$1,390	$234	$25	$2,949	$(5)	$7,838	$524	$8,362
Policy charges and fee income	0	31	186	431	358	117	(15)	1,108	24	1,132
Net investment income	34	2,085	138	368	475	1,607	301	5,008	657	5,665
Asset management fees, commissions and other income	1,006	96	20	88	280	114	(324)	1,280	(913)	367
Total revenues	1,040	5,457	1,734	1,121	1,138	4,787	(43)	15,234	292	15,526
Benefits and expenses:
Policyholders’ benefits	0	3,935	1,318	453	334	2,660	(3)	8,697
Interest credited to policyholders’ account balances	0	648	33	147	58	414	4	1,304
Interest expense	25	11	5	105	174	3	216	539
Deferral of acquisition costs	0	(174)	0	(216)	(3)	(263)	32	(624)
Amortization of DAC	0	79	2	108	52	173	(17)	397
Operating expenses(4)	525	145	206	115	89	563	86	1,729
Variable expenses(4)	300	216	132	269	223	400	(31)	1,509
Other benefits and expenses(5)	0	25	0	1	4	27	0	57
Total benefits and expenses	850	4,885	1,696	982	931	3,977	287	13,608
Total pre-tax income	$190	$572	$38	$139	$207	$810	$(330)	$1,626	$(893)	$733

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(621)
Change in value of market risk benefits, net of related hedging gains (losses)								(295)
Market experience updates								15
Divested and Run-off Businesses:
Closed Block division								(11)
Other Divested and Run-off Businesses								64
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								(42)
Other adjustments								(3)
Total reconciling items								(893)
Total GAAP pre-tax income(6)								$733

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)(2)	Group Insurance	Individual Life(1)(2)	U.S. Legacy Products (1)(2)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$1,746	$1,396	$237	$19	$3,057	$(9)	$6,446	$554	$7,000
Policy charges and fee income	0	30	197	430	378	88	(15)	1,108	49	1,157
Net investment income	20	1,758	134	360	448	1,469	330	4,519	611	5,130
Asset management fees, commissions and other income	965	131	21	84	337	124	(323)	1,339	(1,156)	183
Total revenues	985	3,665	1,748	1,111	1,182	4,738	(17)	13,412	58	13,470
Benefits and expenses:
Policyholders’ benefits	0	2,440	1,296	513	305	2,781	(8)	7,327
Interest credited to policyholders’ account balances	0	474	35	146	69	347	12	1,083
Interest expense	21	15	5	111	164	(1)	207	522
Deferral of acquisition costs	0	(208)	0	(190)	(13)	(306)	33	(684)
Amortization of DAC	0	64	2	106	55	165	(16)	376
Operating expenses(4)	504	137	194	109	89	436	155	1,624
Variable expenses(4)	304	242	127	248	242	463	15	1,641
Other benefits and expenses(5)	0	(25)	0	16	7	5	0	3
Total benefits and expenses	829	3,139	1,659	1,059	918	3,890	398	11,892
Total pre-tax income	$156	$526	$89	$52	$264	$848	$(415)	$1,520	$(600)	$920

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(246)
Change in value of market risk benefits, net of related hedging gains (losses)								(351)
Market experience updates								39
Divested and Run-off Businesses:
Closed Block division								(22)
Other Divested and Run-off Businesses								(51)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests								3
Other adjustments								28
Total reconciling items								(600)
Total GAAP pre-tax income(6)								$920
__________
(1)The Retirement, Individual Life and U.S. Legacy Products segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Reflects the segment reporting changes effective in the first quarter of 2026, as discussed above. Prior period amounts have been updated to conform to current period presentation.
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
(5)“Other benefits and expenses” primarily includes: (i) the change in estimates of liability for future policy benefits, which can be either positive or negative, for Retirement, Individual Life, U.S. Legacy Products and International Businesses; (ii) dividends to policyholders for Individual Life and International Businesses, which are included in adjusted operating income; and (iii) dividends to policyholders in the Closed Block Division, which are not included in adjusted operating income.
(6)Reflects “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2026	December 31, 2025
	(in millions)
Assets by segment:
PGIM	$39,470	$39,103
U.S. Businesses:
Retirement(1)	215,991	213,222
Group Insurance	40,919	41,292
Individual Life(1)	86,138	87,898
U.S. Legacy Products(1)	131,927	136,383
Total U.S. Businesses(1)	474,975	478,795
International Businesses	186,593	187,770
Corporate and Other(1)	16,796	19,977
Closed Block division	47,562	48,095
Total Assets per Unaudited Interim Consolidated Financial Statements	$765,396	$773,740
__________
(1)Reflects the segment reporting changes effective in the first quarter of 2026, as discussed above. Prior period amounts have been updated to conform to current period presentation.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
PGIM segment intersegment revenues	$236	$224

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Asset-based management fees	$860	$854
Performance-based incentive fees	13	7
Other fees	123	123
Total asset management and service fees	$996	$984

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

20. RELATED PARTY TRANSACTIONS

In September 2023, the Company invested approximately $200 million in Prismic, a Bermuda-exempted limited partnership that owns all of the outstanding capital stock of Prismic Re, a licensed Bermuda-based life and annuity reinsurance company. Also in September 2023, the Company entered into an agreement with Prismic Re to reinsure approximately $9 billion of reserves for certain structured settlement annuity contracts issued by PICA, a wholly-owned subsidiary of Prudential Financial. Separately, the Company, through PGIM, entered into an investment management agreement with Prismic to manage a large portion of Prismic Re’s assets.

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

In April 2026, the Company entered into an agreement with Prismic Re International, to reinsure certain USD-denominated and Multi-Currency Japanese whole life policies originated by the Company’s Japanese affiliates, on or after April 1, 2026.

As of March 31, 2026, the Company’s ownership in Prismic is approximately 20% and the carrying value of the Company’s investment is approximately $200 million. As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic and its subsidiaries.

The related party balances with Prismic and its subsidiaries impacted the Company’s balance sheet as of the periods indicated as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables and deposit receivables	$15,391	$15,581
Other assets	$161	$162
Reinsurance and funds withheld payables (includes $105 and $194 of embedded derivatives at fair value at March 31, 2026 and December 31, 2025, respectively)	$7,851	$7,980
Accumulated other comprehensive income (loss)	$(251)	$(128)

The Company has guaranteed the obligations of Prismic and its subsidiaries on letters of credit they may obtain from third-party financial institutions to support their contractual obligations for a total amount up to $2.0 billion as of both March 31, 2026 and December 31, 2025. Additionally, the Company has provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. In November 2025, the Company committed $320 million of additional capital, intended to fund future transactions executed by Prismic, that is required to be fully funded by the end of the second quarter of 2027. This commitment is part of a broader capital commitment, involving third-party investors in Prismic, and will allow the Company to retain its approximately 20% equity ownership in Prismic. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and its subsidiaries impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Premiums	$(2)	$(3)
Asset management and service fees	17	13
Other income (loss)	96	61
Realized investment gains(losses), net	14	(237)
Policyholders’ benefits	(70)	(71)
Change in estimates of liability for future policy benefits	(3)	(3)
Amortization of deferred policy acquisition costs	(3)	(1)
General and administrative expenses	7	3
Income (loss) from related parties, before income taxes	194	(94)
Other comprehensive income (loss), before tax	(124)	(9)
Total comprehensive income (loss), before tax	$70	$(103)

	Three Months Ended March 31,
	2026	2025
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$(14)	$237
Change in:
Deferred policy acquisition costs	$(3)	$(1)
Reinsurance related-balances	$(181)	$(192)
Other, net	$(5)	$(3)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$178	$91

See the Consolidated Statements of Cash Flows for information regarding significant non-cash transactions with Prismic and its subsidiaries.

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2026	December 31, 2025
	(in millions)
Total outstanding mortgage loan commitments	$2,318	$1,851
Portion of commitment where prearrangement to sell to investor exists	$570	$352

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $5 million as of March 31, 2026 and December 31, 2025. The change in allowance was $0 million for the three months ended March 31, 2026 and 2025.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2026	December 31, 2025
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$13,078	$13,205
Expected to be funded from separate accounts	$369	$339
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2026 or 2025. Additionally, the above amount includes an unfunded commitment of $320 million to Prismic Re, intended to fund future transactions executed by Prismic, that is required to be fully funded by the end of the second quarter of 2027. See Note 24 for additional information regarding the related party relationship between the Company and Prismic Re.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2026	December 31, 2025
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$4,978	$4,459
Fair value of related collateral associated with above indemnifications(1)	$5,090	$4,558
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million related to securities repurchase transactions as of March 31, 2026 and December 31, 2025.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	March 31, 2026	December 31, 2025
	(in millions)
Guaranteed value of third-parties’ assets	$75,016	$75,883
Fair value of collateral supporting these assets	$73,266	$73,511
Asset (liability) associated with guarantee, carried at fair value	$0	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2026	December 31, 2025
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,846	$3,717
First-loss exposure portion of above	$1,104	$1,068
Accrued liability associated with guarantees(1)	$25	$24
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $10 million and $11 million as of March 31, 2026 and December 31, 2025, respectively. The change in allowance was $1 million and $0 million for the three months ended March 31, 2026 and 2025, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $29,126 million and $28,275 million of mortgages subject to these loss-sharing arrangements as of March 31, 2026 and December 31, 2025, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2026, these mortgages had a weighted-average debt service coverage ratio of 1.95 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2026 or 2025.

Other Guarantees

	March 31, 2026	December 31, 2025
	(in millions)
Other guarantees where amount can be determined	$290	$290
Accrued liability for other guarantees and indemnifications	$31	$31

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.5 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions to support collateral requirements under certain reinsurance arrangements. As of March 31, 2026, no letters of credit have been issued, and the likelihood of them being drawn upon is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2026, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 25 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Other Matters

Cho v. PICA, et al.

This matter is now closed.

Optimum Communications, Inc., et al. v. Apollo Capital Management, L.P., et al.

In February 2026, plaintiff filed an amended complaint adding a claim for tortious interference with contract against all defendants. In March 2026, defendants filed a motion to dismiss the amended complaint.

Regulatory

Prudential of Japan Matter

In April 2026, the Company voluntarily extended the new sales suspension for an additional 180 days through November 5, 2026. The Japan Financial Services Agency (“FSA”) is conducting onsite inspections of Prudential of Japan and Prudential Holdings of Japan. The Company is continuing to engage with the FSA and is reporting progress to the FSA on an ongoing basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2026, compared with December 31, 2025, and its consolidated results of operations for the three months ended March 31, 2026 and 2025. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

A brief description of these key informational sections follows:

•“Executive Summary” provides an overview of the Company and its operations, along with any recent significant events that have impacted our organizational structure or financial results.

•“External and Economic Factors” includes a discussion of how the impact of potential changes in foreign currency exchange rates may impact our overall operations and financial position.

•“Accounting Policies & Pronouncements” discusses the equity and interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products. This section should be read in conjunction with “Accounting Policies & Pronouncements” and Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

•“Liquidity and Capital Resources” provides information about our liquidity and capital positions, including any significant actions that have impacted, or are expected to impact, these positions. Information is also provided on our insurance companies’ regulatory capital positions, the sources and uses of our holding company’s cash, and additional information about financing activities of the Company.

•“General Account Investments” provides information about the overall portfolio composition of the general account that supports the liabilities of our insurance companies. Investment results are presented separately for our U.S.-based and Japanese-based operations, our Closed Block division, and our Funds Withheld portfolios, the latter of which supports liabilities relating to reinsurance agreements where the economic benefits and associated investment risk ultimately inure to the reinsurer. This section should be read in conjunction with Note 3 to the Unaudited Interim Consolidated Financial Statements.

•“Valuation of Assets and Liabilities” provides additional breakouts of the fair value of assets and liabilities for Prudential Financial Inc., excluding those held in the Closed Block division and Funds Withheld portfolios, and separately for the Closed Block division and Funds Withheld portfolios. This section should be read in conjunction with Note 6 to the Unaudited Interim Consolidated Financial Statements.

Executive Summary

Company Overview

Prudential Financial, a financial services leader with approximately $1.576 trillion of assets under management as of March 31, 2026, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Effective January 1, 2026, the Company made the following segment reporting changes to isolate the impacts of certain discontinued products that were previously commingled with the results of actively sold products that more closely reflect the Company’s strategic focus. These changes are consistent with the Company’s recent organizational changes and strategy and reflect how the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources:

•“U.S. Legacy Products” segment: (i) traditional variable annuities with guaranteed living benefit riders and certain other annuity products, previously included in the former Individual Retirement Strategies segment, and (ii) guaranteed universal life policies, previously included in the Individual Life segment, have been combined into a new reportable segment named “U.S. Legacy Products.” This segment represents run-off blocks of business consisting of products that are no longer being sold in U.S. markets and will be managed with a focus on reducing risk and optimizing value.

•“Retirement” segment: The blocks of business in the former Individual Retirement Strategies segment that were not moved into the U.S. Legacy Products segment, discussed above, consisting primarily of registered index-linked annuity and fixed annuity products, and the products previously included in the former Institutional Retirement Strategies segment have been combined into a new reportable segment named “Retirement.” This combined segment better represents the Company’s strategic management, growth trajectory, and resource allocation policies.

•“Individual Life” segment: There were no other impacts to this segment other than the transfer of the guaranteed universal life policies, discussed above. The remaining blocks of business contained within this segment primarily consist of term, indexed universal life, and variable universal life products.

These segment reporting changes are being applied retrospectively and do not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Our principal operations now consist of PGIM (our global investment management business), our U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), our International Businesses, the Closed Block division, and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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

As part of our continuous improvement process, we are working to become a leaner and more agile company by simplifying our management structure, empowering our employees with faster decision-making processes and investing in technology and data platforms. We expect these ongoing actions will create operating efficiencies, and provide reinvestment capacity to build capabilities, realize additional efficiencies, strengthen our competitiveness and fuel future growth.

As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan is implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the suspension of new sales for an additional 180 days through November 5, 2026. See Note 21 to the Unaudited Interim Consolidated Financial Statements “—Litigation and Regulatory Matters—Regulatory” for additional information.

The suspension of sales resulted in an estimated reduction of $130 million in International Businesses’ pre-tax adjusted operating income for the first quarter of 2026. We estimate that the suspension of new sales as extended will result in a reduction of pre-tax adjusted operating income in the range of $525 to $575 million for 2026, inclusive of the first quarter impact, and in the range of $400 to $450 million for 2027, reflecting remediation costs associated with sustaining the business, one-time and other operating costs, and lower earnings attributable to the gradual ramp-up of new sales after sales resume. Should the suspension of new sales activities extend beyond November 2026, we estimate that International Businesses’ pre-tax adjusted operating income would be reduced by $50 to $60 million per each additional month. We do not expect a material impact to capital, Economic Solvency Ratios (“ESR”) or cash flows. It is also possible that reputational and other harm resulting from or in connection with this matter will negatively impact our other businesses in Japan beyond Prudential of Japan. We are proactively reviewing the sales practices of Gibraltar Life Insurance Company, which distributes its products through life consultants and independent agencies. Actual results may differ materially from these preliminary expectations, as covered under “Forward-Looking Statements.”

External and Economic Factors

Impact of Changes in the Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our liquidity and capital positions, cash flows, results of operations and financial position. For a discussion of the potential impact of changes in interest rates and our mitigation strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—External and Economic Factors—Impact of Changes in the Interest Rate Environment” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	March 31, 2026	December 31, 2025
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$8.3	$7.5
Dual currency and synthetic dual currency investments(2)	0.2	0.3
Total foreign currency hedges	$8.5	$7.8
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $91.6 billion and $90.0 billion as of March 31, 2026 and December 31, 2025, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
(2)Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and USD-denominated interest income. The amounts shown represent the present value of future USD-denominated cash flows.

The USD-denominated investments that hedge the impact of foreign currency exchange rate movements on USD-equivalent shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these USD-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency measures, by having our Japanese insurance operations enter into currency hedging transactions with a subsidiary of Prudential Financial. These hedging strategies have the economic effect of moving the change in value of these USD-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our USD-based entities.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(19)	$3
PGIM	1	0
Impact of intercompany arrangements(1)	(18)	3
Corporate and Other:
Impact of intercompany arrangements(1)	18	(3)
Settlement gains (losses) on forward currency contracts(2)	(12)	3
Net benefit (detriment) to Corporate and Other	6	0
Net impact on consolidated revenues and adjusted operating income	$(12)	$3
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of both March 31, 2026 and 2025, the total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $0.8 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the $0.8 billion balance as of March 31, 2026 will be recognized throughout the remainder of 2026, approximately 3% will be recognized in 2027, and the remaining balance will be recognized from 2028 through 2051.

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

Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a U.S. GAAP basis for the periods indicated.

	Three Months Ended March 31,
	2026	2025
REVENUES
Premiums	$8,362	$7,000
Policy charges and fee income	1,132	1,157
Net investment income	5,665	5,130
Asset management and service fees	996	984
Other income (loss)	30	280
Realized investment gains (losses), net	(364)	(730)
Change in value of market risk benefits, net of related hedging gains (losses)	(295)	(351)
Total revenues	15,526	13,470
BENEFITS AND EXPENSES
Policyholders’ benefits	9,533	8,140
Change in estimates of liability for future policy benefits	39	(50)
Interest credited to policyholders’ account balances	1,109	825
Dividends to policyholders	232	145
Amortization of deferred policy acquisition costs	411	407
General and administrative expenses	3,469	3,083
Total benefits and expenses	14,793	12,550
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	733	920
Total income tax expense (benefit)	129	207
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	604	713
Equity in earnings of joint ventures and other operating entities, net of taxes	2	29
NET INCOME (LOSS)	606	742
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9	35
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$597	$707

“Net income (loss) attributable to Prudential Financial, Inc.” for the first three months of 2026 compared to the first three months of 2025 decreased $110 million, inclusive of a $78 million favorable variance from income taxes, primarily driven by the decrease in pre-tax earnings, as described below, and a lower effective tax rate in the current period. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding income taxes.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” decreased $187 million, reflecting the following notable items:

“Total revenues” increased $2,056 million, primarily due to the following:

•“Premiums” — $1,362 million favorable variance, primarily reflecting higher pension risk transfer premiums with corresponding offsets in “Policyholders’ benefits,” as discussed below;
•“Net investment income” — $535 million favorable variance, primarily reflecting business growth, higher reinvestment rates and higher prepayment fee income (see “—General Account Investments—Investment Results” for additional information); and
•“Realized investment gains (losses), net” — $366 million favorable variance, primarily reflecting favorable derivative results in the current period, including the change in the fair value of embedded derivatives related to our Funds Withheld portfolios, which are offset by changes in the value of the investments in the Funds Withheld portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income,” partially offset by losses from the sales of fixed income securities in the current period. See “—General Account Investments—Realized Investment Gains and Losses” for additional information.

Partially offset by:

•“Other income (loss)” — $250 million unfavorable variance, primarily reflecting unfavorable changes in the market value of fixed income securities designated as trading, as well as equity securities.

“Total benefits and expenses” increased $2,243 million, primarily due to the following:

•“Policyholders’ benefits” — $1,393 million unfavorable variance, primarily reflecting higher pension risk transfer premiums, as discussed above;
•“General and administrative expenses” — $386 million unfavorable variance, net of deferrals, primarily reflecting higher operating expenses, including remediation costs associated with the Prudential of Japan matter, as well as expenses supporting business growth; and
•“Interest credited to policyholders’ account balances” — $284 million unfavorable variance, primarily reflecting business growth and a higher weighted-average crediting rate in Japan. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding policyholders’ account balances.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” below for a discussion of adjusted operating income and its use as a measure of segment operating performance.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$190	$156
U.S. Businesses:
Retirement(1)	572	526
Group Insurance	38	89
Individual Life(1)	139	52
U.S. Legacy Products(1)	207	264
Total U.S. Businesses	956	931
International Businesses	810	848
Corporate and Other	(330)	(415)
Total segment adjusted operating income before income taxes	1,626	1,520
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(2)	(621)	(246)
Change in value of market risk benefits, net of related hedging gains (losses)	(295)	(351)
Market experience updates	15	39
Divested and Run-off Businesses(3):
Closed Block division	(11)	(22)
Other Divested and Run-off Businesses	64	(51)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests(4)	(42)	3
Other adjustments(5)	(3)	28
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$733	$920
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

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2026 increased in comparison to the prior year period, primarily reflecting higher net asset management fees and higher net other related revenues, partially offset by higher expenses.

Retirement. Results for the first quarter of 2026 increased in comparison to the prior year period, primarily reflecting higher net investment spread results, partially offset by higher expenses and less favorable reserve experience.

Group Insurance. Results for the first quarter of 2026 decreased in comparison to the prior year period, primarily reflecting lower net underwriting results and higher expenses.

Individual Life. Results for the first quarter of 2026 increased in comparison to the prior year period, primarily reflecting higher underwriting results and higher net investment spread results.

U.S. Legacy Products. Results for the first quarter of 2026 decreased in comparison to the prior year period, primarily reflecting lower fee income, lower underwriting results, and lower net investment spread results.

International Businesses. Results for the first quarter of 2026 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from foreign currency exchange rates. Excluding this item, results for the first quarter of 2026 decreased, primarily reflecting higher expenses, including remediation costs associated with the Prudential of Japan matter, partially offset by higher net investment spread results and higher underwriting results.

Corporate and Other. Results for the first quarter of 2026 were less unfavorable in comparison to the prior year period, primarily reflecting lower net charges from other corporate activities.

Closed Block Division. Results for the first quarter 2026 increased in comparison to the prior year period, primarily reflecting higher net investment activity results, partially offset by changes in the policyholder dividend obligation.

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

Account Values. In managing our Retirement and U.S. Legacy Products segments, we analyze account values, which do not correspond directly to U.S. GAAP assets. Sales and additions in our Retirement segment do not correspond to revenues under U.S. GAAP but are used as a relevant measure of business activity.

Results of Operations by Segment

PGIM

Business Update

•In April 2026, the Company entered into an agreement to sell its PGIM operations in India (“PGIM India”) to TVS Venu Group, a diversified India-based company. The closing of this transaction is subject to regulatory approvals and customary closing conditions. Beginning in the first quarter of 2026, the results of PGIM India are reflected in Divested and Run-off Businesses included within our Corporate and Other operations. PGIM India was not a significant contributor to PGIM’s results.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results(1):
Revenues	$1,040	$985
Expenses	850	829
Adjusted operating income	190	156
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	9	10
Other adjustments(2)	(3)	28
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$196	$194
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

Adjusted operating income increased $34 million, primarily reflecting:
•higher net asset management fees;
•higher net other related revenues; and
•higher net service, distribution and other revenues.
These variances were partially offset by:
•higher compensation and operating expenses, largely supporting business growth.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party	$398	$387
Retail - Third Party	201	225
Affiliated(1)	248	216
Total asset management fees	847	828
Other related revenues by source:
Incentive fees	13	10
Transaction fees	11	7
Seed and co-investments	12	6
Commercial mortgage(2)	29	15
Total other related revenues	65	38
Service, distribution and other revenues	128	119
Total revenues	$1,040	$985
__________
(1)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(2)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Revenues increased $55 million, primarily reflecting:
•higher other related revenues, primarily reflecting higher commercial mortgage origination revenues from higher loan production, and higher seed and co-investments revenue driven by stronger investment performance, as well as higher transaction and incentive fees;
•higher asset management fees, driven by higher average assets under management from the impact of equity market appreciation, partially offset by net outflows; and
•higher service, distribution and other revenues, primarily driven by higher real estate servicing fees from increased transaction volume.

Expenses increased $21 million, primarily reflecting:
•higher compensation and operating expenses, largely supporting business growth.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	March 31, 2026	December 31, 2025	March 31, 2025
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$200.8	$223.1	$198.0
Public credit	896.9	902.7	856.7
Private credit(2)	118.9	119.0	114.7
Real estate	135.0	134.4	130.6
Multi-asset	74.0	78.5	78.2
Other alternatives(2)	7.7	8.4	7.1
Total PGIM assets under management	$1,433.3	$1,466.1	$1,385.3

Assets under management within other reporting segments(3)	142.5	143.0	136.8
Total PFI assets under management	$1,575.8	$1,609.1	$1,522.1
__________
(1)“Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public credit” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Private credit” represents debt financing issued by entities directly to investors outside of public capital markets. “Real estate” includes direct real estate equity and real estate mortgages. “Multi-asset” represents funds or products that invest in more than one asset class, balancing equity, public credit, and target date funds. “Other alternatives” represents private equity, hedge funds, and other alternative strategies.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth assets under management by source as of the dates indicated:

	March 31, 2026	December 31, 2025	March 31, 2025
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party	$638.8	$652.0	$620.2
Retail - Third Party	259.0	267.0	240.6
Affiliated(1)	535.5	547.1	524.5
Total PGIM assets under management	$1,433.3	$1,466.1	$1,385.3

Assets under management within other reporting segments(2)	142.5	143.0	136.8
Total PFI assets under management	$1,575.8	$1,609.1	$1,522.1
__________
(1)Includes the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(2)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026
	(in billions)
Beginning assets under management	$1,466.1	$1,375.2	$1,385.3
Institutional third-party flows(1)	1.6	7.6	0.1
Retail third-party flows	0.2	(0.2)	(3.6)
Total third-party flows(1)	1.8	7.4	(3.5)
Affiliated flows(2)	(1.9)	(0.1)	(3.4)
Total net flows(1)	(0.1)	7.3	(6.9)
Realizations and distributions(1)(3)	(3.2)	(4.3)	(13.3)
Market appreciation (depreciation)(4)	(23.3)	5.0	77.8
Foreign exchange rate impact	(1.1)	3.8	(1.3)
Net money market activity and other increases (decreases)	(5.1)	(1.7)	(8.3)
Ending assets under management	$1,433.3	$1,385.3	$1,433.3
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
(4)Includes income reinvestment, where applicable.

The following table sets forth additional information for “total net flows” as seen above, by asset class for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026
	(in billions)
Net flows by asset class:
Public equity	$(6.1)	$(1.5)	$(22.6)
Public credit	7.2	8.0	21.5
Private credit	1.2	2.7	3.8
Real estate	1.0	1.7	3.6
Multi-asset	(3.2)	(3.7)	(14.2)
Other alternatives	(0.2)	0.1	1.0
Total net flows	$(0.1)	$7.3	$(6.9)

As of March 31, 2026, PGIM’s assets under management:
•increased $48 billion over the trailing twelve months, primarily driven by credit and equity market appreciation and strong investment performance, partially offset by realizations and distributions, and net outflows.
•decreased $33 billion in comparison to the prior year end, primarily driven by equity and credit market depreciation, as well as realizations and distributions.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate,” “Private credit,” and “Other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2026, these asset classes decreased $0.2 billion compared to December 31, 2025, primarily reflecting realizations and distributions and market depreciation, partially offset by net inflows across private credit and real estate.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in billions)
Private capital deployed:
Real estate debt and equity	$6.7	$4.6
Private credit and equity	6.4	6.0
Total private capital deployed	$13.1	$10.6

Seed and Co-Investments

As of March 31, 2026 and December 31, 2025, PGIM had approximately $895 million and $1,155 million of seed investments and $525 million and $375 million of co-investments at carrying value, respectively, primarily consisting of public and private credit, public equity, real estate investments, and other alternatives.

Retirement

Business Update

•Effective January 1, 2026, traditional variable annuities with guaranteed living benefit riders and certain other annuity products previously included in the former Individual Retirement Strategies segment were transferred into a new reportable segment named “U.S. Legacy Products.” See “—U.S. Legacy Products” below for the operating results and additional information regarding this new segment.

Subsequent to this transfer, the remaining blocks of business in the former Individual Retirement Strategies segment, consisting primarily of indexed-variable annuity and fixed annuity products, were combined with the products included in the former Institutional Retirement Strategies segment into a new reportable segment named “Retirement.” These changes have been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results:
Revenues	$5,457	$3,665
Benefits and expenses	4,885	3,139
Adjusted operating income	572	526
Realized investment gains (losses), net, and related charges and adjustments	(47)	(328)
Change in value of market risk benefits, net of related hedging gains (losses)	(48)	(53)
Market experience updates	(5)	0
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	1	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$473	$146

Adjusted operating income increased $46 million, primarily reflecting:
•higher net investment spread results, driven by growth in retail annuities and other products, and higher prepayment fee income.
This variance was partially offset by:
•higher amortization costs;
•higher variable and operating expenses, primarily driven by business growth; and
•lower underwriting results, primarily reflecting less favorable mortality experience on pension risk transfer transactions.

Revenues increased $1,792 million, primarily reflecting:
•higher premiums, driven by an increase in pension risk transfer sales in the current year period, with corresponding offsets in policyholders’ benefits, as discussed below; and
•higher net investment income, driven by growth in retail annuities and pension risk transfer transactions, and higher prepayment fee income.

Benefits and expenses increased $1,746 million primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, related to the higher pension risk transfer premiums, as discussed above; and
•higher interest credited to policyholders’ account balances, driven by business growth.

Account Values

Account values are a significant driver of our operating results and are primarily driven by net flows and the impact of market changes. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. The income we earn on most of our fee-based products varies with the level of fee-based account values as many policy fees are determined by these values.

The following tables set forth account value information for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive our revenue. For additional information regarding internally-managed balances, see “—PGIM.”

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026
	(in millions)
Beginning account value, gross(1)	$370,038	$333,243	$340,617
Sales and additions	7,369	10,524	36,348
Withdrawals and benefits	(8,057)	(7,292)	(29,150)
Net flows	(688)	3,232	7,198
Change in market value, interest credited, and policy charges	1,517	1,627	17,439
Other(2)	(1,786)	2,515	3,827
Ending account value, gross	369,081	340,617	369,081
Reinsurance ceded	(13,336)	(12,096)	(13,336)
Ending account value, net	$355,745	$328,521	$355,745

Amounts included in “Ending account value, net” above:
Retail annuities(3)	$58,177	$43,543
Longevity reinsurance(4)	120,015	113,480
Fee-based stable value	67,518	66,947
Pension risk transfer and other products(5)	110,035	104,551
Total	$355,745	$328,521

Amounts included in “Sales and additions” above:
Retail annuities(3)	$3,284	$3,473	$13,370
Longevity reinsurance(4)	154	4,922	7,291
Fee-based stable value	1,113	1,081	3,798
Pension risk transfer and other products(5)	2,818	1,048	11,889
Total	$7,369	$10,524	$36,348
__________
(1)Beginning account values, net of reinsurance ceded, were $357,150 million and $321,477 million for the three months ended March 31, 2026 and 2025, respectively, and $328,521 million for the twelve months ended March 31, 2026.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2026 and 2025, “Other” activity also includes $1,327 million in receipts offset by $837 million in payments, and $801 million in receipts offset by $956 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.
(3)Primarily includes FlexGuard suite and fixed annuity products.
(4)Represents notional amounts based on present value of future benefits under longevity reinsurance contracts.
(5)Includes spread-based stable value, structured settlements and funding agreement-backed notes.

Sales and additions for the three months ended March 31, 2026 decreased in comparison to the prior year period, primarily reflecting:
•significant longevity reinsurance sales in the prior year period.
This variance was partially offset by:
•higher pension risk transfer and funding agreement-backed notes sales in the current year period.

The decrease in net account values for the three months ended March 31, 2026 primarily reflects:
•the negative impact of foreign exchange rate changes; and
•net outflows, primarily driven by longevity reinsurance and fee-based stable value products, partially offset by net sales of retail annuities.
These variances were partially offset by:

•interest credited on customer funds, partially offset by a decrease in the market value of assets.

The increase in net account values for the twelve months ended March 31, 2026 primarily reflects:
•an increase in the market value of assets and interest credited on customer funds;
•net inflows, primarily driven by net sales of retail annuities, partially offset by net outflows from fee-based stable value products; and
•the positive impact of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Operating results:
Revenues	$1,734	$1,748
Benefits and expenses	1,696	1,659
Adjusted operating income	38	89
Realized investment gains (losses), net, and related charges and adjustments	(2)	(21)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$36	$68
Benefits ratios(1)(2):
Group life	86.0%	87.1%
Group disability	78.4%	65.6%
Total Group Insurance	83.7%	81.3%
Administrative expense ratios(2)(3):
Group life	11.5%	10.8%
Group disability	26.2%	25.8%
Total Group Insurance	15.9%	14.8%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.

Adjusted operating income decreased $51 million, primarily reflecting:
•lower underwriting results in our group disability business, driven by less favorable claims experience on long-term disability contracts; and
•higher operating and variable expenses, largely supporting business growth.
These variances were partially offset by:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts, partially offset by a positive impact in the prior year period from a reserve refinement for certain experience-rated contracts.

Revenues decreased $14 million, primarily reflecting:
•lower policy charges and fee income, driven by higher policy returns due to more favorable mortality experience on experience-rated contracts; and

•lower premiums, driven by lower sales and a positive reserve refinement for certain experience-rated contracts in the prior year period in our group life business, partially offset by business growth in our group disability business.

Benefits and expenses increased $37 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, driven by business growth and less favorable claims experience on long-term disability contracts, partially offset by more favorable mortality experience on non-experience-rated contracts in our group life business; and
•higher general and administrative expenses, largely supporting business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Annualized new business premiums(1):
Group life	$211	$225
Group disability	315	175
Total	$526	$400
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums increased $126 million, primarily reflecting:
•higher sales in the Premier and National market segments in our group disability business, including significant medical stop loss sales and higher supplemental health product sales.
This variance was partially offset by:
•lower sales in the National market segment in our group life business due to outsized sales in the prior year period.

Individual Life

Business Update

•Effective January 1, 2026, guaranteed universal life policies previously included in the Individual Life segment were transferred into a new reportable segment named “U.S. Legacy Products.” See “—U.S. Legacy Products” below for the operating results and additional information regarding this new segment. These changes have been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results:
Revenues	$1,121	$1,111
Benefits and expenses	982	1,059
Adjusted operating income	139	52
Realized investment gains (losses), net, and related charges and adjustments	(3)	11
Market experience updates	3	0
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$139	$63

Adjusted operating income increased $87 million, primarily reflecting:
•higher underwriting results, driven by favorable mortality experience; and
•higher net investment spread results, driven by higher reinvestment rates and higher income from non-coupon investments.

Revenues increased $10 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates and higher income from non-coupon investments.

Benefits and expenses decreased $77 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, driven by favorable mortality experience; and
•favorable changes in estimates of the liability for future policy benefits, reflecting favorable mortality experience.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$39	$157	$196	$33	$121	$154
Term Life	4	34	38	4	28	32
Universal Life	1	16	17	1	17	18
Total	$44	$207	$251	$38	$166	$204

Total annualized new business premiums increased $47 million, primarily reflecting:
•higher third-party variable life and term life sales; and
•higher Prudential Advisors variable life sales.

U.S. Legacy Products

Business Update

•Effective January 1, 2026, traditional variable annuity products with guaranteed living benefit riders and certain other annuity products previously included in the former Individual Retirement Strategies segment and guaranteed universal life policies previously included in the Individual Life Insurance segment were combined into this new reportable segment. The products contained within are no longer being sold in U.S. markets and will be managed with a specific focus on reducing risk and optimizing value for the Company. These changes have been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements. See “—Company Overview” above for additional information regarding these segment changes.

Operating Results

The following table sets forth U.S. Legacy Products’ operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results:
Revenues	$1,138	$1,182
Benefits and expenses	931	918
Adjusted operating income	207	264
Realized investment gains (losses), net, and related charges and adjustments	(68)	(3)
Change in value of market risk benefits, net of related hedging gains (losses)	(249)	(304)
Market experience updates	(2)	4
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(112)	$(39)

Our U.S. Legacy Products segment includes variable annuity contracts that offer optional guaranteed living benefit riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or optional death benefit riders (e.g., guaranteed minimum death benefits (“GMDB”)). The results of our variable annuity contracts are generally included in adjusted operating income, subject to certain exceptions related to these guarantees. Under U.S. GAAP, guaranteed living and death benefit riders are accounted for as market risk benefits (“MRBs”) and reported at fair value. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value of MRBs and instead reflects the performance of these riders in net income, net of related hedges, in “Change in value of market risk benefits, net of related hedging gains (losses),” except for the portion of the change attributable to changes in the Company’s non-performance risk (“NPR”) which is recorded in Other Comprehensive Income (loss) (“OCI”).

Adjusted operating income decreased $57 million, primarily reflecting:
•lower fee income, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity markets;
•lower underwriting results, primarily driven by the ongoing unfavorable impact from assumption updates in the second quarter of 2025 and reserve growth in our guaranteed universal life policies, partially offset by less unfavorable mortality experience relative to expectations; and
•lower net investment spread results, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties, partially offset by higher reinvestment rates and lower losses from derivatives.

Revenues decreased $44 million, primarily reflecting:
•lower policy charges and fee income, as well as lower asset management and service fees, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block;
•lower other income, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties; and
•higher net investment income, driven by higher reinvestment rates and lower losses from derivatives.

Benefits and expenses increased $13 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, primarily driven by higher mortality experience in our guaranteed universal life policies.
This variance was partially offset by:
•lower interest credited to policyholders’ account balances, reflecting the run-off of the variable annuity block.

Account Values

The following table sets forth the segment’s annuities account value information for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026
	(in millions)
Annuities Account Value(1):
Beginning account value, gross(2)	$87,203	$93,598	$89,139
Premiums and deposits(3)	5	6	23
Full surrenders and death benefits	(2,425)	(2,477)	(9,804)
Premiums and deposits, net of full surrenders and death benefits	(2,420)	(2,471)	(9,781)
Partial withdrawals and other benefit payments	(1,131)	(1,181)	(4,444)
Net flows	(3,551)	(3,652)	(14,225)
Change in market value, interest credited, and other activity	(1,583)	(332)	8,587
Policy charges	(433)	(475)	(1,865)
Ending account value, gross	81,636	89,139	81,636
Reinsurance ceded	(7,575)	(8,608)	(7,575)
Ending account value, net	$74,061	$80,531	$74,061
__________
(1)Represents discontinued annuities and guaranteed living benefits in the general account and separate accounts. Includes alliance deposits and supplementary contracts.
(2)Beginning account values, net of reinsurance ceded, were $79,249 million and $84,834 million for the three months ended March 31, 2026 and 2025, respectively, and $80,531 million for the twelve months ended March 31, 2026.
(3)Represents renewal premiums or additional deposits on existing policies/contracts.

The decrease in annuities net account values for the three months ended March 31, 2026 primarily reflects:
•net outflows from the run-off of the variable annuity block; and
•market value depreciation.

The decrease in annuities net account values for the twelve months ended March 31, 2026 primarily reflects:
•net outflows from the run-off of the variable annuity block.
This variance was partially offset by:
•market value appreciation.

Variable Annuity Risks and Risk Mitigants

The primary risks of our variable annuity contracts arise from differences between actual experience and the assumptions used in the original pricing, including capital markets assumptions and actuarial assumptions. We manage these risks primarily through (i) Product Design Features, (ii) our Asset Liability Management Strategy, and, for certain products, external reinsurance. For additional information regarding our external reinsurance agreements, see Note 12 to the Unaudited Interim Consolidated Financial Statements.
i.Product Design Features:

Certain variable annuity contracts include an automatic rebalancing feature, also referred to as an asset transfer feature, that transfers assets between designated variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of this feature is to reduce our exposure to equity market risk and market volatility. Additional product design features include, among others, asset allocation restrictions, certain limitations on the amount of purchase payments, and a required minimum allocation to our general account for certain of our products. In addition, there is diversity in our fee arrangements, which help preserve certain revenue streams when market fluctuations cause account values to decline.
ii.     Asset Liability Management (“ALM”) Strategy:
We employ an ALM strategy that combines fixed income instruments and derivatives to meet expected liabilities associated with certain annuity guarantees classified as MRBs under U.S. GAAP. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions. For our Prudential Defined Income (“PDI”) variable annuity, we primarily use fixed income instruments, while other products also utilize exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, futures, swaps and options. The intent of this strategy is to manage capital and liquidity efficiently and reduce net income volatility from capital markets movements. We periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.

Differences between changes in the value of the assets supporting MRBs and changes in the MRB liability may impact U.S. GAAP net income, primarily due to differences in accounting treatment and hedge performance factors.

Product Specific Risks and Risk Mitigants

For certain living benefit guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in-force block, claim payments to date have been limited. The timing and amount of future claims will depend on actual investment performance and contractholder behavior relative to our assumptions. Most of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.

The majority of our traditional variable annuity contracts with living benefit guarantees incorporate risk mitigants such as an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as an additional risk mitigant. For additional information regarding our external reinsurance agreements, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

For our GMDBs, we provide a benefit payable upon death, generally equal to cumulative deposits adjusted for partial withdrawals, with certain products offering enhanced GMDB options. While we retain the risk that death benefit may exceed account values, a substantial portion of GMDB-related account values are subject to automatic rebalancing because the contractholder also selected a living benefit guarantee. All variable annuity contracts with living benefit guarantees include GMDBs, and because the living and death benefits cover the same insured life, we are exposed to both longevity and mortality risk on these contracts.

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	March 31, 2026		December 31, 2025		March 31, 2025
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1)(2):
Both ALM strategy and automatic rebalancing(3)(4)	$56,529	70%	$60,491	70%	$61,645	69%
ALM strategy only(4)	1,540	2%	1,650	2%	1,690	2%
Automatic rebalancing only	60	0%	63	0%	70	0%
External reinsurance(5)	9,068	11%	9,582	11%	10,371	12%
PDI	1,180	1%	1,232	1%	1,319	1%
Other products	894	1%	1,008	1%	947	1%
Total living benefit/GMDB features	69,271		74,026		76,042
GMDB features and other(6)	12,365	15%	13,177	15%	13,097	15%
Total annuity account value	$81,636		$87,203		$89,139
__________
(1)    Prior period amounts have been updated to conform to current period presentation.
(2)    All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(3)    Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(4)    Excludes retained PDI which is presented separately within this table.
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

International Businesses

Business Updates

•As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan is implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the new sales suspension for an additional 180 days through November 5, 2026. See “—Company Overview” above for additional information.

•In January 2026, an agreement was entered into to sell the Company’s 24% equity interest (through a private equity limited partnership managed by LeapFrog Investments) in ICEA Lion Insurance Holdings, Ltd., a Kenya-based insurer and asset manager. The closing of this transaction is subject to regulatory approvals and customary closing conditions. This investment was not a significant contributor to the International Businesses segment’s operating results, and beginning in the fourth quarter of 2025, its results are reflected in Divested and Run-off Businesses included within our Corporate and Other operations in “Equity in earnings of joint ventures and other operating entities, net of taxes.”

•In April 2026, an agreement was signed to sell the Company’s 49% equity interest in a life insurance joint venture in Indonesia to its joint venture partner, CT Corp. The closing of this transaction is subject to regulatory approvals and customary closing conditions. This joint venture was not a significant contributor to the International Businesses segment’s operating results, and beginning in the first quarter of 2026, its results are reflected in Divested and Run-off Businesses included within our Corporate and Other operations in “Equity in earnings of joint ventures and other operating entities, net of taxes.”

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year-over-year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 147 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results:
Revenues	$4,787	$4,738
Benefits and expenses	3,977	3,890
Adjusted operating income	810	848
Realized investment gains (losses), net, and related charges and adjustments	(500)	202
Change in value of market risk benefits, net of related hedging gains (losses)	2	6
Market experience updates	22	37
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(39)	(29)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$295	$1,064

Adjusted operating income decreased $38 million, including an unfavorable comparative net impact of $5 million from foreign currency fluctuations. Excluding this item, adjusted operating income decreased $33 million, primarily reflecting:
•higher operating expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, as discussed above, and to support business growth.
This variance was partially offset by:
•higher net investment spread results, primarily driven by higher reinvestment rates and business growth, as well as higher prepayment fee income and higher income from non-coupon investments;
•higher underwriting results, driven by business growth, partially offset by impacts from the Prudential of Japan matter, including the suspension of sales and elevated surrenders; and
•higher surrender charges, including the elevated impacts from the Prudential of Japan matter.

Revenue increased $49 million, including an unfavorable comparative net impact of $13 million from foreign currency fluctuations. Excluding this item, revenue increased $62 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates, business growth, and higher prepayment fee income, as well as higher income from non-coupon investments; and
•higher policy charges and fee income, driven by growth in retirement and savings products in Japan and higher surrender charges.
These variances were partially offset by:
•lower premiums attributable to the decline of traditional life insurance business in force in Japan and the impact of the sales suspension related to the Prudential of Japan matter, partially offset by business growth in Brazil.

Benefits and expenses increased $87 million, including a favorable comparative net impact of $8 million from foreign currency fluctuations. Excluding this item, benefits and expenses increased $95 million, primarily reflecting:

•higher general and administrative expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, and to support business growth;
•higher interest credited to policyholders’ account balances, reflecting growth in retirement and savings products in Japan; and
•unfavorable changes in estimates of the liability for future policy benefits, reflecting higher surrenders.
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, and impacts from the Prudential of Japan matter, including the suspension of sales and elevated surrenders.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended March 31,
	2026(1)	2025
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$429	$576
On a constant exchange rate basis	$424	$578
__________
(1)2026 results reflect the impact of the sales suspension resulting from the Prudential of Japan matter.

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our yen-denominated product offerings as a result of growing demand for these products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended March 31, 2026(1)					Three Months Ended March 31, 2025
	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total
	(in millions)
Life Planner	$71	$17	$39	$25	$152	$102	$18	$73	$67	$260
Life Consultants	19	4	23	61	107	22	4	23	82	131
Banks	24	3	0	55	82	25	2	0	68	95
Independent Agency and Other	26	3	17	37	83	35	6	22	29	92
Total	$140	$27	$79	$178	$424	$184	$30	$118	$246	$578
__________
(1)2026 results reflect the impact of the sales suspension resulting from the Prudential of Japan matter.
(2)Includes retirement income, endowment and savings variable life.

(3)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Annualized new business premiums, on a constant exchange rate basis, decreased $154 million:
•Life Planner sales decreased $108 million, primarily driven by lower sales in Japan across all products resulting from the sales suspension at Prudential of Japan, as discussed above;
•Life Consultant and Bank channel sales decreased $24 million and $13 million, respectively, primarily driven by lower investment contract product sales; and
•Independent Agency and Other sales decreased $9 million, driven by lower life and retirement product sales, partially offset by higher investment contract product sales.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating results:
Investment income	$46	$55
Interest expense on debt	(225)	(236)
Pension and employee benefits	92	102
Other corporate activities	(243)	(336)
Adjusted operating income	(330)	(415)
Realized investment gains (losses), net, and related charges and adjustments	(1)	(107)
Market experience updates	(3)	(2)
Divested and Run-off Businesses	64	(51)
Equity in earnings of joint ventures and other operating entities and earnings attributable to noncontrolling interests	(13)	21
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(283)	$(554)

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $85 million primarily reflecting:
•lower net charges from other corporate activities, primarily driven by lower corporate spending on initiatives, and favorable foreign exchange rate impacts; and
•lower interest expense on debt, largely driven by lower average debt balances.
These variances were partially offset by:
•lower investment income results, primarily driven by lower average asset balances and lower interest rates, partially offset by higher income from non-coupon investments; and
•unfavorable pension and employee benefits results, primarily driven by lower earnings from the Company’s pension plans reflecting a decrease in expected returns on plan assets.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Long-Term Care	$(17)	$(37)
Other(1)	81	(14)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$64	$(51)
__________
(1)Effective first quarter of 2026, the results of PGIM India are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care. Results increased $20 million, primarily reflecting:
•higher net realized investment gains from sales of fixed income securities and the favorable impact of market value changes on derivatives.
This variance was partially offset by:
•more unfavorable impacts from changes in the market value of equity securities; and
•lower underwriting results primarily driven by unfavorable morbidity experience.
Other Divested and Run-off Businesses. Results increased $95 million, primarily reflecting:
•favorable results related to the Full Service Retirement business, primarily reflecting accelerated deferred gain amortization resulting from policy novations; and
•higher results related to Assurance IQ driven by favorable Medicare business performance.

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

As of March 31, 2026, the excess of actual cumulative earnings over the expected cumulative earnings was $1,487 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of March 31, 2026, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,407 million at March 31, 2026, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
U.S. GAAP results:
Revenues	$879	$820
Benefits and expenses	890	842
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(11)	$(22)

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $11 million, primarily reflecting higher net investment activity results, driven by:
•higher net investment income from non-coupon and fixed income investments;
•lower realized investment losses, primarily driven by favorable changes in the market value of derivatives, partially offset by higher losses from the sale of fixed income securities; and
•higher other income, primarily driven by less unfavorable changes in the market value of equity securities.
As a result of these and other factors, a $148 million reduction in the policyholder dividend obligation was recorded in the first three months of 2026, compared to a $245 million reduction in the first three months of 2025.

Revenues increased $59 million, primarily reflecting:
•higher net investment income;
•lower realized investment losses; and
•higher other income, as discussed above.

Benefits and expenses increased $48 million, primarily reflecting:
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
•Taxes on income;
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters; and
•Reinsurance.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations, and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2026, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information regarding these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2026, the Company had $49.6 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2026	December 31, 2025
	(in millions)
Equity(1)	$35,425	$35,515
Junior subordinated debt (including hybrid securities)	7,596	7,595
Other capital debt	6,560	6,500
Total capital	$49,581	$49,610
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

PICA’s RBC ratio as of December 31, 2025, its most recent statutory fiscal year-end and RBC reporting date, was 415%. PICA’s RBC ratio is calculated on a consolidated basis and included Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2025, the most recent date for which this information is available, and represents the final reporting period for which solvency margin ratios are presented as Japan transitions to the Economic Solvency Ratio framework, as described below.

Ratio
Prudential of Japan consolidated(1)	769%
Gibraltar Life consolidated(2)	926%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

The Japanese Financial Services Agency (“FSA”) has implemented a new market-based replacement to the solvency margin ratio framework entitled the Economic Solvency Ratio (“ESR”) that applies to our Japanese insurance subsidiaries. The ESR became effective in April 2025, for reporting as of March 31, 2026, with disclosure under the new framework required later in 2026.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2025, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026. In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including compliance with applicable laws and any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the periods indicated:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2026	$1.40	$496	2.4	$250

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

As of March 31, 2026, Prudential Financial had highly liquid assets with a carrying value totaling $4,477 million, a decrease of $256 million from December 31, 2025. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,712 million as of March 31, 2026, a decrease of $105 million from December 31, 2025.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$3,817	$4,641
Dividends and/or returns of capital from subsidiaries(1)	790	606
Affiliated (borrowings)/loans - (capital activities)(2)	102	11
Capital contributions to subsidiaries(3)	(107)	(16)
Total Business Capital Activity(4)	785	601
Share repurchases(5)	(246)	(246)
Common Stock dividends(6)	(502)	(491)
Total Share Repurchases, Dividends and Business Disposition Activity	(748)	(737)
Proceeds from the issuance of debt(7)	58	794
Repayments of debt	(500)	(2)
Total Debt Activity	(442)	792
Net interest expense	(374)	(340)
Affiliated (borrowings)/loans - (operating activities)(8)	188	(94)
Tax cash flows(4)	420	29
Other corporate cash flows(4)	(9)	(51)
Share issuances for employee stock purchases and other(4)	75	79
Total Other Activity	300	(377)
Net increase/(decrease) in highly liquid assets	(105)	279
Highly Liquid Assets, end of period	$3,712	$4,920
__________
(1)2026 includes $700 million from PICA and $90 million from PGIM subsidiaries. 2025 includes $500 million from Individual Life insurance captives, $53 million from international insurance subsidiaries and $53 million from PGIM subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2026 includes $102 from international insurance subsidiaries. 2025 includes $11 million from captive reinsurance subsidiaries.
(3)2026 includes capital contributions of $107 million to international subsidiaries. 2025 includes capital contributions of $10 million to other subsidiaries and $6 million to PICA.
(4)2026 “Total Business Capital Activity” includes segment inflows of $898 million from U.S. Businesses, $281 million from International Businesses, $111 million from PGIM, and outflows of $505 million to Corporate and Other operations. 2025 “Total Business Capital Activity” includes segment inflows of $508 million from U.S. Businesses, $137 million from PGIM, $117 million from International Businesses, and outflows of $161 million to Corporate and Other operations. In addition, Corporate & Other operations had net inflows of $486 million and $57 million, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Includes $58 million and $50 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA in 2026 and 2025, respectively.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2026, Prudential Financial received dividends of $700 million from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first three months of 2026, Prudential Financial did not receive dividends from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2026, Prudential Financial received dividends of $90 million from PGIM subsidiaries.

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

See Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for information regarding specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2026
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$5.9	$1.1	$3.5	$10.5	$11.5
Fixed maturity investments(2):
High or highest quality	127.4	26.0	51.4	204.8	203.6
Other than high or highest quality	7.7	2.1	3.0	12.8	13.0
Subtotal	135.1	28.1	54.4	217.6	216.6
Public equity securities, at fair value	2.6	1.5	4.0	8.1	6.3
Total	$143.6	$30.7	$61.9	$236.2	$234.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	March 31, 2026
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$0.7	$3.6	$3.7	$8.0	$9.1
Fixed maturity investments(3):
High or highest quality(4)	22.9	43.0	30.7	96.6	97.8
Other than high or highest quality	0.4	0.4	4.0	4.8	4.6
Subtotal	23.3	43.4	34.7	101.4	102.4
Public equity securities	4.1	1.0	0.3	5.4	5.5
Total	$28.1	$48.0	$38.7	$114.8	$117.0
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2026, $51.9 billion, or 54%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with variable annuities

For the portion of our U.S. Legacy Products’ variable annuities ALM strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. This portion of our ALM strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. For a full discussion of our U.S. Legacy Products’ variable annuities risk management strategy, see “—Results of Operations by Segment—U.S. Legacy Products.”

The hedging portion of our U.S. Legacy Products’ ALM strategy may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis.

We hold both internal and external hedges primarily to hedge our USD-equivalent equity. These hedges also mitigate volatility in the solvency measures of yen-based subsidiaries resulting from changes in the market value of their USD-denominated investments hedging our USD-equivalent equity attributable to changes in the yen-USD exchange rate.

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

	Three Months Ended March 31,
Cash Settlements Received (Paid):	2026	2025
	(in millions)
Internal Hedges(1)	$136	$109
External Hedges(2)	(156)	46
Total Cash Settlements	$(20)	$155

Assets (Liabilities):	March 31, 2026	December 31, 2025
	(in millions)
Internal Hedges(1)	$1,018	$999
External Hedges(3)	183	97
Total Assets (Liabilities)(4)	$1,201	$1,096
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of ($12) million, primarily denominated in Brazilian real, Chilean peso and Australian Dollar and $3 million, primarily denominated in Brazilian real, Australian dollar and Chilean Peso for the three months ended March 31, 2026 and 2025, respectively.
(3)Includes non-yen related assets (liabilities) of ($80) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar as of March 31, 2026 and ($44) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2025.
(4)As of March 31, 2026, approximately $175 million, $314 million, $313 million and $400 million of the net market values are scheduled to settle in 2026, 2027, 2028, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

There have been no material changes to the liquidity position of our PGIM operations since December 31, 2025.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the FHLBNY, a funding agreement facility with Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	March 31, 2026			December 31, 2025
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$8,223	$2,752	$10,975	$6,802	$2,796	$9,598
Cash collateral for loaned securities	8,705	200	8,905	8,379	321	8,700
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$16,928	$2,952	$19,880	$15,181	$3,117	$18,298
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$16,308	$2,950	$19,258	$13,527	$2,357	$15,884
Weighted average maturity, in days(3)	13	2		7	2
__________
(1)The daily average outstanding balance for the three months ended March 31, 2026 was $11,642 million for PFI excluding the Closed Block division, and $3,090 million for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of March 31, 2026, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $93.3 billion, of which $18.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2026, we believe approximately $32.2 billion of the remaining eligible assets are readily lendable, including approximately $27.7 billion relating to PFI excluding the Closed Block division, of which $10.5 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.5 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2026, total short-term and long-term debt of the Company on a consolidated basis was $19.8 billion, a decrease of $0.5 billion from December 31, 2025. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2026			December 31, 2025
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$849	$874	$25	$849	$874
Current portion of long-term debt	36	0	36	536	0	536
Subtotal	61	849	910	561	849	1,410
General obligation long-term debt:
Senior debt	10,884	0	10,884	10,823	0	10,823
Junior subordinated debt	7,557	39	7,596	7,555	40	7,595
Surplus notes(1)	0	0	0	0	0	0
Subtotal	18,441	39	18,480	18,378	40	18,418
Total general obligations	18,502	888	19,390	18,939	889	19,828
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	36	36	0	33	33
Long-term debt	0	402	402	0	438	438
Total limited and non-recourse borrowings	0	438	438	0	471	471
Total borrowings	$18,502	$1,326	$19,828	$18,939	$1,360	$20,299
__________
(1)Amounts are net of assets under set-off arrangements of $15,844 million and $15,744 million as of March 31, 2026 and December 31, 2025, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Reinsurance Ltd (“Somerset Re”) in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $218 million and $216 million as of March 31, 2026 and December 31, 2025, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $220 million and $255 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Prudential Financial’s consolidated borrowings decreased $0.5 billion from December 31, 2025. In March 2026, the company paid, at maturity, $500 million in aggregate principal amount of 1.50% medium-term notes.

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $500 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly owned subsidiary of the Company. As of March 31, 2026, $381 million in principal amount of these surplus notes and credit-linked notes were outstanding. The PICA surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval. PICA holds these credit-linked notes as assets supporting statutory requirements and can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting PICA. Under the agreements, the external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. To date, no such payments under these credit-linked notes have been required. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2026, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,760 million was outstanding and matures in 2044, as compared to an aggregate issuance capacity of $8,000 million, of which $7,660 was outstanding, as of December 31, 2025. In addition, we use Credit-Linked Note Structures to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of our financial strength and credit ratings and their impact on our business.

On May 4th, 2026, Fitch announced that they revised the ratings outlook of Prudential Financial Inc. and its subsidiaries from Stable to Ratings Watch Negative.

There have been no other significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2025.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	March 31, 2026
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$215,536	53.4%	$18,588	$4,528	$238,652
Private, available-for-sale, at fair value	79,694	19.7	9,776	2,301	91,771
Fixed maturities, trading, at fair value	5,099	1.3	541	9,273	14,913
Assets supporting experience-rated contractholder liabilities, at fair value	4,781	1.2	0	0	4,781
Equity securities, at fair value	10,684	2.6	1,494	0	12,178
Commercial mortgage and other loans, at book value, net of allowance	56,436	14.0	7,450	301	64,187
Policy loans, at outstanding balance	6,803	1.7	3,185	0	9,988
Other invested assets, net of allowance(1)	18,051	4.5	4,706	1,995	24,752
Short-term investments, net of allowance	6,633	1.6	264	17	6,914
Total general account investments	403,717	100.0%	46,004	18,415	468,136
Invested assets of other entities and operations(2)	5,988		0	0	5,988
Total investments	$409,705		$46,004	$18,415	$474,124

	December 31, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,796	53.6%	$18,833	$4,576	$238,205
Private, available-for-sale, at fair value	80,634	20.2	10,049	2,217	92,900
Fixed maturities, trading, at fair value	4,818	1.2	581	9,049	14,448
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	1.2	0	0	4,842
Equity securities, at fair value	8,922	2.2	1,593	0	10,515
Commercial mortgage and other loans, at book value, net of allowance	56,195	14.0	7,463	263	63,921
Policy loans, at outstanding balance	6,741	1.7	3,217	0	9,958
Other invested assets, net of allowance(1)	17,684	4.4	4,532	1,850	24,066
Short-term investments, net of allowance	6,078	1.5	255	71	6,404
Total general account investments	400,710	100.0%	46,523	18,026	465,259
Invested assets of other entities and operations(2)	5,260		0	0	5,260
Total investments	$405,970		$46,523	$18,026	$470,519
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first three months of 2026 was primarily due to net business inflows, partially offset by a net increase in U.S. and Japan interest rates and the translation impact of the U.S. dollar strengthening against the yen. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2026 and December 31, 2025, 39%, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2026	December 31, 2025
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$101,777	$102,061
Private, available-for-sale, at fair value	20,607	21,284
Fixed maturities, trading, at fair value	575	551
Assets supporting experience-rated contractholder liabilities, at fair value	4,781	4,842
Equity securities, at fair value	1,636	1,652
Commercial mortgage and other loans, at book value, net of allowance	14,247	14,487
Policy loans, at outstanding balance	2,698	2,708
Other invested assets(1)	6,573	6,357
Short-term investments, net of allowance	2,698	2,166
Total Japanese general account investments	$155,592	$156,108
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2026 was primarily due to an increase in Japan and U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by net business inflows.

As of March 31, 2026, our Japanese insurance operations had $98.2 billion, at carrying value, of investments denominated in U.S. dollars, including $2.3 billion that were hedged to yen through third-party derivative contracts and $88.1 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2025, our Japanese insurance operations had $95.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third-party derivative contracts and $86.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $2.5 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2025 was primarily attributable to portfolio growth as a result of net business inflows, partially offset by a net increase in U.S. interest rates.

Our Japanese insurance operations had $1.8 billion and $1.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2026 and December 31, 2025, respectively. The $0.1 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2025 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2026
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.62%	$2,501	3.41%	$1,201	4.63%	$3,702	$357	$189	$4,248
Assets supporting experience-rated contractholder liabilities	0.00	0	1.22	15	1.22	15	0	0	15
Equity securities	2.31	47	2.45	10	2.33	57	8	0	65
Commercial mortgage and other loans	4.93	514	3.81	136	4.64	650	81	4	735
Policy loans	4.93	50	3.78	25	4.47	75	48	(1)	122
Short-term investments and cash equivalents	4.98	154	4.17	46	4.77	200	12	2	214
Gross investment income	5.34	3,266	3.39	1,433	4.54	4,699	506	194	5,399
Investment expenses	(0.20)	(218)	(0.12)	(84)	(0.16)	(302)	(53)	0	(355)
Investment income after investment expenses	5.14%	3,048	3.27%	1,349	4.38%	4,397	453	194	5,044
Other invested assets(3)		177		146		323	77	187	587
Investment results of other entities and operations(4)		34		0		34	0	0	34
Total net investment income		$3,259		$1,495		$4,754	$530	$381	$5,665

	Three Months Ended March 31, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.41%	$2,219	3.18%	$1,094	4.38%	$3,313	$358	$191	$3,862
Assets supporting experience-rated contractholder liabilities	0.00	0	1.30	12	1.30	12	0	0	12
Equity securities	2.09	28	2.14	9	2.10	37	7	0	44
Commercial mortgage and other loans	4.73	449	3.82	151	4.46	600	83	5	688
Policy loans	4.98	48	3.83	25	4.51	73	53	(1)	125
Short-term investments and cash equivalents	5.15	193	3.96	37	4.93	230	12	1	243
Gross investment income	5.19	2,937	3.21	1,328	4.35	4,265	513	196	4,974
Investment expenses	(0.18)	(201)	(0.13)	(82)	(0.16)	(283)	(60)	(1)	(344)
Investment income after investment expenses	5.01%	2,736	3.08%	1,246	4.19%	3,982	453	195	4,630
Other invested assets(3)		143		142		285	40	155	480
Investment results of other entities and operations(4)		20		0		20	0	0	20
Total net investment income		$2,899		$1,388		$4,287	$493	$350	$5,130
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
(5)The total yield excluding Funds Withheld was 4.39% and 4.21% for the three months ended March 31, 2026 and 2025, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily the result of higher fixed income reinvestment rates.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
PFI excluding Closed Block Division and Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(49)	$70
Write-downs on fixed maturities(1)	(157)	(98)
Net gains (losses) on sales and maturities	(411)	68
Fixed maturity securities(2)	(617)	40
(Addition to) release of allowance for credit losses on loans	(23)	(42)
Write-downs on mortgage and other loans	(3)	(8)
Net gains (losses) on sales and maturities	1	0
Commercial mortgage and other loans	(25)	(50)
Derivatives	268	(279)
OTTI losses on other invested assets recognized in earnings	(8)	(12)
(Addition to) release of allowance for credit losses on other invested assets	(6)	0
Other net gains (losses)	12	(5)
Other	(2)	(17)
Subtotal	(376)	(306)
Investment results of other entities and operations(3)	40	23
Subtotal — PFI excluding Closed Block Division and Funds Withheld	$(336)	$(283)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(6)	$13
Write-downs on fixed maturities(1)	(8)	(16)
Net gains (losses) on sales and maturities	(49)	(33)
Fixed maturity securities(2)	(63)	(36)
(Addition to) release of allowance for credit losses on loans	6	(17)
Write-downs on mortgage loans	0	0
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	6	(17)
Derivatives	34	(20)
(Addition to) release of allowance for credit losses on other invested assets	(5)	0
Other net gains (losses)	0	16
Other	(5)	16
Subtotal — Closed Block Division	$(28)	$(57)
Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(11)	$(3)
Write-downs on fixed maturities(1)	0	(5)
Net gains (losses) on sales and maturities	(54)	(61)
Fixed maturity securities(2)	(65)	(69)
Commercial mortgage and other loans	0	0
Derivatives	234	(165)
Other net gains (losses)	(169)	(156)
Other	(169)	(156)
Subtotal — Funds Withheld	$0	$(390)
PFI realized investment gains (losses), net	$(364)	$(730)

_________
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

Net losses on sales and maturities of fixed maturity securities were $411 million for the first quarter of 2026 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net gains on sales and maturities of fixed maturity securities were $68 million for the first quarter of 2025 primarily driven by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”) and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales in a higher interest rate environment.

Net realized gains on derivative instruments of $268 million for the first quarter of 2026 primarily included:
•$185 million of gains on total return swaps primarily driven by declining equity markets; and
•$88 million of gains on foreign currency hedges primarily driven by U.S. dollar appreciation versus foreign currencies.

Net realized losses on derivative instruments of $279 million for the first quarter of 2025 primarily included:
•$237 million of losses on product-related hedge positions and embedded derivatives driven by declining equity markets; and
•$166 million of losses on foreign currency hedges driven by U.S. dollar depreciation versus foreign currencies.
Partially offsetting these losses were:
•$51 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates.

For a discussion of living benefit guarantees and related hedge positions in our U.S. Legacy business, see “—Results of Operations by Segment—U.S. Legacy Products” above.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2026					December 31, 2025
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$47,993	$497	$3,187	$1	$45,302	$47,215	$818	$2,581	$2	$45,450
Consumer non-cyclical	34,038	494	3,128	3	31,401	33,622	679	2,752	4	31,545
Utility	31,714	534	2,798	22	29,428	31,576	797	2,405	21	29,947
Capital goods	20,955	346	1,240	11	20,050	21,194	560	1,045	2	20,707
Consumer cyclical	13,361	258	592	41	12,986	12,645	384	465	30	12,534
Foreign agencies	1,759	19	162	0	1,616	1,692	25	126	0	1,591
Energy	13,915	253	773	19	13,376	13,336	349	628	8	13,049
Communications	6,983	158	556	24	6,561	6,607	210	487	23	6,307
Basic industry	7,832	134	525	20	7,421	8,021	217	467	20	7,751
Transportation	12,646	261	857	28	12,022	12,704	406	739	19	12,352
Technology	7,783	112	405	26	7,464	7,136	168	344	19	6,941
Industrial other	5,352	39	878	4	4,509	5,200	56	795	4	4,457
Total corporate securities	204,331	3,105	15,101	199	192,136	200,948	4,669	12,834	152	192,631
Foreign government(2)	60,193	274	13,292	0	47,175	61,928	474	12,324	0	50,078
Residential mortgage-backed(3)	6,259	22	174	0	6,107	5,103	38	149	0	4,992
Asset-backed	19,325	192	52	2	19,463	17,098	214	19	1	17,292
Commercial mortgage-backed	7,128	40	212	0	6,956	6,813	71	192	0	6,692
U.S. Government	22,594	472	4,261	0	18,805	22,520	655	4,382	0	18,793
State & Municipal	5,013	98	523	0	4,588	5,315	131	494	0	4,952
Total fixed maturities, available-for-sale	$324,843	$4,203	$33,615	$201	$295,230	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of March 31, 2026 and December 31, 2025, based on amortized cost, 88% and 89% represent Japanese government bonds held by our Japanese insurance operations, respectively. As of March 31, 2026, no individual country accounted for more than 7% of the balance, and as of December 31, 2025, no country represented more than 6%.
(3)As of March 31, 2026 and December 31, 2025, based on amortized cost, 97% and 96% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2025 to March 31, 2026 was primarily due to the net impact of increases in U.S. and Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	March 31, 2026					December 31, 2025
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$207,192	$2,006	$26,667	$0	$182,531	$205,414	$2,921	$24,708	$0	$183,627
2	97,456	1,763	5,986	1	93,232	94,638	2,684	4,913	0	92,409
Subtotal High or Highest Quality Securities(4)	304,648	3,769	32,653	1	275,763	300,052	5,605	29,621	0	276,036
3	13,753	314	794	26	13,247	13,186	476	656	19	12,987
4	4,947	55	121	0	4,881	4,448	98	61	22	4,463
5	1,163	30	38	56	1,099	1,708	38	45	51	1,650
6	332	35	9	118	240	331	35	11	61	294
Subtotal Other Securities(5) (6)	20,195	434	962	200	19,467	19,673	647	773	153	19,394
Total fixed maturities, available-for-sale	$324,843	$4,203	$33,615	$201	$295,230	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.

(2)As of March 31, 2026 and December 31, 2025, 1,826 securities with amortized cost of $11,119 million (fair value, $10,928 million) and 1,482 securities with amortized cost of $9,683 million (fair value, $9,598 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2026, includes gross unrealized losses of $670 million on public fixed maturities and $292 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2025, includes gross unrealized losses of $579 million on public fixed maturities and $194 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2026, includes $234,728 million of public fixed maturities and $69,920 million of private fixed maturities and, as of December 31, 2025, includes $230,712 million of public fixed maturities and $69,340 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2026, includes $7,618 million of public fixed maturities and $12,577 million of private fixed maturities and, as of December 31, 2025, includes $7,277 million of public fixed maturities and $12,396 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2026, securities considered below investment grade based on low issue composite ratings total $17,173 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	March 31, 2026				December 31, 2025
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,545	$8,579	$5,716	$5,670	$7,736	$7,786	$5,422	$5,418
AA	7,601	7,658	1,402	1,276	6,562	6,623	1,385	1,268
A	2,022	2,032	1	1	1,981	2,004	1	1
BBB	1,034	1,024	0	0	703	715	0	0
BB and below	123	170	9	9	116	164	5	5
Total(3)	$19,325	$19,463	$7,128	$6,956	$17,098	$17,292	$6,813	$6,692
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	March 31, 2026		December 31, 2025
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,375	$6,400	$5,727	$5,757
AA	6,030	6,090	5,017	5,076
A	35	34	35	35
BBB	25	25	26	26
BB and below	17	16	18	18
Total(2)(3)	$12,482	$12,565	$10,823	$10,912
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both March 31, 2026 and December 31, 2025.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
Commercial mortgage and agricultural property loans	$53,599	$54,198
Residential mortgage loans	2,414	1,632
Uncollateralized loans	165	171
Other collateralized loans	679	591
Total recorded investment gross of allowance(1)	56,857	56,592
Allowance for credit losses	(421)	(397)
Total commercial mortgage and other loans, net	$56,436	$56,195
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both March 31, 2026 and December 31, 2025.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	March 31, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,259	34.1%	$18,633	34.5%
South Atlantic	9,116	17.0	9,241	17.1
Middle Atlantic	6,353	11.9	6,358	11.7
East North Central	3,475	6.5	3,433	6.3
West South Central	4,938	9.2	5,065	9.4
Mountain	3,128	5.8	2,890	5.3
New England	1,189	2.2	1,190	2.2
West North Central	512	1.0	497	0.9
East South Central	1,192	2.2	1,200	2.2
Subtotal-U.S.	48,162	89.9	48,507	89.6
Europe	3,436	6.4	3,701	6.8
Mexico	882	1.6	882	1.6
Asia	603	1.1	612	1.1
Other	516	1.0	496	0.9
Total commercial mortgage and agricultural property loans	$53,599	100.0%	$54,198	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	March 31, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,180	28.3%	$15,541	28.7%
Retail	4,646	8.7	4,780	8.8
Office	5,471	10.2	5,523	10.2
Apartments/Multi-Family	15,762	29.4	15,781	29.1
Agricultural properties	6,810	12.7	6,959	12.8
Hospitality	1,388	2.6	1,496	2.8
Self-Storage	1,839	3.4	1,889	3.5
Health Care Senior Living	1,547	2.9	1,607	3.0
Other	956	1.8	622	1.1
Total commercial mortgage and agricultural property loans	$53,599	100.0%	$54,198	100.0%

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

As of March 31, 2026, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.31 times and a weighted average loan-to-value ratio of 57%. For those commercial mortgage and agricultural property loans that were originated in 2026, the weighted-average debt service coverage ratio was 1.33 times, and the weighted average loan-to-value ratio was 56%.

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

As of March 31, 2026, 93% of our commercial mortgage, agricultural property and residential mortgage loans were fixed rate loans.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $3.2 billion and $2.7 billion of such loans as of March 31, 2026 and December 31, 2025, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both March 31, 2026 and December 31, 2025, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2026
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,090	$1,205	$548	$28,843
60%-69.99%	13,667	763	264	14,694
70%-79.99%	4,908	257	157	5,322
80% or greater	2,929	399	1,412	4,740
Total commercial mortgage and agricultural property loans	$48,594	$2,624	$2,381	$53,599

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	March 31, 2026
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2026	$834	1.6%
2025	6,792	12.7
2024	7,302	13.6
2023	5,377	10.0
2022	3,945	7.4
2021	6,294	11.7
2020	2,849	5.3
2019 & Prior	20,006	37.3
Revolving Loans	200	0.4
Total commercial mortgage and agricultural property loans	$53,599	100.0%

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

As of March 31, 2026 more than 99% of the loans are currently performing. As December 31, 2025, all of the loans were performing.

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

The following table sets forth the balance of and changes in the allowance for credit losses for our commercial mortgage and other loans, as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
Allowance, beginning of year	$397	$468
Addition to (release of) allowance for credit losses	23	133
Write-downs charged against the allowance	0	(205)
Other	1	1
Allowance, end of period	$421	$397

The allowance for credit losses as of March 31, 2026 increased in comparison to December 31, 2025 primarily related to additions to loan-specific reserves for a commercial mortgage loan within the retail sector, an agricultural property loan and an uncollateralized loan, partially offset by a net decrease in the general reserve.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,809	$1,185	$47	$2,947	$1,464	$1,248	$7	$2,705
Other common stocks	7,205	665	231	7,639	5,486	737	92	6,131
Non-redeemable preferred stocks	79	36	17	98	68	36	18	86
Total equity securities, at fair value	$9,093	$1,886	$295	$10,684	$7,018	$2,021	$117	$8,922

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(297) million and $(160) million during the three months ended March 31, 2026 and 2025, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,366	$7,400
Hedge funds	2,190	2,139
Real estate-related(1)	1,731	1,591
Subtotal equity method	11,287	11,130
Fair value:
Private equity	536	577
Hedge funds	1,164	1,197
Real estate-related	437	434
Subtotal fair value	2,137	2,208
Total LPs/LLCs	13,424	13,338
Real estate held through direct ownership(1)	1,616	1,572
Total alternative assets	15,040	14,910
Credit-like instruments(2)	2,150	1,777
Derivative instruments	(102)	60
Other(3)	963	937
Total other invested assets	$18,051	$17,684

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	March 31, 2026	December 31, 2025
	(in millions)
Total alternative assets	$15,040	$14,910
Less: Divested Businesses(4)	(821)	(824)
Less: Interests held by unaffiliated investors(5)	(1,464)	(1,393)
Total alternative assets of operating businesses	$12,755	$12,693
__________
(1)As of March 31, 2026 and December 31, 2025, investment real estate held through direct ownership had mortgage debt of $218 million and $217 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.” As of March 31, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position were $341 million and $283 million, respectively.
(3)Primarily includes equity investments accounted for under the measurement alternative, tax advantaged investments, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(4)As of March 31, 2026 and December 31, 2025, interests held by Divested Businesses include private equity of $505 million and $521 million, hedge funds of $145 million and $145 million, real estate-related of $167 million and $154 million and investment real estate held through direct ownership of $4 million and $4 million, respectively.
(5)As of March 31, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated into the Consolidated Statements of Financial Position include, investment real estate held through direct ownership of $967 million and $923 million, hedge funds of $182 million and $160 million and real estate-related of $315 million and $310 million, respectively.

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

	March 31, 2026	December 31, 2025
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$165	$162
Private, available-for-sale, at fair value	263	188
Fixed maturities, trading, at fair value(1)	918	421
Equity securities, at fair value	374	457
Commercial mortgage and other loans, at fair value	1,225	794
Other invested assets	3,040	3,228
Short-term investments	3	10
Total investments	$5,988	$5,260
__________
(1)As of March 31, 2026 and December 31, 2025, balances include investments in CLOs with fair value of $82 million and $76 million, respectively.

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

	As of March 31, 2026
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$295,658	$12,020	$28,364	$1,152	$6,829	$199
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	915	0	0	0	0	0
Equity securities	3,866	0	0	0	0	0
Subtotal	4,781	0	0	0	0	0
Market risk benefit assets	2,166	2,166	0	0	0	0
Fixed maturities, trading	6,017	883	541	24	9,273	2,008
Equity securities	11,058	532	1,494	36	0	0
Commercial mortgage and other loans	1,225	0	0	0	270	270
Other invested assets(2)	2,587	1,134	0	0	9	0
Short-term investments	6,105	33	169	11	17	0
Cash equivalents	8,139	0	717	0	410	0
Reinsurance recoverables and deposit receivables	(57)	0	0	0	802	452
Separate account assets	161,405	210	0	0	0	0
Total assets	$499,084	$16,978	$31,285	$1,223	$17,610	$2,929
Market risk benefit liabilities	$5,000	$5,000	$0	$0	$0	$0
Policyholders’ account balances	17,590	17,590	0	0	0	0
Reinsurance and funds withheld payables	(27)	0	0	0	105	0
Other liabilities(2)	6,401	0	0	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,330	1,330	0	0	0	0
Total liabilities	$30,294	$23,920	$0	$0	$105	$0

	As of December 31, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$295,781	$10,802	$28,882	$1,073	$6,792	$123
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	896	0	0	0	0	0
Equity securities	3,946	0	0	0	0	0
Subtotal	4,842	0	0	0	0	0
Market risk benefit assets	2,330	2,330	0	0	0	0
Fixed maturities, trading	5,239	480	581	17	9,049	1,816
Equity securities	9,379	577	1,593	49	0	0
Commercial mortgage and other loans	793	0	0	0	263	263
Other invested assets(2)	2,728	1,087	1	1	31	0
Short-term investments	5,551	1	158	0	72	0
Cash equivalents	11,685	0	737	0	416	0
Reinsurance recoverables and deposit receivables	(50)	0	0	0	623	367
Separate account assets	168,745	211	0	0	0	0
Total assets	$507,023	$15,488	$31,952	$1,140	$17,246	$2,569
Market risk benefit liabilities	$4,623	$4,623	$0	$0	$0	$0
Policyholders’ account balances	18,799	18,799	0	0	0	0
Reinsurance and funds withheld payables	(20)	0	0	0	194	0
Other liabilities(2)	6,211	0	0	0	4	0
Notes issued by consolidated variable interest entities (“VIEs”)	767	767	0	0	0	0
Total liabilities	$30,380	$24,189	$0	$0	$198	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 3.4%, 3.9%, and 16.6%, respectively, as of March 31, 2026, and 3.1%, 3.6%, and 14.9%, respectively, as of December 31, 2025.
(2)“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately 14% of public fixed maturities as of March 31, 2026, with values primarily based on indicative broker quotes, and approximately 86% of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information regarding the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes

For information regarding income taxes, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2026, there have been no material changes in our economic exposure to market risk from December 31, 2025, a description of which may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” See “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2026, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2026 through January 31, 2026	780,512	$113.25	736,468
February 1, 2026 through February 28, 2026	1,642,362	$101.32	807,063
March 1, 2026 through March 31, 2026	895,790	$95.15	875,850
Total	3,318,664		2,419,381	$750,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In December 2025, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026.

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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 12, 2023. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2023 Current Report on Form 8-K.

10.1	The Third Amendment to the Prudential Severance Plan, dated March 25, 2026.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
*    This exhibit is a management contract or compensatory plan or arrangement.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
PLNJ	Pruco Life Insurance Company of New Jersey

Defined Terms

Allstate	The Allstate Corporation	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	PGIM India	PGIM operations in India
Board	Prudential Financial’s Board of Directors	Prismic	Prismic Life Holding Company LP
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products	Prismic Re	Prismic Life Reinsurance, Ltd.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	Resolution Re	Resolution Re, Ltd.
Farmer Mac	Federal Agricultural Mortgage Corporation	S&P	Standard & Poor’s Rating Services
Fitch	Fitch Ratings Inc.	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Star and Edison Businesses
AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (former subsidiaries of American International Group, Inc., or AIG), collectively

Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Talcott Resolution	Talcott Resolution Life Insurance Company
Hartford Financial	Hartford Financial Services Group, Inc.	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Moody’s	Moody’s Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited
Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents

Acronyms

ACL	Allowance for Credit Losses	GMWB	Guaranteed Minimum Withdrawal Benefits
AIR	Additional Insurance Reserves	HDI	Highest Daily Lifetime Income
ALM	Asset Liability Management	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AOCI	Accumulated Other Comprehensive Income (Loss)	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASC	Accounting Standards Codification	MRBs	Market Risk Benefits
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
AUD	Australian Dollar	NAV	Net Asset Value
bps	Basis Points	NCTI	Net Controlled Foreign Corporation Tested Income
CECL	Current Expected Credit Loss	NJDOBI	New Jersey Department of Banking and Insurance
CLO	Collateralized Loan Obligations	NPR	Non-Performance Risk
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income (Loss)
DAC	Deferred Policy Acquisition Costs	OECD	Organization of Economic Cooperation and Development
DPL	Deferred Profit Liability	OTC	Over-The-Counter
DRG	Deferred Reinsurance Gains	OTTI	Other-Than-Temporary Impairments
DRL	Deferred Reinsurance Losses	PALAC	Prudential Annuities Life Assurance Corporation
DSI	Deferred Sales Inducements	PDI	Prudential Defined Income
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	POT	The Prudential Life Insurance Company of Taiwan Inc.
ESR	Economic Solvency Ratio	PTE	Prohibited Transaction Class Exemptions
FABN	Funding Agreement-Backed Notes	RAF	Risk Appetite Framework
FACP	Funding Agreement-Backed Commercial Paper	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FHLBNY	Federal Home Loan Bank of New York	SOFR	Secured Overnight Financing Rate
FLIAC	Fortitude Life Insurance and Annuity Company	SVO	Securities Valuation Office
FSA	Financial Services Agency (an agency of the Japanese government)	TBA	To-Be-Announced
GICs	Guaranteed Investment Contracts	U.S.	The United States of America
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMAB	Guaranteed Minimum Accumulation Benefits	USD	U.S. Dollar
GMDB	Guaranteed Minimum Death Benefits	VIEs	Variable Interest Entities
GMIB	Guaranteed Minimum Income Benefits	VOBA	Value of Business Acquired
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 6, 2026