Form 10-Q
period 2026-06-30
PRUDENTIAL FINANCIAL INC
filed 2026-08-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from              to

Commission File Number 001-16707

Prudential Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
751 Broad Street
Newark, NJ 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	PRU	New York Stock Exchange
5.950% Junior Subordinated Notes	PRH	New York Stock Exchange
5.625% Junior Subordinated Notes	PRS	New York Stock Exchange
4.125% Junior Subordinated Notes	PFH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, 345 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including any statements regarding the company’s strategy, objectives, goals, priorities, expectations, plans, initiatives, or anticipated future performance and the estimated financial impacts, outcomes and consequences of the investigation into and remediation of employee misconduct in Japan, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions; and (16) uncertainty regarding the estimated financial impacts, outcome and consequences of the investigation into and remediation of employee misconduct in Japan, including the duration of the suspension of sales (see “Management’s Discussion and Analysis—Results of Operations by Segment—International Businesses” for more information). Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2026 and December 31, 2025 (in millions, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2026-$196; 2025-$183) (amortized cost: 2026-$364,941; 2025-$357,996)(1)	$333,526	$331,455
Fixed maturities, trading, at fair value (amortized cost: 2026-$17,658; 2025-$15,536)(1)	16,758	14,869
Assets supporting experience-rated contractholder liabilities, at fair value	5,405	4,842
Equity securities, at fair value (cost: 2026-$11,503; 2025-$8,303)(1)	14,389	10,972
Commercial mortgage and other loans (net of $505 and $469 allowance for credit losses; includes $959 and $1,056 of loans measured at fair value under the fair value option at June 30, 2026 and December 31, 2025, respectively)(1)	65,985	64,715
Policy loans	9,984	9,958
Other invested assets (net of $2 and $2 allowance for credit losses; includes $9,114 and $8,286 of assets measured at fair value at June 30, 2026 and December 31, 2025, respectively)(1)	28,574	27,294
Short-term investments (net of allowance for credit losses: 2026-$10; 2025-$0)	7,216	6,414
Total investments	481,837	470,519
Cash and cash equivalents(1)	15,162	19,712
Accrued investment income(1)	3,758	3,636
Deferred policy acquisition costs	21,880	21,530
Value of business acquired	366	397
Market risk benefit assets	2,430	2,330
Reinsurance recoverables and deposit receivables (net of $14 and $14 allowance for credit losses; includes $709 and $573 of embedded derivatives at fair value at June 30, 2026 and December 31, 2025, respectively)(2)	44,218	44,077
Income tax assets	37	279
Other assets (net of $4 and $1 allowance for credit losses; includes $0 and $0 of assets at fair value at June 30, 2026 and December 31, 2025, respectively)(1)(2)	14,916	15,009
Separate account assets	198,950	196,251
TOTAL ASSETS	$783,554	$773,740
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$260,944	$266,914
Policyholders’ account balances	202,223	191,307
Market risk benefit liabilities	4,731	4,623
Policyholders’ dividends	1,002	1,272
Securities sold under agreements to repurchase	10,069	9,598
Cash collateral for loaned securities	9,236	8,700
Reinsurance and funds withheld payables (includes $166 and $174 of embedded derivatives at fair value at June 30, 2026 and December 31, 2025, respectively)(2)	19,864	18,844
Short-term debt	955	1,443
Long-term debt	19,663	18,856
Other liabilities (includes $16 and $16 allowance for credit losses and $5,759 and $6,215 of derivatives at fair value at June 30, 2026 and December 31, 2025, respectively)(1)	17,313	17,692
Notes issued by consolidated variable interest entities (includes $1,807 and $767 measured at fair value under the fair value option at June 30, 2026 and December 31, 2025, respectively)(1)	4,017	2,659
Separate account liabilities	198,950	196,251
Total liabilities	748,967	738,159
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,652	2,794
Total mezzanine equity	2,652	2,794
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2026 and December 31, 2025)	6	6
Additional paid-in capital	25,892	26,013
Common Stock held in treasury, at cost (321,092,506 and 318,361,498 shares at June 30, 2026 and December 31, 2025, respectively)	(25,685)	(25,335)
Accumulated other comprehensive income (loss)(2)	(4,060)	(3,077)
Retained earnings	35,424	34,831
Total Prudential Financial, Inc. equity	31,577	32,438
Noncontrolling interests	358	349
Total equity	31,935	32,787
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$783,554	$773,740
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2026 and 2025 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Premiums (includes $290 and $97, $295 and $98 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, respectively)(1)	$6,880	$6,982	$15,242	$13,982
Policy charges and fee income	1,247	1,249	2,379	2,406
Net investment income	5,783	5,226	11,448	10,356
Asset management and service fees(1)	1,019	982	2,015	1,966
Other income (loss)(1)	2,369	1,412	2,399	1,692
Realized investment gains (losses), net(1)	(1,566)	(1,699)	(1,930)	(2,429)
Change in value of market risk benefits, net of related hedging gains (losses)	(71)	(426)	(366)	(777)
Total revenues	15,661	13,726	31,187	27,196
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	7,751	8,181	17,284	16,321
Change in estimates of liability for future policy benefits(1)	513	(175)	552	(225)
Interest credited to policyholders’ account balances	1,974	1,138	3,083	1,963
Dividends to policyholders	478	259	710	404
Amortization of deferred policy acquisition costs(1)	430	407	841	814
General and administrative expenses(1)	3,337	3,176	6,806	6,259
Total benefits and expenses	14,483	12,986	29,276	25,536
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,178	740	1,911	1,660
Total income tax expense (benefit)	218	195	347	402
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	960	545	1,564	1,258
Equity in earnings of joint ventures and other operating entities, net of taxes	76	21	78	50
NET INCOME (LOSS)	1,036	566	1,642	1,308
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	51	33	60	68
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$985	$533	$1,582	$1,240
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$2.81	$1.49	$4.50	$3.46
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$2.80	$1.48	$4.48	$3.44
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2026 and 2025 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$1,036	$566	$1,642	$1,308
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(101)	400	(170)	786
Net unrealized investment gains (losses)	454	(1,394)	(4,282)	(1,621)
Interest rate remeasurement of future policy benefits(1)	(890)	1,947	3,545	3,983
Gain (loss) from changes in non-performance risk on market risk benefits	(193)	5	15	172
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	17	5	35	8
Total	(713)	963	(857)	3,328
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(103)	143	127	538
Other comprehensive income (loss), net of taxes	(610)	820	(984)	2,790
Comprehensive income (loss)	426	1,386	658	4,098
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	51	33	59	68
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$375	$1,353	$599	$4,030
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2026 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2025	$6	$26,013	$34,831	$(25,335)	$(3,077)	$32,438	$349	$32,787	$2,794
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							12	12	213
Distributions to noncontrolling interests							(17)	(17)	(62)
Consolidations (deconsolidations) of noncontrolling interests								0	(345)
Stock-based compensation programs		(65)		125		60		60
Dividends declared on Common Stock			(496)			(496)		(496)
Comprehensive income:
Net income (loss)			597			597	1	598	8
Other comprehensive income (loss), net of tax					(373)	(373)	(1)	(374)
Total comprehensive income (loss)			597		(373)	224	0	224	8
Balance, March 31, 2026	$6	$25,948	$34,932	$(25,461)	$(3,450)	$31,975	$344	$32,319	$2,608
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							24	24	179
Distributions to noncontrolling interests							(15)	(15)	(36)
Consolidations (deconsolidations) of noncontrolling interests								0	(251)
Remeasurement of redeemable noncontrolling interests		(106)				(106)		(106)	106
Stock-based compensation programs		50		28		78		78
Dividends declared on Common Stock			(493)			(493)		(493)
Comprehensive income:
Net income (loss)			985			985	5	990	46
Other comprehensive income (loss), net of tax					(610)	(610)		(610)
Total comprehensive income (loss)			985		(610)	375	5	380	46
Balance, June 30, 2026	$6	$25,892	$35,424	$(25,685)	$(4,060)	$31,577	$358	$31,935	$2,652

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Six Months Ended June 30, 2025 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187	$1,939
				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4	64
Distributions to noncontrolling interests							(21)	(21)	(18)
Consolidations (deconsolidations) of noncontrolling interests							13	13	8
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716	26
Other comprehensive income (loss), net of tax					1,970	1,970		1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686	26
Balance, March 31, 2025	$6	$25,871	$33,408	$(24,661)	$(4,741)	$29,883	$320	$30,203	$2,019
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							1	1	73
Distributions to noncontrolling interests							(10)	(10)	(19)
Consolidations (deconsolidations) of noncontrolling interests							21	21	96
Stock-based compensation programs		56		27		83		83
Dividends declared on Common Stock			(485)			(485)		(485)
Comprehensive income:
Net income (loss)			533			533	(11)	522	44
Other comprehensive income (loss), net of tax					820	820		820
Total comprehensive income (loss)			533		820	1,353	(11)	1,342	44
Balance, June 30, 2025	$6	$25,927	$33,456	$(24,886)	$(3,921)	$30,582	$321	$30,903	$2,213

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,642	$1,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	1,930	2,429
Change in value of market risk benefits, net of related hedging (gains) losses	366	777
Policy charges and fee income	(1,185)	(1,009)
Interest credited to policyholders’ account balances	3,083	1,963
Depreciation and amortization	33	321
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(531)	38
Change in:
Deferred policy acquisition costs(1)	(417)	(657)
Future policy benefits and other insurance liabilities	(301)	89
Reinsurance related-balances(1)	(1,167)	(1,253)
Income taxes	314	(635)
Derivatives, net	2,544	(1,590)
Other, net(1)	(2,957)	(3,125)
Cash flows from (used in) operating activities	3,354	(1,344)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	31,081	20,299
Fixed maturities, trading	2,548	1,445
Assets supporting experience-rated contractholder liabilities	671	733
Equity securities	3,671	4,621
Commercial mortgage and other loans	3,325	3,662
Policy loans	901	956
Other invested assets	1,460	1,519
Short-term investments	20,782	13,632
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(40,567)	(34,918)
Fixed maturities, trading	(4,615)	(2,693)
Assets supporting experience-rated contractholder liabilities	(898)	(1,024)
Equity securities	(6,507)	(2,470)
Commercial mortgage and other loans	(4,974)	(3,809)
Policy loans	(773)	(789)
Other invested assets	(1,652)	(1,586)
Short-term investments	(21,360)	(10,910)
Derivatives, net	(450)	113
Other, net(1)	(90)	(74)
Cash flows from (used in) investing activities	(17,447)	(11,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	19,213	19,940
Policyholders’ account withdrawals	(11,105)	(9,446)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,007	955
Cash dividends paid on Common Stock	(992)	(972)
Net change in financing arrangements (maturities 90 days or less)	20	156
Common Stock acquired	(496)	(496)
Common Stock reissued for exercise of stock options	56	57
Proceeds from the issuance of debt (maturities longer than 90 days)	927	910
Repayments of debt (maturities longer than 90 days)	(612)	(1,194)
Proceeds from notes issued by consolidated VIEs	2,093	192
Repayments of notes issued by consolidated VIEs	(733)	0
Other, net(1)	259	546
Cash flows from (used in) financing activities	9,637	10,648
Effect of foreign exchange rate changes on cash balances	(76)	170
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(4,532)	(1,819)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,749	18,520
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,217	$16,701

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (in millions)

	Six Months Ended June 30,
	2026	2025
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$195	$176
Novation of investment contracts(2)	$1,659	$0
Prismic Re International reinsurance transaction(3):
Net assets transferred, excluding Cash and cash equivalents	$0	$6,069
Deposit assets established for Policyholders’ account balances ceded	0	(6,366)
Unwind of Deferred policy acquisition costs ceded	0	219
Net cash received (paid)	$0	$(78)
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$15,162	$16,638
Restricted cash and restricted cash equivalents (included in “Other assets”)	55	63
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$15,217	$16,701
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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2026, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of June 30, 2026

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturities, available-for-sale, as of the dates indicated:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,516	$449	$4,752	$0	$22,213
Obligations of U.S. states and their political subdivisions	5,357	98	514	0	4,941
Foreign government securities	58,818	242	13,914	0	45,146
U.S. public corporate securities	116,555	1,370	9,809	35	108,081
U.S. private corporate securities(1)	46,227	922	2,236	37	44,876
Foreign public corporate securities	25,729	251	1,308	21	24,651
Foreign private corporate securities	41,596	1,093	2,832	102	39,755
Asset-backed securities(2)	26,560	243	70	1	26,732
Commercial mortgage-backed securities	9,445	35	306	0	9,174
Residential mortgage-backed securities(3)	8,138	21	202	0	7,957
Total fixed maturities, available-for-sale(1)	$364,941	$4,724	$35,943	$196	$333,526
__________
(1)Excludes notes with amortized cost of $16,372 million (fair value, $16,372 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturities, available-for-sale without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,060	$174	$10,859	$4,578	$17,919	$4,752
Obligations of U.S. states and their political subdivisions	563	11	3,248	503	3,811	514
Foreign government securities	12,682	392	23,453	13,522	36,135	13,914
U.S. public corporate securities	27,605	494	47,707	9,315	75,312	9,809
U.S. private corporate securities	8,086	157	21,759	2,078	29,845	2,235
Foreign public corporate securities	6,066	93	8,038	1,212	14,104	1,305
Foreign private corporate securities	6,937	199	14,406	2,632	21,343	2,831
Asset-backed securities	6,809	35	687	34	7,496	69
Commercial mortgage-backed securities	1,669	13	4,264	293	5,933	306
Residential mortgage-backed securities	4,715	35	1,151	167	5,866	202
Total fixed maturities, available-for-sale	$82,192	$1,603	$135,572	$34,334	$217,764	$35,937

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,644	$83	$12,075	$4,740	$15,719	$4,823
Obligations of U.S. states and their political subdivisions	399	9	3,631	545	4,030	554
Foreign government securities	9,886	510	23,570	11,842	33,456	12,352
U.S. public corporate securities	9,789	218	52,459	9,114	62,248	9,332
U.S. private corporate securities	3,297	68	24,064	1,895	27,361	1,963
Foreign public corporate securities	2,253	35	8,586	1,142	10,839	1,177
Foreign private corporate securities	849	44	16,286	2,473	17,135	2,517
Asset-backed securities	2,979	6	626	20	3,605	26
Commercial mortgage-backed securities	249	1	5,435	301	5,684	302
Residential mortgage-backed securities	353	2	1,210	153	1,563	155
Total fixed maturities, available-for-sale	$33,698	$976	$147,942	$32,225	$181,640	$33,201

As of June 30, 2026 and December 31, 2025, the gross unrealized losses on fixed maturities, available-for-sale securities without an allowance of $34,854 million and $32,392 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,083 million and $809 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

June 30, 2026, the $34,334 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2025, the $32,225 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2026. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2026, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	June 30, 2026
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$19,811	$19,897
Due after one year through five years	66,075	65,889
Due after five years through ten years	58,431	57,654
Due after ten years(1)	176,481	146,223
Asset-backed securities	26,560	26,732
Commercial mortgage-backed securities	9,445	9,174
Residential mortgage-backed securities	8,138	7,957
Total	$364,941	$333,526
__________
(1)Excludes notes with amortized cost of $16,372 million (fair value, $16,372 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturities, available-for-sale proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,091	$4,191	$16,572	$9,103
Proceeds from maturities/prepayments	7,767	5,252	14,561	11,013
Gross investment gains from sales and maturities	155	126	514	408
Gross investment losses from sales and maturities	(598)	(233)	(1,470)	(540)
Write-downs recognized in earnings(2)	(86)	(57)	(251)	(176)
(Addition to) release of allowance for credit losses	53	27	(13)	107
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(52) million and $183 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturities, available-for-sale, as of and for the periods indicated:

	Three Months Ended June 30, 2026
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$247	$2	$0	$0	$249
Additions to allowance for credit losses not previously recorded	0	0	20	0	0	0	20
Reductions for securities sold during the period	0	0	(13)	0	0	0	(13)
Additions (reductions) on securities with previous allowance	0	0	33	(1)	0	0	32
Write-downs charged against the allowance	0	0	(92)	0	0	0	(92)
Balance, end of period	$0	$0	$195	$1	$0	$0	$196

	Three Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$250	$1	$0	$0	$251
Additions to allowance for credit losses not previously recorded	0	0	1	0	0	0	1
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Additions (reductions) on securities with previous allowance	0	0	28	0	0	0	28
Write-downs charged against the allowance	0	0	(50)	0	0	0	(50)
Balance, end of period	$0	$0	$223	$1	$0	$0	$224

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$182	$1	$0	$0	$183
Additions to allowance for credit losses not previously recorded	0	0	75	1	0	0	76
Reductions for securities sold during the period	0	0	(15)	0	0	0	(15)
Additions (reductions) on securities with previous allowance	0	0	68	(1)	0	0	67
Write-downs charged against the allowance	0	0	(115)	0	0	0	(115)
Balance, end of period	$0	$0	$195	$1	$0	$0	$196

	Six Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	17	1	0	0	18
Reductions for securities sold during the period	0	0	(12)	0	0	0	(12)
Additions (reductions) on securities with previous allowance	0	0	31	0	0	0	31
Write-downs charged against the allowance	0	0	(144)	0	0	0	(144)
Balance, end of period	$0	$0	$223	$1	$0	$0	$224

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended June 30, 2026, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance of distressed securities within the transportation, technology and energy sectors, partially offset by net additions in the industrial other and utility sectors within corporate securities, due to adverse projected cash flows. For the three months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to settlements and security restructures in the consumer cyclical and consumer non-cyclical sectors within corporate securities, partially offset by net additions within the technology sector within corporate securities due to adverse projected cash flows.

For the six months ended June 30, 2026, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, energy and industrial other sectors within corporate securities, due to adverse projected cash flows, partially offset by write-downs charged against the allowance of distressed securities within the transportation and technology sectors. For the six months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to security

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

restructures and settlements in the communications, capital goods and consumer non-cyclical sectors within corporate securities, partially offset by net additions in the technology sector within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both June 30, 2026 and December 31, 2025.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2026		December 31, 2025
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$61	$58	$57	$55
Foreign government securities	614	597	611	596
Obligations of U.S. government authorities and agencies and obligations of U.S. states	233	251	227	245
Total fixed maturities(1)	908	906	895	896
Equity securities	2,372	4,499	2,234	3,946
Total assets supporting experience-rated contractholder liabilities	$3,280	$5,405	$3,129	$4,842
__________
(1)As a percentage of amortized cost, 100% and 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of June 30, 2026 and December 31, 2025, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $602 million and $253 million during the three months ended June 30, 2026 and 2025, respectively, and $452 million and $54 million during the six months ended June 30, 2026 and 2025, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $92 million and $229 million during the three months ended June 30, 2026 and 2025, respectively, and $(216) million and $416 million during the six months ended June 30, 2026 and 2025, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $883 million and $374 million during the three months ended June 30, 2026 and 2025, respectively, and $555 million and $145 million during the six months ended June 30, 2026 and 2025, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$50,988	$38,107	$54,863	$43,554
Fixed maturities, trading	18	17	19	18
Assets supporting experience-rated contractholder liabilities	537	509	536	510
Total	$51,543	$38,633	$55,418	$44,082

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$4,329	$3,630	$3,651	$3,152
Short-term investments	0	0	1	1
Cash equivalents	291	291	260	260
Total	$4,620	$3,921	$3,912	$3,413
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$6,584	10.5%	$6,517	10.4%
Retail	5,534	8.9	5,680	9.0
Apartments/Multi-Family	18,601	29.8	18,522	29.5
Industrial	17,575	28.0	17,280	27.5
Hospitality	1,615	2.6	1,738	2.8
Self-Storage	2,228	3.6	2,245	3.6
Health Care Senior Living	1,691	2.7	1,832	2.9
Other	537	0.9	689	1.1
Total commercial mortgage loans	54,365	87.0	54,503	86.8
Agricultural property loans	8,130	13.0	8,275	13.2
Total commercial mortgage and agricultural property loans	62,495	100.0%	62,778	100.0%
Allowance for credit losses	(423)		(414)
Total net commercial mortgage and agricultural property loans	62,072		62,364
Other loans:
Residential mortgage loans	3,106		1,632
Other collateralized loans	727		603
Uncollateralized loans	162		171
Total other loans	3,995		2,406
Allowance for credit losses	(82)		(55)
Total net other loans	3,913		2,351
Total net commercial mortgage and other loans(1)	$65,985		$64,715

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of June 30, 2026 and December 31, 2025, the net carrying value of these loans was $959 million and $1,056 million, respectively.

As of June 30, 2026, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (27%), Florida (7%) and Texas (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Australia (1%) and Japan (1%).

As of June 30, 2026, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (13%), California (12%) and New York (9%).

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended June 30, 2026
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$350	$59	$22	$31	$25	$487
Addition to (release of) allowance for expected losses	30	(17)	6	(2)	0	17
Write-downs charged against the allowance	0	0	0	0	0	0
Other	1	0	0	0	0	1
Allowance, end of period	$381	$42	$28	$29	$25	$505

	Three Months Ended June 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$460	$123	$0	$34	$15	$632
Addition to (release of) allowance for expected losses	(11)	85	0	(2)	(1)	71
Write-downs charged against the allowance	0	(150)	0	0	0	(150)
Other	1	0	0	0	0	1
Allowance, end of period	$450	$58	$0	$32	$14	$554

	Six Months Ended June 30, 2026
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$366	$48	$15	$40	$0	$469
Addition to (release of) allowance for expected losses	13	(6)	13	(11)	25	34
Write-downs charged against the allowance	0	0	0	0	0	0
Other	2	0	0	0	0	2
Allowance, end of period	$381	$42	$28	$29	$25	$505

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	42	87	0	0	0	129
Write-downs charged against the allowance	0	(150)	0	0	0	(150)
Other	1	0	0	0	0	1
Allowance, end of period	$450	$58	$0	$32	$14	$554

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended June 30, 2026, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in loan-specific reserves on commercial mortgage loans within the office and retail sectors, partially offset by a decrease in loan-specific reserves on an agricultural property loan and a decrease in the general reserve. For the three months ended June 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to a write-down against a loan-specific reserve within agricultural property loans.

For the six months ended June 30, 2026, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to increases in loan-specific reserves on commercial mortgage loans within the office and retail sectors, agricultural property loans and an uncollateralized loan, partially offset by a decrease in the general reserve and a decrease in loan-specific reserves on an agricultural property loan. For the six months ended June 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to a write-down against a loan-specific reserve within agricultural property loans, partially offset by increases in loan-specific reserves within the retail sector.

The following table sets forth the write-downs of agricultural property loans by origination year for both the three and six months ended June 30, 2025:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Agricultural property loans	$0	$0	$13	$117	$1	$19	$150
Total	$0	$0	$13	$117	$1	$19	$150

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$1,621	$2,456	$2,782	$2,221	$1,407	$17,585	$57	$28,129
60%-69.99%	1,196	3,211	3,847	1,682	990	4,112	0	15,038
70%-79.99%	804	615	507	963	476	2,953	0	6,318
80% or greater	55	48	35	89	197	4,456	0	4,880
Total	$3,676	$6,330	$7,171	$4,955	$3,070	$29,106	$57	$54,365
Debt Service Coverage Ratio:
Greater than 1.2x	$2,605	$5,771	$6,686	$4,660	$2,777	$26,688	$45	$49,232
1.0 - 1.2x	921	461	458	161	236	681	12	2,930
Less than 1.0x	150	98	27	134	57	1,737	0	2,203
Total	$3,676	$6,330	$7,171	$4,955	$3,070	$29,106	$57	$54,365
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$115	$813	$605	$268	$906	$3,653	$137	$6,497
60%-69.99%	0	62	139	554	38	113	0	906
70%-79.99%	0	24	0	0	0	0	56	80
80% or greater	2	4	0	27	419	188	7	647
Total	$117	$903	$744	$849	$1,363	$3,954	$200	$8,130
Debt Service Coverage Ratio:
Greater than 1.2x	$112	$903	$703	$794	$732	$3,455	$193	$6,892
1.0 - 1.2x	5	0	22	41	64	235	0	367
Less than 1.0x	0	0	19	14	567	264	7	871
Total	$117	$903	$744	$849	$1,363	$3,954	$200	$8,130

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

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Residential mortgage loans
Performing	$534	$2,487	$58	$0	$0	$12	$3,091
Nonperforming	0	15	0	0	0	0	15
Total	$534	$2,502	$58	$0	$0	$12	$3,106

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

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended June 30,
	2026			2025
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$0	$0	0.0%	$0	$0	0.0%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%

	Six Months Ended June 30,
	2026			2025
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$44	$0	0.0%	$0	$0	0.0%
Agricultural property loans	$0	$0	0.0%	$0	$0	0.0%

For the six months ended June 30, 2026, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both June 30, 2026 and December 31, 2025.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$54,064	$0	$48	$253	$301	$54,365	$289
Agricultural property loans	7,446	0	0	684	684	8,130	718
Residential mortgage loans	3,042	0	49	15	64	3,106	15
Other collateralized loans	727	0	0	0	0	727	0
Uncollateralized loans	162	0	0	0	0	162	25
Total	$65,441	$0	$97	$952	$1,049	$66,490	$1,047
__________
(1)As of June 30, 2026, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $0 million and $1 million for the three months ended June 30, 2026 and 2025, and $0 million and $6 million for the six months ended June 30, 2026 and 2025, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $757 million and $442 million as of June 30, 2026 and December 31, 2025, respectively.

For the three months ended June 30, 2026 and 2025, there were $1 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For the six months ended June 30, 2026 and 2025, there were $31 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination.

For both the three and six months ended June 30, 2026 and 2025, there were no commercial mortgage loans sold.

For the three months ended June 30, 2026 and 2025, there were $713 million and $0 million, respectively, of residential mortgage loans acquired. For the six months ended June 30, 2026 and 2025, there were $1,557 million and $0 million, respectively, of residential mortgage loans acquired.

For the three months ended June 30, 2026 and 2025, there were $7 million and $0 million, respectively, of residential mortgage loans sold. For the six months ended June 30, 2026 and 2025, there were $11 million and $0 million, respectively, of residential mortgage loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2026 and December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$10,920	$10,832
Hedge funds	3,151	2,909
Real estate-related(1)	2,988	2,761
Subtotal equity method	17,059	16,502
Fair value:
Private equity	713	848
Hedge funds	2,048	1,964
Real estate-related	765	810
Subtotal fair value	3,526	3,622
Total LPs/LLCs	20,585	20,124
Real estate held through direct ownership(1)	1,965	1,888
Total alternative assets	22,550	22,012
Credit-like instruments(2)	2,738	1,929
Derivative instruments	1,721	1,667
Other(3)	1,565	1,686
Total other invested assets	$28,574	$27,294
_________
(1)As of June 30, 2026 and December 31, 2025, real estate held through direct ownership had mortgage debt of $226 million and $217 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
Fixed maturities	$3,188	$3,089
Equity securities	20	11
Commercial mortgage and other loans	267	250
Policy loans	236	230
Other invested assets	10	10
Short-term investments and cash equivalents	37	46
Total accrued investment income	$3,758	$3,636

Write-downs on accrued investment income were less than $1 million for both the three months ended June 30, 2026 and 2025, and $1 million for both the six months ended June 30, 2026 and 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities, available-for-sale(1)	$4,290	$3,885	$8,474	$7,658
Fixed maturities, trading	201	177	417	344
Assets supporting experience-rated contractholder liabilities	13	14	28	28
Equity securities	97	49	162	93
Commercial mortgage and other loans	771	691	1,511	1,383
Policy loans	121	123	243	247
Other invested assets	463	418	914	814
Short-term investments and cash equivalents	213	230	445	497
Gross investment income	6,169	5,587	12,194	11,064
Less: investment expenses	(386)	(361)	(746)	(708)
Net investment income	$5,783	$5,226	$11,448	$10,356
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities(1)	$(476)	$(137)	$(1,220)	$(201)
Commercial mortgage and other loans	(8)	(66)	(14)	(124)
Investment real estate	0	(1)	14	(11)
LPs/LLCs	39	6	39	5
Derivatives	(962)	(1,345)	(403)	(1,794)
Ceded (income) loss on funds withheld assets(2)	(158)	(156)	(353)	(319)
Other	(1)	0	7	15
Realized investment gains (losses), net	$(1,566)	$(1,699)	$(1,930)	$(2,429)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties under modified coinsurance and funds withheld coinsurance arrangements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$14	$(4)
Fixed maturity securities, available-for-sale without an allowance	(31,233)	(26,354)
Derivatives designated as cash flow hedges(1)	141	(231)
Derivatives designated as fair value hedges(1)	(136)	(123)
Other investments(2)	89	67
Net unrealized gains (losses) on investments	$(31,125)	$(26,645)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2026				December 31, 2025
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,451	$0	$0	$9,451	$7,277	$1,701	$0	$8,978
U.S. public corporate securities	0	539	0	539	0	527	0	527
Foreign public corporate securities	0	18	0	18	0	18	0	18
Commercial mortgage-backed securities	61	0	0	61	75	0	0	75
Total securities sold under agreements to repurchase	$9,512	$557	$0	$10,069	$7,352	$2,246	$0	$9,598

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026			December 31, 2025
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$25	$0	$25	$45	$0	$45
Foreign government securities	183	0	183	226	0	226
U.S. public corporate securities	6,820	108	6,928	7,068	152	7,220
Foreign public corporate securities	1,085	14	1,099	1,157	16	1,173
Equity securities	1,001	0	1,001	36	0	36
Total cash collateral for loaned securities(1)	$9,114	$122	$9,236	$8,532	$168	$8,700
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(in millions)
Fixed maturities, available-for-sale	$2,160	$1,870	$615	$663
Fixed maturities, trading	1,348	442	0	0
Equity securities	54	106	0	0
Commercial mortgage and other loans	563	583	241	244
Other invested assets	9,282	8,227	474	477
Cash and cash equivalents	523	654	0	0
Accrued investment income	17	12	1	1
Other assets	1,235	1,594	726	716
Total assets of consolidated VIEs	$15,182	$13,488	$2,057	$2,101
Other liabilities	$709	$603	$4	$3
Notes issued by consolidated VIEs(2)	4,003	2,644	14	15
Total liabilities of consolidated VIEs	$4,712	$3,247	$18	$18
__________
(1)Total assets of consolidated VIEs reflect $4,972 million and $4,801 million as of June 30, 2026 and December 31, 2025, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2026, the maturities of these obligations were between 0 and 13 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,584 million and $1,484 million as of June 30, 2026 and December 31, 2025, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $20,981 million and $20,509 million as of June 30, 2026 and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,725 million and $1,671 million as of June 30, 2026 and December 31, 2025, respectively, and total derivative liabilities of $5,759 million and $6,215 million as of June 30, 2026 and December 31, 2025, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$5,229	$24	$(363)	$5,083	$23	$(344)
Interest Rate Forwards	351	1	0	10	0	0
Foreign Currency
Foreign Currency Forwards	4,883	48	(223)	4,912	28	(208)
Currency/Interest Rate
Foreign Currency Swaps	34,542	1,365	(1,123)	33,823	1,286	(1,440)
Total Derivatives Designated as Hedge Accounting Instruments	$45,005	$1,438	$(1,709)	$43,828	$1,337	$(1,992)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$251,182	$11,216	$(23,546)	$244,336	$10,825	$(23,617)
Interest Rate Futures	9,800	9	(36)	12,079	7	(22)
Interest Rate Options	28,105	58	(1,217)	30,025	134	(1,382)
Interest Rate Forwards	6,412	21	(41)	3,658	11	(7)
Interest Rate Total Return Swaps	2,557	432	(438)	1,434	217	(221)
Foreign Currency
Foreign Currency Forwards	38,323	1,836	(1,611)	34,149	1,356	(1,383)
Currency/Interest Rate
Foreign Currency Swaps	7,216	394	(185)	7,318	370	(179)
Credit
Credit Default Swaps	5,833	97	(8)	5,784	112	0
Equity
Equity Futures	1,822	8	(1)	1,033	3	(6)
Equity Options	261,847	15,328	(12,825)	200,661	10,378	(9,189)
Equity Total Return Swaps	19,794	2,307	(2,168)	14,973	1,366	(1,159)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	75,552	0	0	75,883	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$709,693	$31,706	$(42,076)	$632,583	$24,779	$(37,165)
Total Derivatives(2)(3)	$754,698	$33,144	$(43,785)	$676,411	$26,116	$(39,157)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $22,270 million (including the Prismic funds withheld related embedded derivative net liability of $189 million) and $18,404 million (including the Prismic funds withheld related embedded derivative net liability of $194 million) as of June 30, 2026 and December 31, 2025, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2026, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2026		December 31, 2025
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$355	$8	$594	$11
Policyholders’ account balances	$(1,598)	$314	$(1,588)	$299
Future policy benefits	$(2,384)	$325	$(2,405)	$300
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

	June 30, 2026
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$33,002	$(31,419)	$1,583	$(669)	$914
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$33,002	$(31,419)	$1,583	$(669)	$914
Offsetting of Financial Liabilities:
Derivatives	$43,785	$(38,026)	$5,759	$(5,691)	$68
Securities sold under agreement to repurchase	10,069	0	10,069	(10,069)	0
Total Liabilities	$53,854	$(38,026)	$15,828	$(15,760)	$68

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$25,990	$(24,445)	$1,545	$(637)	$908
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$25,990	$(24,445)	$1,545	$(637)	$908
Offsetting of Financial Liabilities:
Derivatives	$39,157	$(32,942)	$6,215	$(6,011)	$204
Securities sold under agreement to repurchase	9,598	0	9,598	(9,523)	75
Total Liabilities	$48,755	$(32,942)	$15,813	$(15,534)	$279
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

	Three Months Ended June 30, 2026
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$4	$0	$0	$0	$0	$(17)	$(11)	$0
Currency	0	0	0	0	0	0	11	0
Total gains (losses) on derivatives designated as hedge instruments	4	0	0	0	0	(17)	0	0
Gains (losses) on the hedged item:
Interest Rate	(3)	0	7	0	0	12	7	0
Currency	0	0	0	0	0	0	(12)	0
Total gains (losses) on hedged item	(3)	0	7	0	0	12	(5)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(4)	3
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(4)	3
Total gains (losses) on fair value hedges net of hedged item	1	0	7	0	0	(5)	(9)	3
Cash flow hedges
Interest Rate	0	0	(2)	0	0	0	0	0
Currency	0	0	0	0	0	0	0	(34)
Currency/Interest Rate	(22)	0	76	4	0	0	0	(361)
Total gains (losses) on cash flow hedges	(22)	0	74	4	0	0	0	(395)
Net investment hedges
Currency	0	0	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	6
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	172	(221)	0	0	0	0	0	0
Currency	(57)	0	0	0	0	0	0	0
Currency/Interest Rate	(78)	0	0	0	0	0	0	0
Credit	59	0	0	0	0	0	0	0
Equity	4,270	(824)	0	0	0	0	0	0
Embedded Derivatives(2)	(5,307)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(941)	(1,045)	0	0	0	0	0	0
Total	$(962)	$(1,045)	$81	$4	$0	$(5)	$(9)	$(386)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$6	$0	$(1)	$0	$0	$(25)	$(12)	$0
Currency	0	0	0	0	0	0	(24)	0
Total gains (losses) on derivatives designated as hedge instruments	6	0	(1)	0	0	(25)	(36)	0
Gains (losses) on the hedged item:
Interest Rate	(6)	0	14	0	0	14	1	0
Currency	0	0	0	0	0	0	24	0
Total gains (losses) on hedged item	(6)	0	14	0	0	14	25	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(8)	(13)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(8)	(13)
Total gains (losses) on fair value hedges net of hedged item	0	0	13	0	0	(11)	(19)	(13)
Cash flow hedges
Interest Rate	0	0	(4)	0	0	0	0	1
Currency	0	0	0	0	0	0	0	30
Currency/Interest Rate	1	0	149	58	0	0	0	341
Total gains (losses) on cash flow hedges	1	0	145	58	0	0	0	372
Net investment hedges
Currency	0	0	0	0	0	0	0	16
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	16
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	187	(298)	0	0	0	0	0	0
Currency	(57)	0	0	0	0	0	0	0
Currency/Interest Rate	31	0	0	0	0	0	0	0
Credit	30	0	0	0	0	0	0	0
Equity	2,883	(554)	0	0	0	0	0	0
Embedded Derivatives(2)	(3,478)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(404)	(852)	0	0	0	0	0	0
Total	$(403)	$(852)	$158	$58	$0	$(11)	$(19)	$375

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $23 million and $37 million for the three and six months ended June 30, 2026, respectively, and $(37) million and $(88) million for the three and six months ended June 30, 2025, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $(84) million and $4 million for the three and six months ended June 30, 2026, respectively, and $11 million and $(136) million for the three and six months ended June 30, 2025, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2025	$(231)
Amount recorded in AOCI:
Interest Rate	(3)
Currency	24
Currency/Interest Rate	549
Total amount recorded in AOCI	570
Amount reclassified from AOCI to income:
Interest Rate	4
Currency	6
Currency/Interest Rate	(208)
Total amount reclassified from AOCI to income	(198)
Balance, June 30, 2026	$141

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2026 values, it is estimated that a pre-tax gain of $314 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2027.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $29 million and $53 million for the three and six months ended June 30, 2026, respectively, and $(76) million and $(142) million for the three and six months ended June 30, 2025, respectively.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 10 years for index reference and 5 years for single name reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$9	$0	$0	$0	$0	$0	$0	$0	$0	$0	$9	$0
Index reference(3)	0	0	0	0	4,711	53	0	0	0	0	697	44	5,408	97
Total	$0	$0	$9	$0	$4,711	$53	$0	$0	$0	$0	$697	$44	$5,417	$97

	December 31, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,043	61	0	0	0	0	741	51	5,784	112
Total	$0	$0	$0	$0	$5,043	$61	$0	$0	$0	$0	$741	$51	$5,784	$112
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, an NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 4% and 3% of the index reference name rated as NAIC 6 as of June 30, 2026 and December 31, 2025, respectively.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2026 and December 31, 2025, the Company had $415 million and $0 million of outstanding notional amounts, respectively, and reported at fair value as a liability of $8 million and an asset of $0 million, respectively.

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

As of June 30, 2026, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	June 30, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,213	$0	$	$22,213
Obligations of U.S. states and their political subdivisions	0	4,936	5		4,941
Foreign government securities	0	45,141	5		45,146
U.S. corporate public securities	0	108,041	40		108,081
U.S. corporate private securities(2)	0	40,519	4,357		44,876
Foreign corporate public securities	0	24,613	38		24,651
Foreign corporate private securities	0	38,030	1,725		39,755
Asset-backed securities(3)	0	19,858	6,874		26,732
Commercial mortgage-backed securities	0	8,329	845		9,174
Residential mortgage-backed securities	0	7,876	81		7,957
Subtotal	0	319,556	13,970		333,526
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	251	0		251
Foreign government securities	0	597	0		597
Corporate securities	0	58	0		58
Equity securities	2,550	1,949	0		4,499
Subtotal	2,550	2,855	0		5,405
Market risk benefit assets	0	0	2,430		2,430
Fixed maturities, trading	0	14,129	2,629		16,758
Equity securities	11,186	2,575	628		14,389
Commercial mortgage and other loans	0	685	274		959
Other invested assets(4)	309	32,835	1,151	(31,419)	2,876
Short-term investments	1,757	4,899	21		6,677
Cash equivalents	1,247	7,914	0		9,161
Reinsurance recoverables and deposit receivables	0	231	478		709
Separate account assets(5)(6)	10,493	160,574	170		171,237
Total assets	$27,542	$546,253	$21,751	$(31,419)	$564,127
Market risk benefit liabilities	$0	$0	$4,731	$	$4,731
Policyholders’ account balances	0	0	22,809		22,809
Reinsurance and funds withheld payables	0	166	0		166
Other liabilities	293	43,492	0	(38,026)	5,759
Notes issued by consolidated VIEs	0	0	1,807		1,807
Total liabilities	$293	$43,658	$29,347	$(38,026)	$35,272

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,179	$0	$	$22,179
Obligations of U.S. states and their political subdivisions	0	5,460	5		5,465
Foreign government securities	0	50,609	5		50,614
U.S. corporate public securities	0	107,718	63		107,781
U.S. corporate private securities(2)	0	42,007	5,094		47,101
Foreign corporate public securities	0	23,661	42		23,703
Foreign corporate private securities	0	38,425	1,734		40,159
Asset-backed securities(3)	0	15,227	4,102		19,329
Commercial mortgage-backed securities	0	8,890	853		9,743
Residential mortgage-backed securities	0	5,281	100		5,381
Subtotal	0	319,457	11,998		331,455
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0		245
Foreign government securities	0	596	0		596
Corporate securities	0	55	0		55
Equity securities	2,225	1,721	0		3,946
Subtotal	2,225	2,617	0		4,842
Market risk benefit assets	0	0	2,330		2,330
Fixed maturities, trading	0	12,556	2,313		14,869
Equity securities	8,052	2,294	626		10,972
Commercial mortgage and other loans	0	793	263		1,056
Other invested assets(4)	301	25,816	1,088	(24,445)	2,760
Short-term investments	116	5,664	1		5,781
Cash equivalents	1,466	11,372	0		12,838
Reinsurance recoverables and deposit receivables	0	206	367		573
Separate account assets(5)(6)	9,419	159,115	211		168,745
Total assets	$21,579	$539,890	$19,197	$(24,445)	$556,221
Market risk benefit liabilities	$0	$0	$4,623	$	$4,623
Policyholders’ account balances	0	0	18,799		18,799
Reinsurance and funds withheld payables	0	174	0		174
Other liabilities	280	38,877	0	(32,942)	6,215
Notes issued by consolidated VIEs	0	0	767		767
Total liabilities	$280	$39,051	$24,189	$(32,942)	$30,578
__________
(1)“Netting” amounts represent cash collateral of $(6,607) million and $(8,497) million as of June 30, 2026 and December 31, 2025, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $16,372 million (carrying amount of $16,372 million) and $15,744 million (carrying amount of $15,744 million) as of June 30, 2026 and December 31, 2025, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2026 and December 31, 2025, the fair value of such investments was $6,238 million and $5,526 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2026 and December 31, 2025, the fair value of such investments was $27,713 million and $27,506 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,824	Discounted cash flow	Discount rate	1.17%	31.61%	9.96%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	6.9X	Increase
		Liquidation	Liquidation value	16.56%	72.50%	33.59%	Increase
Asset backed securities	$3,166	Discounted cash flow	Discount rate	1.90%	10.56%	4.87%	Decrease
			Liquidity premium	1.50%	2.60%	2.02%	Decrease
Commercial mortgage-backed securities	$844	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,430	Discounted cash flow	Lapse rate(8)	0%	40%		Increase
			Spread over SOFR(9)(10)	0.41%	1.70%		Increase
			Utilization rate(11)	37%	96%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Increase
			Equity volatility curve	17%	25%		Decrease
Equity securities	$184	Discounted cash flow	Discount rate(5)	40%	40%		Decrease
		Market comparables	EBITDA multiple(4)	6.0X	8.0X	7.4X	Increase
		Net Asset Value	Share price	$3	$1,432	$521	Increase
Commercial mortgage and other loans	$274	Discounted cash flow	Spread	2.00%	4.05%	2.50%	Decrease
Reinsurance recoverables and deposit receivables	$478	Discounted cash flow	Lapse rate(8)	0%	65%		Increase
			Spread over SOFR(9)	0.41%	1.70%		Increase
			Option Budget(14)	0%	7%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,731	Discounted cash flow	Lapse rate(8)	0%	40%		Decrease
			Spread over SOFR(9)(10)	0.41%	1.70%		Decrease
			Utilization rate(11)	37%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Decrease
			Equity volatility curve	17%	25%		Increase
Policyholders’ account balances(7)	$22,700	Discounted cash flow	Lapse rate(8)	0%	96%		Decrease
			Spread over SOFR(9)	0.41%	1.70%		Decrease
			Mortality rate(13)	0%	22%		Decrease
			Option Budget(14)	(1)%	9%		Increase
Notes issued by consolidated VIEs	$598	Liquidation	Liquidation value	100%	100%	100%	Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,702	Discounted cash flow	Discount rate	1.10%	25.50%	8.47%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	7.5X	Increase
		Liquidation	Liquidation value	12.01%	39.00%	30.18%	Increase
Asset backed securities	$1,767	Discounted cash flow	Discount rate	2.10%	10.05%	6.10%	Decrease
			Liquidity premium	1.50%	2.60%	1.89%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,330	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)(10)	0.38%	1.61%		Increase
			Utilization rate(11)	37%	94%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$214	Discounted cash flow	Discount rate(5)	40%	40%		Decrease
		Market comparables	EBITDA multiple(4)	7.0X	7.0X	7.0X	Increase
		Net Asset Value	Share price	$3	$1,809	$778	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	2.15%	3.10%	2.63%	Decrease
Reinsurance recoverables and deposit receivables	$367	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Option Budget(14)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,623	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)(10)	0.38%	1.61%		Decrease
			Utilization rate(11)	37%	94%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$18,716	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Option Budget(14)	(2)%	9%		Increase
Notes issued by consolidated VIEs	$382	Liquidation	Liquidation value	100%	100%	100%	Increase
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2026 and December 31, 2025, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
(10)Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company (“AuguStar”), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company’s; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2026 and December 31, 2025, the minimum withdrawal rate assumption is 80% and 78%, respectively. As of June 30, 2026 and December 31, 2025, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended June 30, 2026(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$0	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	7,465	(16)	435	(193)	0	(352)	(1,205)	26	0	6,160	(22)
Structured securities(4)	5,896	1	1,505	(104)	0	(220)	1,223	41	(542)	7,800	(1)
Other assets:
Fixed maturities, trading	2,915	2	527	(210)	0	(96)	(11)	22	(520)	2,629	(5)
Equity securities	568	(22)	65	(5)	0	0	20	2	0	628	(23)
Commercial mortgage and other loans	270	0	5	0	0	(1)	0	0	0	274	0
Other invested assets	1,134	(6)	32	0	0	(9)	0	0	0	1,151	(6)
Short-term investments	44	(3)	1	0	0	0	(21)	0	0	21	(2)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	452	(12)	54	0	0	(16)	0	0	0	478	(12)
Separate account assets	210	2	22	(7)	0	(5)	0	0	(52)	170	2
Liabilities:
Policyholders’ account balances(5)	(17,590)	(5,142)	0	0	(74)	0	(3)	0	0	(22,809)	(480)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(1,330)	(8)	0	0	(950)	54	427	0	0	(1,807)	(9)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2026
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(22)	$0	$0	$6	$1	$(26)	$0	$0	$3
Other assets:
Fixed maturities, trading	0	1	0	0	1	0	(5)	0	0
Equity securities	0	(22)	0	0	0	0	(23)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(6)	0	0	0	0	(6)	0	0
Short-term investments	(3)	0	0	0	0	(2)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(12)	0	0	0	0	(12)	0	0	0
Separate account assets	0	0	2	0	0	0	0	2	0
Liabilities:
Policyholders’ account balances	(5,142)	0	0	0	0	(480)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(8)	0	0	0	0	(9)	0	0

	Six Months Ended June 30, 2026(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$0	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,933	(170)	1,121	(287)	0	(712)	(1,192)	495	(28)	6,160	(187)
Structured securities(4)	5,055	(31)	2,803	(158)	0	(370)	1,222	41	(762)	7,800	(33)
Other assets:
Fixed maturities, trading	2,313	(42)	1,251	(234)	0	(137)	(12)	38	(548)	2,629	(54)
Equity securities	626	(54)	88	(7)	0	(14)	20	2	(33)	628	(51)
Commercial mortgage and other loans	263	0	44	0	26	(59)	0	0	0	274	0
Other invested assets	1,088	(7)	91	(12)	0	(9)	0	0	0	1,151	(7)
Short-term investments	1	(14)	27	0	0	28	(21)	0	0	21	(14)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	367	48	98	0	0	(37)	2	0	0	478	11
Separate account assets	211	(2)	28	(8)	0	(13)	0	6	(52)	170	(2)
Liabilities:
Policyholders’ account balances(5)	(18,799)	(3,553)	0	0	(455)	0	(2)	0	0	(22,809)	(3)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(767)	(10)	0	0	(1,088)	54	4	0	0	(1,807)	(9)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(99)	$0	$0	$(105)	$3	$(115)	$0	$0	$(105)
Other assets:
Fixed maturities, trading	0	(43)	0	0	1	0	(54)	0	0
Equity securities	0	(54)	0	0	0	0	(51)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(7)	0	0	0	0	(7)	0	0
Short-term investments	(14)	0	0	0	0	(14)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	48	0	0	0	0	11	0	0	0
Separate account assets	0	0	(2)	0	0	0	0	(2)	0
Liabilities:
Policyholders’ account balances	(3,553)	0	0	0	0	(3)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(10)	0	0	0	0	(9)	0	0

	Three Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$(1)	$0	$0	$1	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,279	42	839	(121)	0	(408)	11	18	0	6,660	38
Structured securities(4)	3,217	(9)	1,502	(446)	0	(168)	191	199	(158)	4,328	(6)
Other assets:
Fixed maturities, trading	2,138	(14)	289	(10)	0	(86)	(183)	0	(44)	2,090	(31)
Equity securities	733	4	62	(35)	0	(1)	0	1	(163)	601	4
Commercial mortgage and other loans	263	0	0	0	0	0	0	0	0	263	0
Other invested assets	965	(3)	44	(30)	0	0	1	0	1	978	(3)
Short-term investments	462	0	15	(452)	0	(7)	(2)	1	1	18	0
Cash equivalents	1	0	1	0	0	(1)	0	0	0	1	0
Reinsurance recoverables and deposit receivables	381	5	(2)	0	0	(16)	(1)	0	0	367	(12)
Separate account assets	253	16	25	(3)	0	(30)	0	1	(10)	252	15
Liabilities:
Policyholders’ account balances(5)	(11,938)	(2,978)	0	0	(371)	0	(2)	0	0	(15,289)	(169)
Other liabilities	(13)	(2)	0	0	0	0	0	0	0	(15)	(2)
Notes issued by consolidated VIEs	(67)	0	0	0	(124)	0	(4)	0	0	(195)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(12)	$0	$0	$46	$(1)	$(11)	$0	$0	$43
Other assets:
Fixed maturities, trading	0	(28)	0	0	14	0	(31)	0	0
Equity securities	0	4	0	0	0	0	4	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(2)	(1)	0	0	(1)	(2)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	5	0	0	0	0	(12)	0	0	0
Separate account assets	0	0	16	0	0	0	0	15	0
Liabilities:
Policyholders’ account balances	(2,978)	0	0	0	0	(169)	0	0	0
Other liabilities	(2)	0	0	0	0	(2)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$(1)	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(26)	1,707	(471)	0	(602)	(30)	252	(1)	6,660	(32)
Structured securities(4)	2,333	9	2,328	(769)	0	(233)	(171)	1,064	(233)	4,328	12
Other assets:
Fixed maturities, trading	1,986	(35)	712	(271)	0	(338)	183	3	(150)	2,090	(39)
Equity securities	518	(13)	216	(58)	0	(1)	0	120	(181)	601	(19)
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(4)	58	(31)	0	0	1	0	1	978	(3)
Short-term investments	461	0	23	(455)	0	(11)	(2)	1	1	18	0
Cash equivalents	0	0	2	0	0	(1)	0	0	0	1	0
Reinsurance recoverables and deposit receivables	613	1	21	0	0	(34)	(234)	0	0	367	(33)
Separate account assets	232	8	85	(37)	0	(31)	0	5	(10)	252	5
Liabilities:
Policyholders’ account balances(5)	(12,746)	(1,543)	0	0	(996)	0	(4)	0	0	(15,289)	238
Other liabilities	(1)	(14)	0	0	0	0	0	0	0	(15)	(14)
Notes issued by consolidated VIEs	(60)	0	0	0	(131)	0	(4)	0	0	(195)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(31)	$0	$0	$18	$(4)	$(33)	$0	$0	$13
Other assets:
Fixed maturities, trading	0	(34)	0	0	(1)	0	(39)	0	0
Equity securities	0	(13)	0	0	0	0	(19)	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	0	(3)	(1)	0	0	0	(3)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	1	0	0	0	0	(33)	0	0	0
Separate account assets	0	0	8	0	0	0	0	5	0
Liabilities:
Policyholders’ account balances	(1,543)	0	0	0	0	238	0	0	0
Other liabilities	(14)	0	0	0	0	(14)	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(6)Excludes MRB assets of $2,430 million and $2,188 million and MRB liabilities of $4,731 million and $4,859 million for the periods ended June 30, 2026 and 2025, respectively. See Note 11 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$10	$11,751	$0	$	$11,761
Currency	0	1,884	0		1,884
Credit	0	97	0		97
Currency/Interest Rate	0	1,759	0		1,759
Equity	299	17,344	0		17,643
Netting(1)				(31,419)	(31,419)
Total derivative assets	$309	$32,835	$0	$(31,419)	$1,725
Derivative Liabilities:
Interest Rate	$36	$25,605	$0	$	$25,641
Currency	0	1,834	0		1,834
Credit	0	8	0		8
Currency/Interest Rate	0	1,308	0		1,308
Equity	257	14,737	0		14,994
Netting(1)				(38,026)	(38,026)
Total derivative liabilities	$293	$43,492	$0	$(38,026)	$5,759

	As of December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,210	$0	$	$11,217
Currency	0	1,384	0		1,384
Credit	0	112	0		112
Currency/Interest Rate	0	1,656	0		1,656
Equity	293	11,454	0		11,747
Netting(1)				(24,445)	(24,445)
Total derivative assets	$300	$25,816	$0	$(24,445)	$1,671
Derivative Liabilities:
Interest Rate	$22	$25,571	$0	$	$25,593
Currency	0	1,591	0		1,591
Credit	0	0	0		0
Currency/Interest Rate	0	1,619	0		1,619
Equity	258	10,096	0		10,354
Netting(1)				(32,942)	(32,942)
Total derivative liabilities	$280	$38,877	$0	$(32,942)	$6,215
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

	Three Months Ended June 30, 2026
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2026
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Gains (Losses):
Investment real estate	$0	$0	$0	$(12)
Investment in JV/LP and Other	$0	$0	$(5)	$0
Equity securities	$0	$0	$9	$0

	June 30, 2026	December 31, 2025
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$2	$45
Investment in JV/LP and Other(1)	$61	$61
Equity securities(1)	$32	$92
__________
(1)Reported carrying values for 2026 include values as of the measurement dates of June 30, 2026 for “Investment real estate,” March 31, 2026 for “Investment in JV/LP and Other” and “Equity securities.” Reported carrying values for 2025 include values as of the measurement dates of March 31, 2025 for “Investment real estate,” December 31, 2025 for “Investment in JV/LP and Other” and September 30, 2025 and December 31, 2025 for “Equity securities.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Commercial mortgage and other loans:
Interest income	$13	$9	$21	$17
Changes in fair value	$0	$0	$0	$0
Notes issued by consolidated VIEs:
Interest expense	$5	$2	$13	$2
Changes in fair value	$8	$0	$10	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026	December 31, 2025
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$959	$1,056
Aggregate contractual principal as of period end	$951	$1,048
Other invested assets:
Fair value as of period end	$26	$26
Notes issued by consolidated VIEs:
Fair value as of period end	$1,807	$767
Aggregate contractual principal as of period end	$1,807	$767
__________
(1)As of June 30, 2026, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

Fair Value of Financial Instruments

The tables below present the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. In some cases, the carrying amount equals or approximates fair value.

	June 30, 2026
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$12	$63,303	$63,315	$65,026
Policy loans	14	0	9,970	9,984	9,984
Other invested assets	0	94	0	94	94
Short-term investments	539	0	0	539	539
Cash and cash equivalents	5,736	265	0	6,001	6,001
Accrued investment income	0	3,758	0	3,758	3,758
Reinsurance recoverables and deposit receivables	0	8	7,496	7,504	7,504
Other assets	55	3,408	2	3,465	3,465
Total assets	$6,344	$7,545	$80,771	$94,660	$96,371
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,085	$50,718	$86,803	$92,271
Securities sold under agreements to repurchase	0	10,069	0	10,069	10,069
Cash collateral for loaned securities	0	9,236	0	9,236	9,236
Reinsurance and funds withheld payables(2)	0	10,952	(42)	10,910	10,910
Short-term debt	0	923	32	955	955
Long-term debt(3)	8,086	10,173	475	18,734	19,663
Notes issued by consolidated VIEs	0	0	2,210	2,210	2,210
Other liabilities	0	7,608	30	7,638	7,638
Separate account liabilities—investment contracts	0	22,900	17,903	40,803	40,803
Total liabilities	$8,086	$107,946	$71,326	$187,358	$193,755

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$14	$63,164	$63,178	$63,659
Policy loans	12	0	9,946	9,958	9,958
Other invested assets	0	93	0	93	93
Short-term investments	632	1	0	633	633
Cash and cash equivalents	6,652	222	0	6,874	6,874
Accrued investment income	0	3,636	0	3,636	3,636
Reinsurance recoverables and deposit receivables	0	8	6,710	6,718	6,718
Other assets	37	3,142	2	3,181	3,181
Total assets	$7,333	$7,116	$79,822	$94,271	$94,752
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,175	$49,931	$85,106	$89,970
Securities sold under agreements to repurchase	0	9,598	0	9,598	9,598
Cash collateral for loaned securities	0	8,700	0	8,700	8,700
Reinsurance and funds withheld payables(2)	0	10,639	(32)	10,607	10,607
Short-term debt	0	1,408	33	1,441	1,443
Long-term debt(3)	7,507	10,324	522	18,353	18,856
Notes issued by consolidated VIEs	0	0	1,892	1,892	1,892
Other liabilities	0	6,993	31	7,024	7,024
Separate account liabilities—investment contracts	0	22,548	17,663	40,211	40,211
Total liabilities	$7,507	$105,385	$70,040	$182,932	$188,301
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”) with a fair value of $7,350 million (carrying amount of $7,350 million) and $7,513 million (carrying amount of $7,513 million), a portion of which relates to insurance contracts as of June 30, 2026 and December 31, 2025, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $16,372 million (carrying amount of $16,372 million) and $15,744 million (carrying amount of $15,744 million) as of June 30, 2026 and December 31, 2025, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
		Individual Life		U.S. Legacy Products		International Businesses	Total
	Retirement	Term Life	Variable/ Universal Life	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$2,304	$2,203	$4,845	$2,308	$545	$9,678	$21,883
Capitalization	352	100	338	2	10	505	1,307
Amortization expense	(172)	(105)	(114)	(118)	(10)	(360)	(879)
Other adjustments	0	1	(3)	0	0	6	4
Foreign currency adjustment	(1)	0	0	0	0	(66)	(67)
Balance, EOP	$2,483	$2,199	$5,066	$2,192	$545	$9,763	22,248
Other businesses							(368)
Total DAC balance							$21,880

	Six Months Ended June 30, 2025
		Individual Life		U.S. Legacy Products(1)		International Businesses	Total(1)
	Retirement(1)	Term Life	Variable/ Universal Life(1)	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$1,744	$2,215	$4,369	$2,556	$509	$9,304	$20,697
Capitalization	491	95	301	2	25	603	1,517
Amortization expense	(150)	(104)	(104)	(123)	(13)	(344)	(838)
Other adjustments(2)	19	0	1	0	4	(214)	(190)
Foreign currency adjustment	5	0	0	0	0	330	335
Balance, EOP	$2,109	$2,206	$4,567	$2,435	$525	$9,679	21,521
Other businesses							(299)
Total DAC balance							$21,222
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

Deferred Reinsurance Losses (“DRL”)

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company’s total DRL balance:

	Six Months Ended June 30, 2026
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$248	$932	$1,180
Amortization	(15)	(19)	(34)
Balance, EOP	$233	$913	1,146
Other businesses			63
Total DRL balance			$1,209

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$280	$969	$1,249
Amortization	(16)	(18)	(34)
Balance, EOP	$264	$951	1,215
Other businesses			63
Total DRL balance			$1,278

Deferred Reinsurance Gains (“DRG”)

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company’s total DRG balance:

	Six Months Ended June 30, 2026
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$67	$263	$333	$663
Deferred reinsurance gain	7	0	0	7
Amortization	(2)	(11)	(8)	(21)
Foreign currency adjustment	1	0	0	1
Balance, EOP	$73	$252	$325	650
Other businesses				39
Total DRG balance				$689

	Six Months Ended June 30, 2025
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$62	$287	$348	$697
Deferred reinsurance gain	2	0	0	2
Amortization	(2)	(12)	(8)	(22)
Foreign currency adjustment	6	0	0	6
Balance, EOP	$68	$275	$340	683
Other businesses				43
Total DRG balance				$726

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for annuity products within U.S. Legacy Products, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2026	2025(1)
	(in millions)
Balance, BOP	$348	$378
Capitalization	1	1
Amortization expense	(16)	(17)
Balance, EOP	333	362
Other businesses	25	27
Total DSI balance	$358	$389
__________
(1)Prior period amounts have been updated to conform to current presentation.

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances for the acquisition of the Star and Edison Businesses for International Businesses, along with a reconciliation to the Company’s total VOBA balance:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Balance, BOP	$384	$421
Amortization expense	(17)	(20)
Foreign currency adjustment	(12)	35
Balance, EOP	355	436
Other businesses(1)	11	14
Total VOBA balance	$366	$450
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,964	$4,753
Obligations of U.S. states and their political subdivisions	2,552	2,514
Foreign government bonds	125	109
U.S. corporate securities	12,905	13,783
Foreign corporate securities	3,497	4,282
Asset-backed securities	2,281	3,445
Mortgage-backed securities	13,562	10,154
Mutual funds:
Equity	93,759	92,137
Fixed Income	29,311	30,602
Other	6,573	6,315
Equity securities	5,853	5,459
Commercial mortgage and other loans	51	53
Other invested assets	19,802	19,749
Short-term investments	1,606	1,276
Cash and cash equivalents	2,109	1,620
Total	$198,950	$196,251

For the periods ended June 30, 2026 and December 31, 2025, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Six Months Ended June 30, 2026
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$29,278	$12,154	$26,916	$54,073	$77,880	$200,301
Deposits	4,244	296	1,128	2,217	32	7,917
Investment performance	537	475	737	4,312	4,124	10,185
Policy charges	(31)	(11)	(187)	(645)	(917)	(1,791)
Surrenders and withdrawals	(2,692)	(808)	(21)	(650)	(6,756)	(10,927)
Benefit payments	(1,919)	(242)	(215)	(268)	(53)	(2,697)
Net transfers (to) from general account	157	53	(4)	(431)	8	(217)
Other	99	417	(296)	25	1	246
Balance, EOP	$29,673	$12,334	$28,058	$58,633	$74,319	$203,017
Other businesses(1)						(4,067)
Total separate account liabilities						$198,950

Cash surrender value(2)	$29,673	$12,021	$27,977	$56,748	$74,117	$200,536
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

	Six Months Ended June 30, 2025
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$28,645	$12,664	$25,126	$46,891	$83,618	$196,944
Deposits	5,132	453	126	1,968	28	7,707
Investment performance	1,148	522	1,163	2,644	4,325	9,802
Policy charges	(33)	(5)	(137)	(615)	(1,006)	(1,796)
Surrenders and withdrawals	(3,499)	(946)	(25)	(549)	(6,316)	(11,335)
Benefit payments	(1,827)	(255)	(145)	(270)	(51)	(2,548)
Net transfers (to) from general account	(110)	(185)	13	(259)	14	(527)
Other	(172)	147	243	66	3	287
Balance, EOP	$29,284	$12,395	$26,364	$49,876	$80,615	198,534
Other businesses(1)						(3,773)
Total separate account liabilities						$194,761

Cash surrender value(2)	$29,284	$12,253	$26,271	$46,195	$79,949	$193,952
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below:

•Benefit Reserves;
•Deferred Profit Liability (“DPL”); and
•Additional Insurance Reserves (“AIR”)

In 2026, the Company recognized an unfavorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for Liability for Future Policy Benefits. The impact was unfavorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality and morbidity assumptions in Long-Term Care and updates to mortality assumptions in Retirement. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to impacts from updated economic assumptions, partially offset by impacts from updated policyholder behavior assumptions on universal life policies.

In 2025, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for Liability for Future Policy Benefits. The impact was favorable for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in Individual Life Insurance, partially offset by unfavorable updates for morbidity in Long-Term Care and mortality in Retirement. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to offsetting impacts from updated policyholder behavior assumptions and mortality assumptions on universal life policies.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2026
	Present Value of Expected Net Premiums
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$87,431	$10,637	$41,359	$2,868	$142,295
Effect of cumulative changes in discount rate assumptions, BOP	14,178	280	3,431	64	17,953
Balance at original discount rate, BOP	101,609	10,917	44,790	2,932	160,248
Effect of assumption update	19	(67)	(794)	260	(582)
Effect of actual variances from expected experience and other activity	143	(150)	(596)	58	(545)
Adjusted balance, BOP	101,771	10,700	43,400	3,250	159,121
Issuances	2,643	427	940	0	4,010
Net premiums / considerations collected	(4,891)	(676)	(3,174)	(163)	(8,904)
Interest accrual	1,856	260	686	73	2,875
Foreign currency adjustment	(1,516)	0	(530)	0	(2,046)
Other adjustments	0	(17)	74	0	57
Balance at original discount rate, EOP	99,863	10,694	41,396	3,160	155,113
Effect of cumulative changes in discount rate assumptions, EOP	(15,445)	(377)	(4,122)	(110)	(20,054)
Balance, EOP	$84,418	$10,317	$37,274	$3,050	135,059
Other businesses, EOP					113
Total balance, EOP					$135,172

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
	Present Value of Expected Future Policy Benefits
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$167,704	$19,166	$125,543	$11,660	$324,073
Effect of cumulative changes in discount rate assumptions, BOP	17,769	602	26,267	1,435	46,073
Balance at original discount rate, BOP	185,473	19,768	151,810	13,095	370,146
Effect of assumption update	127	(67)	(595)	394	(141)
Effect of actual variances from expected experience and other activity	199	(203)	(579)	70	(513)
Adjusted balance, BOP	185,799	19,498	150,636	13,559	369,492
Issuances	2,643	427	940	0	4,010
Interest accrual	3,693	474	2,335	320	6,822
Benefit payments	(7,657)	(738)	(5,241)	(201)	(13,837)
Foreign currency adjustment	(1,524)	0	(2,202)	0	(3,726)
Other adjustments	84	(14)	212	0	282
Balance at original discount rate, EOP	183,038	19,647	146,680	13,678	363,043
Effect of cumulative changes in discount rate assumptions, EOP	(19,863)	(795)	(29,551)	(1,614)	(51,823)
Balance, EOP	$163,175	$18,852	$117,129	$12,064	311,220
Other businesses, EOP					1,472
Total balance, EOP					$312,692

	Six Months Ended June 30, 2026
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	International Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$78,757	$8,535	$79,855	$9,013	$176,160
Flooring impact, EOP	205	2	87	0	294
Balance, EOP, post-flooring	78,962	8,537	79,942	9,013	176,454
Less: Reinsurance recoverables	5,228	638	281	0	6,147
Balance after reinsurance recoverables, EOP, post-flooring	$73,734	$7,899	$79,661	$9,013	170,307
Other businesses, EOP(1)					1,307
Total balance after reinsurance recoverables, EOP					$171,614

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Present Value of Expected Net Premiums
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$72,526	$10,724	$45,851	$2,854	$131,955
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,599	132	17,854
Balance at original discount rate, BOP	87,071	11,302	48,450	2,986	149,809
Effect of assumption update	169	(241)	(1,072)	8	(1,136)
Effect of actual variances from expected experience and other activity	(79)	(100)	(467)	41	(605)
Adjusted balance, BOP	87,161	10,961	46,911	3,035	148,068
Issuances	8,993	406	1,477	0	10,876
Net premiums / considerations collected	(3,447)	(692)	(3,455)	(155)	(7,749)
Interest accrual	1,745	264	730	71	2,810
Foreign currency adjustment	8,819	0	2,193	0	11,012
Other adjustments	0	3	73	0	76
Balance at original discount rate, EOP	103,271	10,942	47,929	2,951	165,093
Effect of cumulative changes in discount rate assumptions, EOP	(15,153)	(384)	(2,984)	(86)	(18,607)
Balance, EOP	$88,118	$10,558	$44,945	$2,865	146,486
Other businesses, EOP					109
Total balance, EOP					$146,595

	Six Months Ended June 30, 2025
	Present Value of Expected Future Policy Benefits
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$151,679	$18,996	$135,485	$11,178	$317,338
Effect of cumulative changes in discount rate assumptions, BOP	20,199	1,134	17,834	1,548	40,715
Balance at original discount rate, BOP	171,878	20,130	153,319	12,726	358,053
Effect of assumption update	322	(392)	(1,013)	14	(1,069)
Effect of actual variances from expected experience and other activity	(120)	(137)	(563)	18	(802)
Adjusted balance, BOP	172,080	19,601	151,743	12,758	356,182
Issuances	8,993	406	1,477	0	10,876
Interest accrual	3,545	470	2,365	306	6,686
Benefit payments	(7,440)	(784)	(4,208)	(176)	(12,608)
Foreign currency adjustment	8,902	0	7,245	0	16,147
Other adjustments	29	(1)	171	0	199
Balance at original discount rate, EOP	186,109	19,692	158,793	12,888	377,482
Effect of cumulative changes in discount rate assumptions, EOP	(19,591)	(797)	(23,521)	(1,572)	(45,481)
Balance, EOP	$166,518	$18,895	$135,272	$11,316	332,001
Other businesses, EOP(1)					1,514
Total balance, EOP					$333,515

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	International Businesses	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$78,400	$8,337	$90,326	$8,450	$185,513
Flooring impact, EOP	106	0	80	0	186
Balance, EOP, post-flooring	78,506	8,337	90,406	8,450	185,699
Less: Reinsurance recoverables	5,038	576	341	0	5,955
Balance after reinsurance recoverables, EOP, post-flooring	$73,468	$7,761	$90,065	$8,450	179,744
Other businesses, EOP(1)					1,347
Total balance after reinsurance recoverables, EOP					$181,091
__________
(1)Reflects balance after reinsurance recoverables of $53 million and $59 million at June 30, 2026 and 2025, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30, 2026
		Individual Life	International Businesses	Corporate and Other
	Retirement	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$172,541	$22,836	$95,546	$6,366
Discounted expected future gross premiums (at original discount rate)	$107,481	$15,415	$74,326	$4,316
Discounted expected future gross premiums (at current discount rate)	$90,584	$14,928	$67,213	$4,174
Undiscounted expected future benefits and expenses	$298,653	$30,406	$238,949	$30,490
Weighted-average duration of the liability in years (at original discount rate)	8	9	16	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	13	15
Weighted-average interest rate (at original discount rate)	4.84%	5.10%	3.09%	4.91%
Weighted-average interest rate (at current discount rate)	5.54%	5.46%	4.91%	5.87%

	Six Months Ended June 30, 2025
		Individual Life	International Businesses	Corporate and Other
	Retirement(1)	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$178,217	$22,958	$107,923	$6,588
Discounted expected future gross premiums (at original discount rate)	$111,292	$15,586	$84,598	$4,427
Discounted expected future gross premiums (at current discount rate)	$94,675	$15,086	$79,680	$4,308
Undiscounted expected future benefits and expenses	$302,651	$30,430	$260,920	$29,531
Weighted-average duration of the liability in years (at original discount rate)	8	10	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	14	15
Weighted-average interest rate (at original discount rate)	4.76%	5.12%	2.99%	4.91%
Weighted-average interest rate (at current discount rate)	5.45%	5.37%	4.05%	5.87%
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss.

In the first six months of 2026, there was a $115 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, furthered by a $4 million charge reflecting the impact of ceded reinsurance. The unfavorable impact in the first six months of 2026 is primarily due to new business and annual update to assumptions and other refinements applicable to US Pension Risk Transfer, for which the Present Value of Expected Benefits at the required discount rate exceeds the premium paid.

For the first six months of 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Six Months Ended June 30, 2026
	Deferred Profit Liability
		International Businesses	Total
	Retirement
	(in millions)
Balance, BOP, post-flooring	$5,419	$10,225	$15,644
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,419	10,223	15,642
Effect of assumption update	(18)	(255)	(273)
Effect of actual variances from expected experience and other activity	27	(39)	(12)
Adjusted balance, BOP	5,428	9,929	15,357
Profits deferred	28	1,220	1,248
Interest accrual	112	187	299
Amortization	(275)	(1,075)	(1,350)
Foreign currency adjustment	(4)	(70)	(74)
Other adjustments	0	33	33
Balance, EOP, pre-flooring	5,289	10,224	15,513
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,289	10,226	15,515
Less: Reinsurance recoverables	414	42	456
Balance after reinsurance recoverables, EOP, post-flooring	$4,875	$10,184	15,059
Other businesses			146
Total balance after reinsurance recoverables, EOP			$15,205

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Deferred Profit Liability
		International Businesses
	Retirement(1)		Total(1)
	(in millions)
Balance, BOP, post-flooring	$5,683	$9,354	$15,037
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,683	9,352	15,035
Effect of assumption update	(73)	(58)	(131)
Effect of actual variances from expected experience and other activity	30	2	32
Adjusted balance, BOP	5,640	9,296	14,936
Profits deferred	85	1,265	1,350
Interest accrual	116	172	288
Amortization	(289)	(1,055)	(1,344)
Foreign currency adjustment	26	353	379
Other adjustments	0	25	25
Balance, EOP, pre-flooring	5,578	10,056	15,634
Flooring impact, EOP	0	3	3
Balance, EOP, post-flooring	5,578	10,059	15,637
Less: Reinsurance recoverables	376	45	421
Balance after reinsurance recoverables, EOP, post-flooring	$5,202	$10,014	15,216
Other businesses			153
Total balance after reinsurance recoverables, EOP			$15,369
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table shows a rollforward of AIR balances for guaranteed universal life products within the U.S. Legacy Products segment, which is the only line of business that contains a material AIR balance, for the periods indicated, along with a reconciliation to the Company’s total AIR balance:

	Six Months Ended June 30,
	2026	2025(1)
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$17,904	$16,205
Flooring impact and amounts in AOCI	315	460
Balance, excluding amounts in AOCI, BOP, pre-flooring	18,219	16,665
Effect of assumption update	(51)	81
Effect of actual variances from expected experience and other activity	(39)	(12)
Adjusted balance, BOP	18,129	16,734
Assessments collected(2)	621	486
Interest accrual	305	282
Benefits paid	(117)	(121)
Other adjustments	(6)	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	18,932	17,381
Flooring impact and amounts in AOCI	(298)	(379)
Balance, including amounts in AOCI, EOP, post-flooring	18,634	17,002
Less: Reinsurance recoverables	11,020	9,963
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,614	7,039
Other businesses(3)	223	146
Total balance after reinsurance recoverables	$7,837	$7,185
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents the portion of gross assessments required to fund the future policy benefits.
(3)Reflects balance after reinsurance recoverables of $156 million and $134 million at June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026	2025
Weighted-average duration of the liability in years (at original discount rate)	20	21
Weighted-average interest rate (at original discount rate)	3.33%	3.41%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company’s Consolidated Statement of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Benefit reserves, EOP, post-flooring	$177,814	$187,106
Deferred Profit Liability EOP, post-flooring	15,661	15,790
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	19,013	17,282
Subtotal of amounts disclosed above	212,488	220,178
Other Future Policy Benefits reserves(1)	48,456	49,955
Total Future Policy Benefits	$260,944	$270,133
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company’s Consolidated Statement of Operations as of the periods indicated:

	Six Months Ended June 30, 2026
	Revenues(1)
		Individual Life	U.S. Legacy Products	International Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$5,209	$972	$0	$4,896	$288	$11,365
Deferred profit liability	127	0	0	(71)	8	64
Additional insurance reserves	96	0	869	102	682	1,749
Total	$5,432	$972	$869	$4,927	$978	$13,178

	Six Months Ended June 30, 2025
	Revenues(1)
		Individual Life	U.S. Legacy Products(2)	International Businesses	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$3,727	$964	$0	$5,441	$274	$10,406
Deferred profit liability	132	0	0	(352)	(3)	(223)
Additional insurance reserves	34	0	687	0	635	1,356
Total	$3,893	$964	$687	$5,089	$906	$11,539

	Six Months Ended June 30, 2026
	Interest Expense
		Individual Life	U.S. Legacy Products	International Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$1,837	$213	$0	$1,648	$269	$3,967
Deferred profit liability	112	0	0	187	2	301
Additional insurance reserves	3	0	305	1	6	315
Total	$1,952	$213	$305	$1,836	$277	$4,583

	Six Months Ended June 30, 2025
	Interest Expense
		Individual Life	U.S. Legacy Products(2)	International Businesses	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$1,800	$205	$0	$1,635	$255	$3,895
Deferred profit liability	116	0	0	172	2	290
Additional insurance reserves	1	0	282	1	8	292
Total	$1,917	$205	$282	$1,808	$265	$4,477
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Prior period amounts have been updated to conform to current period presentation.

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders’ account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2026
		Group Insurance	Individual Life	U.S. Legacy Products		International Businesses	Total
	Retirement	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$80,975	$4,763	$15,480	$3,715	$12,788	$60,946	$178,667
Deposits	11,179	446	728	65	649	3,859	16,926
Interest credited	1,044	65	200	136	188	1,359	2,992
Policy charges	(93)	(161)	(264)	(1)	(764)	(352)	(1,635)
Surrenders and withdrawals	(4,441)	(491)	(903)	(346)	(51)	(1,188)	(7,420)
Benefit payments	(416)	0	(21)	(66)	(63)	(1,234)	(1,800)
Net transfers (to) from separate account	(85)	4	458	14	0	0	391
Change in market value and other adjustments(1)	3,131	0	303	0	0	(17)	3,417
Foreign currency adjustment	(16)	0	0	0	0	(546)	(562)
Balance, end of period	$91,278	$4,626	$15,981	$3,517	$12,747	$62,827	190,976
Closed Block Division							4,212
Unearned revenue reserve, unearned expense credit, and additional interest reserve							7,141
Other(2)							(106)
Total Policyholders’ account balance							$202,223
Weighted-average crediting rate	2.42%	2.77%	2.55%	7.51%	2.95%	4.39%	3.24%
Net amount at risk(3)	$0	$75,147	$275,980	$0	$147,794	$28,945	$527,866
Cash surrender value(4)	$87,930	$3,628	$14,399	$3,168	$11,611	$56,313	$177,049

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
		Group Insurance	Individual Life(5)	U.S. Legacy Products(5)		International Businesses	Total
	Retirement(5)	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$60,869	$4,974	$14,902	$4,324	$12,694	$54,270	$152,033
Deposits	11,154	483	681	59	692	4,971	18,040
Interest credited	888	67	16	48	183	686	1,888
Policy charges	(62)	(168)	(257)	(1)	(767)	(296)	(1,551)
Surrenders and withdrawals	(3,500)	(842)	(874)	(366)	(59)	(672)	(6,313)
Benefit payments	(379)	0	(36)	(51)	(73)	(1,159)	(1,698)
Net transfers (to) from separate account	44	(13)	307	(3)	0	0	335
Change in market value and other adjustments(1)	977	0	495	0	0	(10)	1,462
Foreign currency adjustment	0	0	0	0	0	1,585	1,585
Balance, end of period	$69,991	$4,501	$15,234	$4,010	$12,670	$59,375	165,781
Closed Block Division							4,293
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,429
Other(2)							4,428
Total Policyholders’ account balance							$180,931
Weighted-average crediting rate	2.71%	2.81%	0.22%	2.34%	2.89%	2.42%	2.38%
Net amount at risk(3)	$0	$74,475	$259,722	$0	$148,612	$30,967	$513,776
Cash surrender value(4)	$67,199	$3,668	$12,627	$3,676	$11,426	$52,544	$151,140
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $994 million and $5,004 million of the Full Service Retirement business’s account balances reinsured to Empower for June 30, 2026 and 2025, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder’s account balances distributable at the balance sheet date less certain surrender charges.
(5)Prior period amounts have been updated to conform to current period presentation.

“Policyholders’ account balances” for Retirement, International Businesses and Corporate and Other includes the Company’s Funding Agreement-Backed Notes (“FABN”) and Funding Agreement-Backed Commercial Paper (“FACP”) programs, which totaled $10,086 million and $7,801 million at June 30, 2026 and 2025, respectively. Under this program, which have maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by The Prudential Insurance Company of America (“PICA”). The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.6% and original maturities ranging from two months to ten years. Included in the amounts at June 30, 2026 and 2025 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $6,650 million and $4,742 million, respectively, and short-term note liability of $2,836 million and $2,834 million, respectively, and Retail Note liability of $631 million and $257 million, respectively.

“Policyholders’ account balances” for Retirement also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both June 30, 2026 and 2025. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2026
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement
Less than 1.00%	$230	$20	$43	$1,881	$2,174
1.00% - 1.99%	1,870	34	137	46	2,087
2.00% - 2.99%	184	2,178	636	10	3,008
3.00% - 4.00%	6,182	5	11	2	6,200
Greater than 4.00%	7,359	0	0	0	7,359
Total	$15,825	$2,237	$827	$1,939	$20,828
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$877	$877
1.00% - 1.99%	3	0	0	2	5
2.00% - 2.99%	38	0	0	0	38
3.00% - 4.00%	1,400	4	74	4	1,482
Greater than 4.00%	3	0	0	0	3
Total	$1,444	$4	$74	$883	$2,405
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$356	$0	$356
1.00% - 1.99%	521	264	0	414	1,199
2.00% - 2.99%	224	151	42	356	773
3.00% - 4.00%	2,057	319	1,001	254	3,631
Greater than 4.00%	4,765	0	0	0	4,765
Total	$7,567	$734	$1,399	$1,024	$10,724
U.S. Legacy Products - Annuities
Less than 1.00%	$15	$60	$606	$0	$681
1.00% - 1.99%	69	485	46	0	600
2.00% - 2.99%	443	31	8	0	482
3.00% - 4.00%	1,595	22	8	0	1,625
Greater than 4.00%	134	0	0	0	134
Total	$2,256	$598	$668	$0	$3,522
U.S. Legacy Products - Guaranteed Universal Life
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	19	0	0	3,239	3,258
2.00% - 2.99%	27	0	4,036	291	4,354
3.00% - 4.00%	2,915	1,101	662	0	4,678
Greater than 4.00%	457	0	0	0	457
Total	$3,418	$1,101	$4,698	$3,530	$12,747
International Businesses
Less than 1.00%	$3,308	$23	$0	$0	$3,331
1.00% - 1.99%	13,613	117	0	0	13,730
2.00% - 2.99%	7,585	277	67	0	7,929
3.00% - 4.00%	10,652	0	0	0	10,652
Greater than 4.00%	21,009	0	0	0	21,009
Total	$56,167	$417	$67	$0	$56,651

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement(2)
Less than 1.00%	$640	$4	$18	$1,118	$1,780
1.00% - 1.99%	1,948	55	178	52	2,233
2.00% - 2.99%	174	449	550	15	1,188
3.00% - 4.00%	6,389	6	11	3	6,409
Greater than 4.00%	4,732	0	0	0	4,732
Total	$13,883	$514	$757	$1,188	$16,342
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$712	$712
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	44	0	0	0	44
3.00% - 4.00%	1,442	6	51	7	1,506
Greater than 4.00%	3	0	0	0	3
Total	$1,489	$6	$51	$721	$2,267
Individual Life - Variable / Universal Life(2)
Less than 1.00%	$0	$0	$0	$354	$354
1.00% - 1.99%	325	0	340	348	1,013
2.00% - 2.99%	258	136	163	265	822
3.00% - 4.00%	2,414	314	1,140	45	3,913
Greater than 4.00%	4,830	0	0	0	4,830
Total	$7,827	$450	$1,643	$1,012	$10,932
U.S. Legacy Products - Annuities(2)
Less than 1.00%	$422	$204	$407	$0	$1,033
1.00% - 1.99%	136	387	38	0	561
2.00% - 2.99%	457	9	4	0	470
3.00% - 4.00%	1,842	24	9	0	1,875
Greater than 4.00%	155	0	0	0	155
Total	$3,012	$624	$458	$0	$4,094
U.S. Legacy Products - Guaranteed Universal Life(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	16	0	1,732	1,254	3,002
2.00% - 2.99%	26	1,429	2,574	167	4,196
3.00% - 4.00%	3,197	1,639	165	0	5,001
Greater than 4.00%	472	0	0	0	472
Total	$3,711	$3,068	$4,471	$1,421	$12,671
International Businesses
Less than 1.00%	$3,932	$23	$0	$0	$3,955
1.00% - 1.99%	16,450	32	0	0	16,482
2.00% - 2.99%	7,926	280	26	0	8,232
3.00% - 4.00%	8,743	0	0	0	8,743
Greater than 4.00%	16,833	0	0	0	16,833
Total	$53,884	$335	$26	$0	$54,245
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30, 2026
	Individual Life	U.S. Legacy Products	International Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,809	$2,047	$666	$6,522
Unearned revenue	302	123	80	505
Amortization expense	(95)	(42)	(18)	(155)
Foreign currency adjustment	0	0	(17)	(17)
Balance, end of period	$4,016	$2,128	$711	6,855
Other				100
Total unearned revenue reserve balance				$6,955

	Six Months Ended June 30, 2025
	Individual Life(1)	U.S. Legacy Products(1)	International Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,389	$1,856	$505	$5,750
Unearned revenue	297	135	98	530
Amortization expense	(88)	(38)	(14)	(140)
Foreign currency adjustment	0	0	30	30
Balance, end of period	$3,598	$1,953	$619	6,170
Other				64
Total unearned revenue reserve balance				$6,234
__________
(1)Prior period amounts have been updated to conform to current period presentation.

11. MARKET RISK BENEFITS

The following tables show a rollforward for the lines of business that contain material MRB balances, along with a reconciliation to the Company’s total MRB balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$290	$2,794	$3,084
Effect of cumulative changes in NPR	(29)	506	477
Balance, BOP, before effect of changes in NPR	261	3,300	3,561
Attributed fees collected	53	449	502
Claims paid	(2)	(35)	(37)
Interest accrual	6	75	81
Actual in force different from expected	1	15	16
Effect of changes in interest rates	1	(74)	(73)
Effect of changes in equity markets	11	(598)	(587)
Effect of assumption update and other refinements	29	96	125
Issuances	77	6	83
Other adjustments	2	(1)	1
Balance, EOP, before effect of changes in NPR	439	3,233	3,672
Effect of cumulative changes in NPR	15	(508)	(493)
Balance, EOP	454	2,725	3,179
Less: Reinsured MRBs	0	885	885
Balance, EOP, net of reinsurance	$454	$1,840	2,294
Other businesses			7
Total net MRB balance			$2,301

	Six Months Ended June 30, 2025(1)
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$91	$2,657	$2,748
Effect of cumulative changes in NPR	(16)	689	673
Balance, BOP, before effect of changes in NPR	75	3,346	3,421
Attributed fees collected	31	500	531
Claims paid	(1)	(40)	(41)
Interest accrual	2	91	93
Actual in force different from expected	6	35	41
Effect of changes in interest rates	(30)	413	383
Effect of changes in equity markets	(12)	(485)	(497)
Effect of assumption update and other refinements	137	126	263
Issuances	46	6	52
Other adjustments	24	0	24
Balance, EOP, before effect of changes in NPR	278	3,992	4,270
Effect of cumulative changes in NPR	(14)	(832)	(846)
Balance, EOP	264	3,160	3,424
Less: Reinsured MRBs	0	777	777
Balance, EOP, net of reinsurance	$264	$2,383	2,647
Other businesses			24
Total net MRB balance			$2,671
_________
(1)Prior period amounts have been updated to conform to current presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In both 2026 and 2025, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.

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

The following tables present accompanying information to the rollforward tables above.

	June 30, 2026
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(2)	$752	$7,913
Weighted-average attained age of contractholders	73	73

	June 30, 2025(1)
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(2)	$401	$8,736
Weighted-average attained age of contractholders	69	71
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	June 30, 2026
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$28	$2,402	$0	$2,430
MRB Liabilities	482	4,242	7	4,731
Net Liability	$454	$1,840	$7	$2,301

	June 30, 2025(1)
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$41	$2,146	$1	$2,188
MRB Liabilities	305	4,529	25	4,859
Net Liability	$264	$2,383	$24	$2,671
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

The international businesses primarily use reinsurance to obtain experience with respect to certain new product offerings, provide additional capacity for growth and, to a lesser extent, mitigate mortality risk for certain protection products and for capital management purposes.

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Direct premiums	$5,808	$5,824	$12,990	$11,846
Reinsurance assumed	1,773	1,757	3,609	3,351
Reinsurance ceded	(701)	(599)	(1,357)	(1,215)
Premiums	$6,880	$6,982	$15,242	$13,982

Direct policy charges and fee income	$1,213	$1,146	$2,428	$2,329
Reinsurance assumed	285	290	573	579
Reinsurance ceded	(251)	(187)	(622)	(502)
Policy charges and fee income	$1,247	$1,249	$2,379	$2,406

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(100)	$(471)	$(412)	$(838)
Reinsurance assumed	46	39	29	11
Reinsurance ceded	(17)	6	17	50
Change in value of market risk benefits, net of related hedging gains (losses)	$(71)	$(426)	$(366)	$(777)

Direct policyholders’ benefits	$6,826	$7,034	$15,324	$14,294
Reinsurance assumed	2,133	2,074	4,356	4,044
Reinsurance ceded	(1,208)	(927)	(2,396)	(2,017)
Policyholders’ benefits	$7,751	$8,181	$17,284	$16,321

Direct change in estimates of liability for future policy benefits	$315	$(17)	$326	$(64)
Reinsurance assumed	61	(10)	71	(10)
Reinsurance ceded	137	(148)	155	(151)
Change in estimates of liability for future policy benefits	$513	$(175)	$552	$(225)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables:
FLIAC	$1,333	$1,381
Prismic Re(1)	5,402	5,475
Other	301	171
Individual and group annuities	7,036	7,027
Hartford Life Business(2)	2,054	2,022
Somerset Re(3)	1,675	1,667
Wilton Re	8,179	8,013
Other	9,180	8,887
Life insurance	21,088	20,589
Other reinsurance	414	415
Total reinsurance recoverables	28,538	28,031
Deposit receivables:
Somerset Re(4)	2,524	2,491
Empower	856	2,471
Prismic Re(1)	3,629	3,684
Prismic Re International	6,723	6,422
Resolution Re(5)	1,599	849
Other	349	129
Total deposit receivables	15,680	16,046
Total reinsurance recoverables and deposit receivables(6)	$44,218	$44,077
__________
(1)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Prismic Re of $7,876 million and $7,980 million as of June 30, 2026 and December 31, 2025, respectively.
(2)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,371 million and $1,366 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Represents reinsurance recoverables of $8,296 million and $8,192 million as of June 30, 2026 and December 31, 2025, respectively that are netted with reinsurance payables of $6,621 million and $6,525 million as of June 30, 2026 and December 31, 2025, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(4)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Somerset Re of $2,629 million and $2,602 million as of June 30, 2026 and December 31, 2025, respectively.
(5)The Company has also recorded funds withheld and other payables related to the reinsurance of annuity contracts in the Retirement business with Resolution Re, Ltd. (“Resolution Re”) of $1,572 million and $851 million as of June 30, 2026 and December 31, 2025, respectively.
(6)Net of $14 million of allowance for credit losses as of both June 30, 2026 and December 31, 2025, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 61% of the Company’s remaining reinsurance recoverables as of June 30, 2026. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding CECL.

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

As of June 30, 2026 and December 31, 2025, the Company recognized a policyholder dividend obligation of $1,585 million and $1,635 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,308) million and $(1,064) million at June 30, 2026 and December 31, 2025, respectively, with a corresponding amount reported in AOCI.

As of June 30, 2026, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Closed Block liabilities
Future policy benefits	$40,582	$41,484
Policyholders’ dividends payable	677	669
Policyholders’ dividend obligation	277	571
Policyholders’ account balances	4,212	4,273
Other Closed Block liabilities	2,923	3,030
Total Closed Block liabilities	48,671	50,027
Closed Block assets
Fixed maturities, available-for-sale, at fair value	27,793	28,721
Fixed maturities, trading, at fair value	550	581
Equity securities, at fair value	1,630	1,593
Commercial mortgage and other loans	7,475	7,464
Policy loans	3,157	3,217
Other invested assets	4,621	4,538
Short-term investments	282	255
Total investments	45,508	46,369
Cash and cash equivalents	286	726
Accrued investment income	386	388
Other Closed Block assets	264	279
Total Closed Block assets	46,444	47,762
Excess of reported Closed Block liabilities over Closed Block assets	2,227	2,265
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,475)	(1,230)
Allocated to policyholder dividend obligation	1,308	1,064
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,060	$2,099

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2026
(in millions)
Balance, December 31, 2025	$571
Impact from earnings allocable to policyholder dividend obligation	(50)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(244)
Balance, June 30, 2026	$277

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues
Premiums	$426	$444	$829	$862
Net investment income	515	511	1,046	1,003
Realized investment gains (losses), net	(37)	(199)	(65)	(255)
Other income (loss)	230	190	204	156
Total Closed Block revenues	1,134	946	2,014	1,766
Benefits and Expenses
Policyholders’ benefits	587	616	1,159	1,217
Interest credited to policyholders’ account balances	28	28	55	56
Dividends to policyholders	464	249	679	377
General and administrative expenses	60	64	121	142
Total Closed Block benefits and expenses	1,139	957	2,014	1,792
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(5)	(11)	0	(26)
Income tax expense (benefit)	(24)	(31)	(39)	(66)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$19	$20	$39	$40

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $347 million, or 18.1% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first six months of 2026, compared to an income tax expense of $402 million, or 24.2%, in the first six months of 2025. The Company’s

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2026	December 31, 2025
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	850	849
Subtotal commercial paper	875	874
Current portion of long-term debt:
Senior notes	48	536
Mortgage debt	32	33
Subtotal current portion of long-term debt	80	569
Subtotal	955	1,443
Less: assets under set-off arrangements	0	0
Total short-term debt(1)	$955	$1,443
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$466	$175
Daily average commercial paper outstanding for the quarter ended	$2,234	$2,389
Weighted average maturity of outstanding commercial paper, in days	5	11
Weighted average interest rate on outstanding commercial paper	3.64%	3.72%
__________
(1)Includes Prudential Financial debt of $73 million and $561 million at June 30, 2026 and December 31, 2025, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2026, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
Fixed-rate obligations:
Surplus notes subject to set-off arrangements(1)(2)	$16,372	$15,744
Senior notes	10,929	10,823
Mortgage debt(3)	159	134
Floating-rate obligations:
Line of credit	200	255
Mortgage debt(3)	36	49
Junior subordinated notes(4)	8,339	7,595
Subtotal	36,035	34,600
Less: assets under set-off arrangements(1)	16,372	15,744
Total long-term debt(5)	$19,663	$18,856
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $7.8 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $195 million and $184 million of debt denominated in foreign currency at June 30, 2026 and December 31, 2025, respectively.
(4)Includes Prudential Financial debt of $8,301 million and $7,555 million at June 30, 2026, and December 31, 2025, respectively. Also includes subsidiary debt of $38 million and $40 million denominated in foreign currency at June 30, 2026, and December 31, 2025, respectively.
(5)Includes Prudential Financial debt of $19,230 million and $18,378 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $750 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly-owned subsidiary of the Company. As of June 30, 2026, $212 million in principal amount of these surplus notes and credit-linked notes were outstanding. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements nor in the table above.

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

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Retirement business through the purchase of funding agreements on which the segment will earn investment spread. As of June 30, 2026, the outstanding balance of the InterNotes® Retail Notes was $839 million of which $619 million was utilized for Retirement, as described above and $220 million were used for general corporate purposes.

Junior Subordinated Notes

In June 2026, the Company issued $750 million in aggregate principal amount of 6.25% junior subordinated notes due June 2056.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$49	$47	$2	$2
Interest cost	141	141	13	14
Expected return on plan assets	(245)	(249)	(18)	(18)
Amortization of prior service cost	0	0	(17)	(17)
Amortization of actuarial (gain) loss, net	33	21	1	2
Settlements	(1)	0	0	0
Net periodic (benefit) cost	$(23)	$(40)	$(19)	$(17)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$98	$94	$4	$3
Interest cost	281	282	26	28
Expected return on plan assets	(490)	(498)	(37)	(36)
Amortization of prior service cost	0	0	(34)	(34)
Amortization of actuarial (gain) loss, net	66	42	3	5
Settlements	(1)	(1)	0	0
Net periodic (benefit) cost	$(46)	$(81)	$(38)	$(34)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2025	666.3	318.3	348.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	4.9	(4.9)
Stock-based compensation programs(1)	0.0	(2.1)	2.1
Balance, June 30, 2026	666.3	321.1	345.2
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2025, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026. As of June 30, 2026, 4.9 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share of Common Stock	$1.40	$1.35	$2.80	$2.70

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2026 and 2025, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2025	$(3,183)	$(18,789)	$21,039	$378	$(2,522)	$(3,077)
Change in OCI before reclassifications	(157)	(5,312)	3,545	15	0	(1,909)
Amounts reclassified from AOCI	(12)	1,030	0	0	35	1,053
Income tax benefit (expense)	(50)	903	(969)	(3)	(8)	(127)
Balance, June 30, 2026	$(3,402)	$(22,168)	$23,615	$390	$(2,495)	$(4,060)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	806	(2,132)	3,983	172	(5)	2,824
Amounts reclassified from AOCI	(20)	511	0	0	13	504
Income tax benefit (expense)	80	604	(1,187)	(36)	1	(538)
Balance, June 30, 2025	$(2,749)	$(19,704)	$20,102	$668	$(2,238)	$(3,921)
__________
(1)Includes cash flow hedges of $141 million and $(231) million as of June 30, 2026 and December 31, 2025, respectively, and $(597) million and $1,780 million as of June 30, 2025 and December 31, 2024, respectively, and fair value hedges of $(136) million and $(123) million as of June 30, 2026 and December 31, 2025, respectively, and $(168) million and $(64) million as of June 30, 2025 and December 31, 2024, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2026	2025	2026	2025
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$2	$8	$12	$20	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	0	Other income (loss)
Total foreign currency translation adjustment	2	8	12	20
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(2)	(4)	(4)	(7)	(3)
Cash flow hedges—Currency	(3)	(4)	(6)	(3)	(3)
Cash flow hedges—Currency/Interest rate	58	(265)	208	(294)	(3)
Fair value hedges—Currency	(4)	(3)	(8)	(7)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(476)	(137)	(1,220)	(200)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(427)	(413)	(1,030)	(511)	(4)
Amortization of defined benefit items:
Prior service cost	17	17	34	34	(5)
Actuarial gain (loss)	(34)	(23)	(69)	(47)	(5)
Total amortization of defined benefit items	(17)	(6)	(35)	(13)
Total reclassifications for the period	$(442)	$(411)	$(1,053)	$(504)
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2025	$(4)	$(26,641)	$(168)	$623	$1,064	$6,337	$(18,789)
Net investment gains (losses) on investments arising during the period	21	(5,531)				1,162	(4,348)
Reclassification adjustment for (gains) losses included in net income	(5)	1,035				(217)	813
Reclassification due to allowance for credit losses recorded during the period	2	(2)				0	0
Impact of net unrealized investment (gains) losses			64	(110)	244	(42)	156
Balance, June 30, 2026	$14	$(31,139)	$(104)	$513	$1,308	$7,240	$(22,168)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2026			2025
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,036			$566
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	51			33
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	12			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$973	346.4	$2.81	$527	353.1	$1.49
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$12			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	12			6
Stock options		0.0			0.1
Deferred and long-term compensation programs		1.7			1.7
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$973	348.1	$2.80	$527	354.9	$1.48

	Six Months Ended June 30,
	2026			2025
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,642			$1,308
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	60			68
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	21			16
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,561	347.0	$4.50	$1,224	353.7	$3.46
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$21			$16
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	21			16
Stock options		0.1			0.1
Deferred and long-term compensation programs		1.7			1.7
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,561	348.8	$4.48	$1,224	355.5	$3.44

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2026 and 2025, as applicable, were based on 4.1 million and 3.9 million of such awards, respectively, and for the six months ended June 30, 2026 and 2025, as applicable, were based on 4.1 million and 3.9 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended June 30,
	2026		2025
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.67	0.2	$108.68
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.2

	Six Months Ended June 30,
	2026		2025
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$108.68	0.1	$108.68
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.2		0.1

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2026
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)	U.S. Legacy Products (1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$1,952	$1,360	$232	$31	$2,755	$(5)	$6,325	$555	$6,880
Policy charges and fee income	0	33	178	460	370	114	(17)	1,138	109	1,247
Net investment income	73	2,096	146	377	472	1,643	345	5,152	631	5,783
Asset management fees, commissions and other income	1,034	92	24	92	297	179	(178)	1,540	211	1,751
Total revenues	1,107	4,173	1,708	1,161	1,170	4,691	145	14,155	1,506	15,661
Benefits and expenses:
Policyholders' benefits	0	2,642	1,208	448	322	2,362	(4)	6,978
Interest credited to policyholders' account balances	0	690	32	163	68	425	2	1,380
Interest expense	24	7	4	104	179	6	217	541
Deferral of acquisition costs	0	(177)	(25)	(222)	(4)	(240)	33	(635)
Amortization of DAC	0	89	2	111	53	179	(16)	418
Operating expenses(4)	469	145	199	110	88	535	188	1,734
Variable expenses(4)	320	232	136	269	213	376	4	1,550
Other benefits and expenses(5)	0	153	(3)	2	17	193	0	362
Total benefits and expenses	813	3,781	1,553	985	936	3,836	424	12,328
Total pre-tax income	$294	$392	$155	$176	$234	$855	$(279)	$1,827	$(649)	$1,178

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(655)
Change in value of market risk benefits, net of related hedging gains (losses)								(71)
Market experience updates								(20)
Divested and Run-off Businesses:
Closed Block division								(12)
Other Divested and Run-off Businesses								135
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(25)
Other adjustments								(1)
Total reconciling items								(649)
Total GAAP pre-tax income								$1,178

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)(2)	U.S. Legacy Products (1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$2,127	$1,349	$232	$16	$2,709	$(7)	$6,426	$556	$6,982
Policy charges and fee income	0	25	184	354	430	92	(15)	1,070	179	1,249
Net investment income	59	1,819	133	348	460	1,451	330	4,600	626	5,226
Asset management fees, commissions and other income	984	105	21	80	325	147	(252)	1,410	(1,141)	269
Total revenues	1,043	4,076	1,687	1,014	1,231	4,399	56	13,506	220	13,726
Benefits and expenses:
Policyholders' benefits	0	2,809	1,230	418	284	2,445	(1)	7,185
Interest credited to policyholders' account balances	0	512	32	143	67	369	12	1,135
Interest expense	24	9	5	102	170	1	215	526
Deferral of acquisition costs	0	(206)	(4)	(209)	(12)	(297)	39	(689)
Amortization of DAC	0	68	4	104	57	174	(15)	392
Operating expenses(4)	477	138	186	156	103	467	107	1,634
Variable expenses(4)	313	226	109	247	228	446	(21)	1,548
Other benefits and expenses(5)	0	123	0	(29)	(17)	33	0	110
Total benefits and expenses	814	3,679	1,562	932	880	3,638	336	11,841
Total pre-tax income	$229	$397	$125	$82	$351	$761	$(280)	$1,665	$(925)	$740

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(516)
Change in value of market risk benefits, net of related hedging gains (losses)								(426)
Market experience updates								42
Divested and Run-off Businesses:
Closed Block division								(18)
Other Divested and Run-off Businesses								12
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(18)
Other adjustments								(1)
Total reconciling items								(925)
Total GAAP pre-tax income								$740

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2026
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)	U.S. Legacy Products (1)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$5,197	$2,750	$466	$56	$5,704	$(10)	$14,163	$1,079	$15,242
Policy charges and fee income	0	64	364	891	728	231	(32)	2,246	133	2,379
Net investment income	107	4,181	284	745	947	3,250	646	10,160	1,288	11,448
Asset management fees, commissions and other income	2,040	188	44	180	577	293	(502)	2,820	(702)	2,118
Total revenues	2,147	9,630	3,442	2,282	2,308	9,478	102	29,389	1,798	31,187
Benefits and expenses:
Policyholders’ benefits	0	6,577	2,526	901	656	5,022	(7)	15,675
Interest credited to policyholders’ account balances	0	1,338	65	310	126	839	6	2,684
Interest expense	49	18	9	209	353	9	433	1,080
Deferral of acquisition costs	0	(351)	(25)	(438)	(7)	(503)	65	(1,259)
Amortization of DAC	0	168	4	219	105	352	(33)	815
Operating expenses(4)	994	290	405	225	177	1,098	274	3,463
Variable expenses(4)	620	448	268	538	436	776	(27)	3,059
Other benefits and expenses(5)	0	178	(3)	3	21	220	0	419
Total benefits and expenses	1,663	8,666	3,249	1,967	1,867	7,813	711	25,936
Total pre-tax income	$484	$964	$193	$315	$441	$1,665	$(609)	$3,453	$(1,542)	$1,911

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(1,276)
Change in value of market risk benefits, net of related hedging gains (losses)								(366)
Market experience updates								(5)
Divested and Run-off Businesses:
Closed Block division								(23)
Other Divested and Run-off Businesses								199
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(67)
Other adjustments								(4)
Total reconciling items								(1,542)
Total GAAP pre-tax income(6)								$1,911

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)(2)	Group Insurance	Individual Life(1)(2)	U.S. Legacy Products (1)(2)	International Businesses	Corporate and Other(3)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$3,873	$2,745	$469	$35	$5,766	$(16)	$12,872	$1,110	$13,982
Policy charges and fee income	0	55	381	784	808	180	(30)	2,178	228	2,406
Net investment income	79	3,577	267	708	908	2,920	660	9,119	1,237	10,356
Asset management fees, commissions and other income	1,949	236	42	164	662	271	(575)	2,749	(2,297)	452
Total revenues	2,028	7,741	3,435	2,125	2,413	9,137	39	26,918	278	27,196
Benefits and expenses:
Policyholders’ benefits	0	5,249	2,526	931	589	5,226	(9)	14,512
Interest credited to policyholders’ account balances	0	986	67	289	136	716	24	2,218
Interest expense	45	24	10	213	334	0	422	1,048
Deferral of acquisition costs	0	(414)	(4)	(399)	(25)	(603)	72	(1,373)
Amortization of DAC	0	132	6	210	112	339	(31)	768
Operating expenses(4)	981	275	380	265	192	903	262	3,258
Variable expenses(4)	617	468	236	495	470	909	(6)	3,189
Other benefits and expenses(5)	0	98	0	(13)	(10)	38	0	113
Total benefits and expenses	1,643	6,818	3,221	1,991	1,798	7,528	734	23,733
Total pre-tax income	$385	$923	$214	$134	$615	$1,609	$(695)	$3,185	$(1,525)	$1,660

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(762)
Change in value of market risk benefits, net of related hedging gains (losses)								(777)
Market experience updates								81
Divested and Run-off Businesses:
Closed Block division								(40)
Other Divested and Run-off Businesses								(39)
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(15)
Other adjustments								27
Total reconciling items								(1,525)
Total GAAP pre-tax income(6)								$1,660
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
(6)Reflects “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2026	December 31, 2025
	(in millions)
Assets by segment:
PGIM	$39,708	$39,103
U.S. Businesses:
Retirement(1)	227,007	213,222
Group Insurance	42,226	41,292
Individual Life(1)	92,174	87,898
U.S. Legacy Products(1)	135,263	136,383
Total U.S. Businesses(1)	496,670	478,795
International Businesses	185,969	187,770
Corporate and Other(1)	14,437	19,977
Closed Block division	46,770	48,095
Total Assets per Unaudited Interim Consolidated Financial Statements	$783,554	$773,740
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

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
PGIM segment intersegment revenues	$240	$222	$476	$446

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Asset-based management fees	$879	$841	$1,739	$1,695
Performance-based incentive fees	24	25	37	32
Other fees	116	116	239	239
Total asset management and service fees	$1,019	$982	$2,015	$1,966

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

As of June 30, 2026, the Company’s ownership in Prismic is approximately 20% and the carrying value of the Company’s investment is approximately $200 million. As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic and its subsidiaries.

The related party balances with Prismic and its subsidiaries impacted the Company’s balance sheet as of the periods indicated as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables and deposit receivables	$15,754	$15,581
Other assets	$160	$162
Reinsurance and funds withheld payables (includes $189 and $194 of embedded derivatives at fair value at June 30, 2026 and December 31, 2025, respectively)	$7,876	$7,980
Accumulated other comprehensive income (loss)	$(196)	$(128)

The Company has guaranteed the obligations of Prismic and its subsidiaries on letters of credit they may obtain from third-party financial institutions to support their contractual obligations for a total amount up to $1.9 billion and $2.0 billion as of June 30, 2026 and December 31, 2025, respectively. Additionally, the Company has provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. As of June 30, 2026, the Company has an unfunded capital commitment of approximately $300 million, intended to fund future transactions executed by Prismic, that is expected to be fully funded by the end of the second quarter of 2028. This commitment is part of a broader capital commitment, involving third-party investors in Prismic, and will allow the Company to retain its approximately 20% equity ownership in Prismic. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and its subsidiaries impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Premiums	$7	$(13)	$5	$(16)
Asset management and service fees	17	15	34	28
Other income (loss)	100	99	196	160
Realized investment gains(losses), net	(146)	(33)	(132)	(270)
Policyholders’ benefits	(70)	(70)	(140)	(141)
Change in estimates of liability for future policy benefits	8	(14)	5	(17)
Amortization of deferred policy acquisition costs	(5)	(3)	(8)	(4)
General and administrative expenses	8	14	15	17
Income (loss) from related parties, before income taxes	37	141	231	47
Other comprehensive income (loss), before tax	56	(24)	(68)	(33)
Total comprehensive income (loss), before tax	$93	$117	$163	$14

	Six Months Ended June 30,
	2026	2025
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$132	$270
Change in:
Deferred policy acquisition costs	$(8)	$(4)
Reinsurance-related balances	$(480)	$(404)
Other, net	$(63)	$21
CASH FLOWS FROM INVESTING ACTIVITIES
Other, net	$17	$(64)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$20	$167

See the Unaudited Interim Consolidated Statements of Cash Flows for information regarding significant non-cash transactions with Prismic and its subsidiaries.

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2026	December 31, 2025
	(in millions)
Total outstanding mortgage loan commitments	$2,891	$1,851
Portion of commitment where prearrangement to sell to investor exists	$849	$352

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $6 million and $5 million as of June 30, 2026 and December 31, 2025, respectively. The change in allowance was $1 million for both the three and six months ended June 30, 2026 and $2 million for both the three and six months ended June 30, 2025.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2026	December 31, 2025
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$14,811	$13,205
Expected to be funded from separate accounts	$622	$339

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2026 or 2025. Additionally, the above amount includes an unfunded commitment of $300 million to Prismic Re, intended to fund future transactions executed by Prismic, that is required to be fully funded by the end of the second quarter of 2027. See Note 20 for additional information regarding the related party relationship between the Company and Prismic Re.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2026	December 31, 2025
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,609	$4,459
Fair value of related collateral associated with above indemnifications(1)	$7,778	$4,558
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million related to securities repurchase transactions as of June 30, 2026 and December 31, 2025.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	June 30, 2026	December 31, 2025
	(in millions)
Guaranteed value of third-parties’ assets	$75,552	$75,883
Fair value of collateral supporting these assets	$72,661	$73,511
Asset (liability) associated with guarantee, carried at fair value	$0	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2026	December 31, 2025
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,885	$3,717
First-loss exposure portion of above	$1,115	$1,068
Accrued liability associated with guarantees(1)	$25	$24
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $10 million and $11 million as of June 30, 2026 and December 31, 2025, respectively. The change in allowance was $1 million and $0 million for the three months ended June 30, 2026 and 2025, respectively, and $1 million and a reduction of $1 million for the six months ended June 30, 2026 and 2025, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $29,051 million and $28,275 million of mortgages subject to these loss-sharing arrangements as of June 30, 2026 and December 31, 2025, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2026, these mortgages had a weighted-average debt service coverage ratio of 1.91 times and a weighted-average loan-to-value ratio of 64%. As of December 31, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the six months ended June 30, 2026 or 2025.

Other Guarantees

	June 30, 2026	December 31, 2025
	(in millions)
Other guarantees where amount can be determined	$289	$290
Accrued liability for other guarantees and indemnifications	$30	$31

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.4 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions to support collateral requirements under certain reinsurance arrangements. As of June 30, 2026, no letters of credit have been issued, and the likelihood of them being drawn upon is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2026, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In November 2025, Defendants filed an answer to the Amended Complaint. In July 2026, Defendants filed a motion for summary judgment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2026, compared with December 31, 2025, and its consolidated results of operations for the three and six months ended June 30, 2026 and 2025. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•“General Account Investments” provides information about the overall portfolio composition of the general account that supports the liabilities of our insurance companies. In addition, investment results are presented separately for our Japanese-based operations, our Closed Block division, and our Funds Withheld portfolios, the latter of which supports liabilities relating to reinsurance agreements where the economic benefits and associated investment risk ultimately inure to the reinsurer. This section should be read in conjunction with Note 3 to the Unaudited Interim Consolidated Financial Statements.

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

Executive Summary

Company Overview

Prudential Financial, a financial services leader with approximately $1.642 trillion of assets under management as of June 30, 2026, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

We believe we are a uniquely integrated financial services company, with a competitive position supported by our longstanding brand, broad customer relationships, global distribution capabilities, and a diversified business model that combines liability generation across retirement and protection products with PGIM’s asset management expertise across public and private markets. Together, these capabilities enable us to originate, manage, and allocate capital at scale, meet evolving customer and client needs, and generate earnings and cash flow across market cycles.

In August 2026, we announced a deliberate, multi-year strategy to become a more focused, higher-performing enterprise. We intend to exit emerging markets and concentrate capital, talent, and management attention on large, developed markets where we believe we have the greatest opportunity to compete and scale, including the United States, Japan, and select markets in Europe; strengthen leadership positions in global retirement, asset management, and select protection businesses; optimize capital deployment toward higher-return and less capital-intensive opportunities; and leverage global scale, technology, and simplification initiatives to improve efficiency. As part of this strategy, we are undertaking an enterprise-wide cost savings initiative expected to reduce annual operating expenses by approximately $750 million by year-end 2028. Through these actions, we seek to deliver earnings growth, increase free cash flow conversion, maintain strong returns on capital, and create durable long-term value for shareholders.

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

The suspension of sales resulted in an estimated reduction of $235 million in International Businesses’ pre-tax adjusted operating income through the first six months of 2026. We estimate that the suspension of new sales as extended will result in a reduction of pre-tax adjusted operating income in the range of $525 to $575 million for 2026, inclusive of the six month impact above, and in the range of $400 to $450 million for 2027, reflecting remediation costs associated with sustaining the business, one-time and other operating costs, and lower earnings attributable to the gradual ramp-up of new sales after sales resume. Should the suspension of new sales activities extend beyond November 2026, we estimate that International Businesses’ pre-tax adjusted operating income would be reduced by $50 to $60 million per each additional month. We do not expect a material impact to capital, Economic Solvency Ratios (“ESR”) or cash flows. It is also possible that reputational and other harm resulting from or in connection with this matter will negatively impact our other businesses in Japan beyond Prudential of Japan. We are proactively reviewing the sales practices of Gibraltar Life Insurance Company, which distributes its products through life consultants and independent agencies. Actual results may differ materially from these preliminary expectations, as covered under “Forward-Looking Statements.”

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

	June 30, 2026	December 31, 2025
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$8.3	$7.5
Dual currency and synthetic dual currency investments(2)	0.2	0.3
Total foreign currency hedges	$8.5	$7.8
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $92.3 billion and $90.0 billion as of June 30, 2026 and December 31, 2025, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(28)	$(2)	$(47)	$1
PGIM	1	(1)	2	(1)
Impact of intercompany arrangements(1)	(27)	(3)	(45)	0
Corporate and Other:
Impact of intercompany arrangements(1)	27	3	45	0
Settlement gains (losses) on forward currency contracts(2)	(17)	(2)	(29)	1
Net benefit (detriment) to Corporate and Other	10	1	16	1
Net impact on consolidated revenues and adjusted operating income	$(17)	$(2)	$(29)	$1
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of both June 30, 2026 and 2025, the total notional amount of these forward currency contracts within our Corporate and Other operations was $0.8 billion.

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

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $0.8 billion and $1.0 billion as of June 30, 2026 and December 31, 2025, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $0.8 billion balance as of June 30, 2026 will be recognized throughout the remainder of 2026, approximately 3% will be recognized in 2027, and the remaining balance will be recognized from 2028 through 2051.

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

Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a U.S. GAAP basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Premiums	$6,880	$6,982	$15,242	$13,982
Policy charges and fee income	1,247	1,249	2,379	2,406
Net investment income	5,783	5,226	11,448	10,356
Asset management and service fees	1,019	982	2,015	1,966
Other income (loss)	2,369	1,412	2,399	1,692
Realized investment gains (losses), net	(1,566)	(1,699)	(1,930)	(2,429)
Change in value of market risk benefits, net of related hedging gains (losses)	(71)	(426)	(366)	(777)
Total revenues	15,661	13,726	31,187	27,196
BENEFITS AND EXPENSES
Policyholders’ benefits	7,751	8,181	17,284	16,321
Change in estimates of liability for future policy benefits	513	(175)	552	(225)
Interest credited to policyholders’ account balances	1,974	1,138	3,083	1,963
Dividends to policyholders	478	259	710	404
Amortization of deferred policy acquisition costs	430	407	841	814
General and administrative expenses	3,337	3,176	6,806	6,259
Total benefits and expenses	14,483	12,986	29,276	25,536
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,178	740	1,911	1,660
Total income tax expense (benefit)	218	195	347	402
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	960	545	1,564	1,258
Equity in earnings of joint ventures and other operating entities, net of taxes	76	21	78	50
NET INCOME (LOSS)	1,036	566	1,642	1,308
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	51	33	60	68
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$985	$533	$1,582	$1,240

Three Month Comparison

“Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2026 compared to the second quarter of 2025 increased $452 million, inclusive of a $23 million unfavorable variance from income taxes that was primarily driven by the increase in pre-tax earnings, as described below, partially offset by a lower effective tax rate in the current year. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding income taxes.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $438 million, reflecting the following notable items:

“Total revenues” increased $1,935 million, primarily due to the following:
•“Other income (loss)” — $957 million favorable variance, primarily reflecting favorable changes in the market value of equity securities and on assets supporting experience-rated contractholder liabilities, which are fully offset in “Interest credited to policyholders’ account balances” as discussed below, partially offset by unfavorable changes in the market value of fixed income securities designated as trading;
•“Net investment income” — $557 million favorable variance, primarily reflecting business growth and higher reinvestment rates. See “—General Account Investments—Investment Results” for additional information; and
•“Change in value of market risk benefits, net of related hedging gains (losses)” — $355 million favorable variance, primarily reflecting favorable equity market performance and a favorable comparative impact from our annual reviews and update of assumptions and other refinements.

Partially offset by:
•“Premiums” — $102 million unfavorable variance, primarily reflecting lower pension risk transfer premiums, with corresponding offsets in “policyholders’ benefits,” as discussed below.

“Total benefits and expenses” increased $1,497 million, primarily due to the following:
•“Interest credited to policyholders’ account balances” — $836 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements, as well as the impact from the favorable changes in assets supporting experience-rated contractholder liabilities, as described above, and business growth, primarily driven by retirement products. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding policyholders’ account balances;
•“Change in estimates of liability for future policy benefits” — $688 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements; and
•“General and administrative expenses” — $161 million unfavorable variance, net of deferrals, primarily reflecting higher operating expenses, including remediation costs associated with the Prudential of Japan matter, as well as expenses supporting business growth.
Partially offset by:
•“Policyholders’ benefits” — $430 million favorable variance, primarily reflecting favorable changes in reserves for certain individual life policies and lower pension risk transfer premiums; and
•“Dividends to policyholders” — $219 million unfavorable variance, primarily reflecting favorable changes in cumulative earnings in the Closed Block division. See “—Closed Block Division” for additional information.

Six Month Comparison

“Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2026 compared to the first six months of 2025 increased $342 million, inclusive of a $55 million favorable variance from income taxes that was primarily driven by a lower effective tax rate in the current year, partially offset by the increase in pre-tax earnings, as described below.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $251 million, reflecting the following notable items:

“Total revenues” increased $3,991 million, primarily due to the following:
•“Premiums” — $1,260 million favorable variance, primarily reflecting higher pension risk transfer premiums with corresponding offsets in “Policyholders’ benefits,” as discussed below;
•“Net investment income” — $1,092 million favorable variance, primarily reflecting business growth, higher reinvestment rates and higher prepayment fee income;
•“Other income (loss)” — $707 million favorable variance, primarily reflecting favorable changes in the market value of equity securities and on assets supporting experience-rated contractholder liabilities, which are fully offset in “Interest credited to policyholders’ account balances” as discussed below, partially offset by unfavorable changes in the market value of fixed income securities designated as trading;
•“Realized investment gains (losses), net” — $499 million favorable variance, primarily reflecting a favorable comparative impact from our annual reviews and update of assumptions and other refinements for product-related embedded derivatives, favorable derivative results in the current year, including the change in the fair value of embedded derivatives related to our Funds Withheld portfolios, which are offset by changes in the value of the investments in the Funds Withheld portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income,” partially offset by higher losses from the sales of fixed income securities in the current year. See “—General Account Investments—Realized Investment Gains and Losses” for additional information; and
•“Change in value of market risk benefits, net of related hedging gains (losses)” — $411 million favorable variance, primarily reflecting favorable equity market performance and a favorable comparative impact from our annual reviews and update of assumptions and other refinements.

“Total benefits and expenses” increased $3,740 million, primarily due to the following:

•“Interest credited to policyholders’ account balances” — $1,120 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements, as well as the impact from the favorable changes in assets supporting experience-rated contractholder liabilities, as described above, and business growth, primarily driven by retirement products;
•“Policyholders’ benefits” — $963 million unfavorable variance, primarily reflecting higher pension risk transfer premiums, as discussed above, partially offset by favorable changes in reserves for certain individual life policies;
•“Change in estimates of liability for future policy benefits” — $777 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements; and
•“General and administrative expenses” — $547 million unfavorable variance, net of deferrals, primarily reflecting higher operating expenses, including remediation costs associated with the Prudential of Japan matter, as well as expenses supporting business growth.

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

	Three and Six Months Ended June 30,
	2026	2025
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement(1)	$(91)	$(93)
Group Insurance	28	11
Individual Life(1)	30	(26)
U.S. Legacy Products(1)	15	64
Total U.S. Businesses	(18)	(44)
International Businesses	79	(2)
Corporate and Other	4	0
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	65	(46)
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments	(243)	146
Change in value of market risk benefits, net of related hedging gains (losses)	(81)	(263)
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses	(120)	(7)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(379)	$(170)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$294	$229	$484	$385
U.S. Businesses:
Retirement(1)	392	397	964	923
Group Insurance	155	125	193	214
Individual Life(1)	176	82	315	134
U.S. Legacy Products(1)	234	351	441	615
Total U.S. Businesses	957	955	1,913	1,886
International Businesses	855	761	1,665	1,609
Corporate and Other	(279)	(280)	(609)	(695)
Total segment adjusted operating income before income taxes	1,827	1,665	3,453	3,185
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments(2)	(655)	(516)	(1,276)	(762)
Change in value of market risk benefits, net of related hedging gains (losses)	(71)	(426)	(366)	(777)
Market experience updates	(20)	42	(5)	81
Divested and Run-off Businesses(3):
Closed Block division	(12)	(18)	(23)	(40)
Other Divested and Run-off Businesses	135	12	199	(39)
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	(25)	(18)	(67)	(15)
Other adjustments(5)	(1)	(1)	(4)	27
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,178	$740	$1,911	$1,660
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
(4)Equity in earnings of joint ventures and other operating entities is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests and redeemable noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations and represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(5)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for the period presented above reflect the following:

PGIM. Results for both the second quarter and the first six months of 2026 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees, higher net service, distribution and other revenues, and higher net other related revenues.

Retirement. Results for the second quarter of 2026 decreased in comparison to the prior year period, inclusive of a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting lower underwriting results and higher expenses, partially offset by higher net investment spread results. Results for the first six months of 2026 increased in comparison to the prior year period, inclusive of a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net investment spread results, partially offset by lower underwriting results and higher expenses.

Group Insurance. Results for the second quarter of 2026 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net underwriting results and higher net investment spread results, partially offset by higher expenses. Results for the first six months of 2026 decreased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting higher expenses and lower net underwriting results, partially offset by higher net investment spread results.

Individual Life. Results for both the second quarter and the first six months of 2026 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher underwriting results and higher net investment spread results.

U.S. Legacy Products. Results for both the second quarter and the first six months of 2026 decreased in comparison to the prior year periods, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased for both periods, primarily reflecting lower underwriting results, lower fee income, and lower net investment spread results.

International Businesses. Results for both the second quarter and the first six months of 2026 increased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the second quarter of 2026 increased, primarily driven by higher net investment spread results and higher earnings from operating joint ventures and other operating entities, partially offset by higher expenses, including remediation costs associated with the Prudential of Japan matter. Results for the first six months of 2026 decreased, primarily reflecting higher expenses, including remediation costs described above, partially offset by higher net investment spread results.

Corporate and Other. Results for the second quarter of 2026 were relatively flat in comparison to the prior year period. Results for the first six months of 2026 were less unfavorable in comparison to the prior year period, primarily reflecting lower net charges from other corporate activities.

Closed Block Division. Results for both the second quarter and the first six months of 2026 increased in comparison to the prior year periods, primarily reflecting higher net investment activity results, partially offset by changes in the policyholder dividend obligation.

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

Results of Operations by Segment

PGIM

Business Updates

•In July 2026, the Company entered into an agreement to acquire the remaining 25% interest in Deerpath Capital Management, LP (“Deerpath”), bringing the Company’s ownership to 100% after acquiring a 75% majority stake in December 2023. The closing of this transaction is subject to regulatory approvals and customary closing conditions.

•In April 2026, the Company entered into an agreement to sell its PGIM operations in India (“PGIM India”) to TVS Venu Group, a diversified India-based company. The closing of this transaction is subject to regulatory approvals and customary closing conditions. Beginning in the first quarter of 2026, the results of PGIM India are reflected in Divested and Run-off Businesses included within our Corporate and Other operations. PGIM India was not a significant contributor to PGIM’s results in any period prior to its transfer.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results(1):
Revenues	$1,107	$1,043	$2,147	$2,028
Expenses	813	814	1,663	1,643
Adjusted operating income	294	229	484	385
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	32	42	41	52
Other adjustments(2)	(1)	(1)	(4)	27
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$325	$270	$521	$464
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

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party	$402	$387	$800	$774
Retail - Third Party	224	219	440	444
Affiliated(1)	238	219	471	435
Total asset management fees	864	825	1,711	1,653
Other related revenues by source:
Incentive fees	25	24	38	34
Transaction fees	4	5	15	12
Seed and co-investments	34	28	46	34
Commercial mortgage(2)	31	25	60	40
Total other related revenues	94	82	159	120
Service, distribution and other revenues	149	136	277	255
Total revenues	$1,107	$1,043	$2,147	$2,028
__________
(1)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(2)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Three Month Comparison

Adjusted operating income increased $65 million, primarily reflecting:
•higher net asset management fees;
•higher net service, distribution and other revenues; and
•higher net other related revenues.

Revenues increased $64 million, primarily reflecting:
•higher asset management fees, driven by higher average assets under management from the impact of equity market appreciation, and strong investment performance, partially offset by net outflows and the impact of higher rates on asset values;
•higher other related revenues, primarily reflecting higher commercial mortgage origination revenues from higher loan production, and higher seed and co-investments revenue driven by stronger investment performance; and
•higher service, distribution and other revenues, including from higher securities lending and interest income.

Expenses decreased $1 million, primarily reflecting:
•lower operating expenses, primarily driven by current year savings resulting from a business reorganization in the prior year.
This variance was mostly offset by:
•higher variable and other expenses, primarily driven by higher fee-based earnings, partially offset by savings resulting from a business reorganization, as discussed above.

Six Month Comparison

Adjusted operating income increased $99 million, primarily reflecting:
•higher net asset management fees;
•higher net service, distribution and other revenues; and
•higher net other related revenues.
These variances were partially offset by:
•higher operating expenses.

Revenues increased $119 million, primarily reflecting:
•higher asset management fees, driven by higher average assets under management from the impact of equity market appreciation and strong investment performance, partially offset by net outflows and the impact of higher rates on asset values;
•higher other related revenues, primarily reflecting higher commercial mortgage origination revenues from higher loan production, and higher seed and co-investments revenue driven by stronger investment performance; and
•higher service, distribution and other revenues, primarily driven by higher real estate servicing fees from increased transaction volume, as well as higher securities lending and interest income.

Expenses increased $20 million, primarily reflecting:
•higher operating expenses, largely driven by higher compensation expenses supporting business growth, partially offset by current year savings resulting from a business reorganization, as discussed above; and
•higher variable and other expenses, primarily driven by higher commissions related to higher loan production, and higher interest expense, partially offset by savings resulting from a business reorganization, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	June 30, 2026	December 31, 2025	June 30, 2025
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$230.8	$223.1	$226.8
Public credit	921.2	902.7	877.7
Private credit(2)	119.7	119.0	116.0
Real estate	135.7	134.4	132.3
Multi-asset	76.2	78.5	80.3
Other alternatives(2)	7.7	8.4	7.6
Total PGIM assets under management	$1,491.3	$1,466.1	$1,440.7

Assets under management within other reporting segments(3)	150.8	143.0	139.6
Total PFI assets under management	$1,642.1	$1,609.1	$1,580.3
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

The following table sets forth assets under management by source as of the dates indicated:

	June 30, 2026	December 31, 2025	June 30, 2025
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party	$663.0	$652.0	$647.6
Retail - Third Party	282.3	267.0	256.7
Affiliated(1)	546.0	547.1	536.4
Total PGIM assets under management	$1,491.3	$1,466.1	$1,440.7

Assets under management within other reporting segments(2)	150.8	143.0	139.6
Total PFI assets under management	$1,642.1	$1,609.1	$1,580.3
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026
	(in billions)
Beginning assets under management	$1,433.3	$1,385.3	$1,466.1	$1,375.2	$1,440.7
Institutional third-party flows	3.1	2.6	4.7	10.2	0.6
Retail third-party flows	1.5	(2.8)	1.7	(3.0)	0.7
Total third-party flows	4.6	(0.2)	6.4	7.2	1.3
Affiliated flows(1)	(3.0)	0.6	(4.9)	0.5	(7.0)
Total net flows	1.6	0.4	1.5	7.7	(5.7)
Realizations and distributions(2)	(2.0)	(2.3)	(5.2)	(6.6)	(13.0)
Market appreciation (depreciation)(3)	56.4	53.5	33.1	58.5	80.7
Foreign exchange rate impact	(1.1)	4.7	(2.2)	8.5	(7.1)
Net money market activity and other increases (decreases)	3.1	(0.9)	(2.0)	(2.6)	(4.3)
Ending assets under management	$1,491.3	$1,440.7	$1,491.3	$1,440.7	$1,491.3
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Realizations reflect proceeds from the disposition or monetization of assets from closed end funds and from collateralized loan obligations. Distributions reflect income and dividend distributions related to certain closed and open ended private alternative funds and collateralized loan obligations.
(3)Includes income reinvestment, where applicable.

As of June 30, 2026, PGIM’s assets under management:
•increased $51 billion over the trailing twelve months, primarily driven by equity market appreciation and strong investment performance, partially offset by realizations and distributions, unfavorable foreign exchange rate impacts, and net outflows.
•increased $25 billion in comparison to the prior year end, primarily driven by equity market appreciation and net inflows, partially offset by realizations and distributions and unfavorable foreign exchange rate impacts.

The following table sets forth additional information for “total net flows” as seen above, by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026
	(in billions)
Net flows by asset class:
Public equity	$(6.0)	$(1.3)	$(12.1)	$(2.8)	$(27.2)
Public credit	10.7	3.4	17.9	11.4	28.8
Private credit	0.4	1.3	1.6	4.0	2.9
Real estate	0.7	0.4	1.7	2.1	3.8
Multi-asset	(4.0)	(3.5)	(7.2)	(7.2)	(14.7)
Other alternatives	(0.2)	0.1	(0.4)	0.2	0.7
Total net flows	$1.6	$0.4	$1.5	$7.7	$(5.7)

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate,” “Private credit,” and “Other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2026, these asset classes increased $1.3 billion compared to December 31, 2025, primarily reflecting net inflows across the private credit and real estate asset classes, and market appreciation, partially offset by realizations and distributions.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in billions)
Private capital deployed:
Real estate debt and equity	$8.3	$6.5	$15.0	$11.1
Private credit and equity	12.3	5.3	18.7	11.3
Total private capital deployed	$20.6	$11.8	$33.7	$22.4

Seed and Co-Investments

As of June 30, 2026 and December 31, 2025, PGIM had approximately $876 million and $1,155 million of seed investments and $553 million and $375 million of co-investments at carrying value, respectively, primarily consisting of public and private credit, public equity, real estate investments, and other alternatives.

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

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$4,173	$4,076	$9,630	$7,741
Benefits and expenses	3,781	3,679	8,666	6,818
Adjusted operating income	392	397	964	923
Realized investment gains (losses), net, and related charges and adjustments	(104)	(222)	(151)	(550)
Change in value of market risk benefits, net of related hedging gains (losses)	24	(120)	(24)	(173)
Market experience updates	1	(7)	(4)	(7)
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	0	1	1	2
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$313	$49	$786	$195

Three Month Comparison

Adjusted operating income decreased $5 million, including a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a net charge from this update of $91 million driven by unfavorable impacts related to mortality assumption updates on pension risk transfer transactions, while 2025 included a net charge of $93 million, mainly due to the establishment of reserves for certain fixed annuity products.
Excluding this item, adjusted operating income decreased $7 million, primarily reflecting:
•higher variable and operating expenses, including amortization costs, primarily driven by business growth; and
•lower underwriting results, primarily reflecting unfavorable mortality experience on pension risk transfer transactions.
These variances were partially offset by:
•higher net investment spread results, driven by growth in retail annuities and other products.

Revenues increased $97 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $139 million, primarily reflecting:
•higher net investment income, driven by growth in retail annuities and other products.
This variance was partially offset by:
•lower premiums, primarily driven by a decrease in structured settlements and pension risk transfer sales, with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses increased $102 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $146 million, primarily reflecting:
•higher interest credited to policyholders’ account balances, driven by business growth;
•unfavorable changes in estimates of the liability for future policy benefits, primarily reflecting unfavorable mortality experience on pension risk transfer transactions; and
•higher general and administrative expenses.
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, related to the lower structured settlements and pension risk transfer premiums, as discussed above.

Six Month Comparison

Adjusted operating income increased $41 million, including a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item, adjusted operating income increased $39 million, primarily reflecting:
•higher net investment spread results, driven by growth in retail annuities and other products, and higher prepayment fee income.
This variance was partially offset by:
•higher variable and operating expenses, including amortization costs, primarily driven by business growth; and
•lower underwriting results, primarily reflecting unfavorable mortality experience on pension risk transfer transactions.

Revenues increased $1,889 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $1,931 million, primarily reflecting:
•higher premiums, driven by an increase in pension risk transfer sales in the current year period, with corresponding offsets in policyholders’ benefits, as discussed below; and
•higher net investment income, driven by growth in retail annuities and other products, and higher prepayment fee income.

Benefits and expenses increased $1,848 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $1,892 million, primarily reflecting:
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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026
	(in millions)
Beginning account value, gross(1)	$369,081	$340,617	$370,038	$333,243	$359,635
Sales and additions	6,847	11,989	14,216	22,513	31,206
Withdrawals and benefits	(6,627)	(6,188)	(14,684)	(13,480)	(29,589)
Net flows	220	5,801	(468)	9,033	1,617
Change in market value, interest credited, and policy charges	7,029	5,525	8,546	7,152	18,943
Other(2)	349	7,692	(1,437)	10,207	(3,516)
Ending account value, gross	376,679	359,635	376,679	359,635	376,679
Reinsurance ceded	(13,949)	(11,579)	(13,949)	(11,579)	(13,949)
Ending account value, net	$362,730	$348,056	$362,730	$348,056	$362,730

Amounts included in “Ending account value, net” above:
Retail annuities(3)	$65,648	$49,649
Longevity reinsurance(4)	120,662	125,534
Fee-based stable value	67,060	67,362
Pension risk transfer and other products(5)	109,360	105,511
Total	$362,730	$348,056

Amounts included in “Sales and additions” above:
Retail annuities(3)	$3,585	$3,135	$6,869	$6,608	$13,820
Longevity reinsurance(4)	980	5,581	1,134	10,503	2,690
Fee-based stable value	915	1,048	2,028	2,129	3,665
Pension risk transfer and other products(5)	1,367	2,225	4,185	3,273	11,031
Total	$6,847	$11,989	$14,216	$22,513	$31,206
__________
(1)Beginning account values, net of reinsurance ceded, were $355,745 million and $328,521 million for the three months ended June 30, 2026 and 2025, respectively, $357,150 million and $321,477 million for the six months ended June 30, 2026 and 2025, respectively, and $348,056 million for the twelve months ended June 30, 2026.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2026 and 2025, “Other” activity also includes $645 million in receipts offset by $990 million in payments and $1,250 million in receipts offset by $1,126 million in payments, respectively, and for the six months ended June 30, 2026 and 2025, includes $1,972 million in receipts offset by $1,827 million in payments and $2,052 million in receipts offset by $2,082 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.
(3)Primarily includes FlexGuard suite and fixed annuity products.
(4)Represents notional amounts based on present value of future benefits under longevity reinsurance contracts.
(5)Includes spread-based stable value, structured settlements and funding agreement-backed notes.

Sales and additions for the three months ended June 30, 2026 decreased in comparison to the prior year period, primarily reflecting:
•significant longevity reinsurance sales in the prior year period; and
•lower sales of funding agreement-backed notes.
These variances were partially offset by:
•higher sales of retail annuities.

Sales and additions for the six months ended June 30, 2026 decreased in comparison to the prior year period, primarily reflecting:
•significant longevity reinsurance sales in the prior year period.
This variance was partially offset by:
•higher pension risk transfer sales in the current year period.

The increase in net account values for the three months ended June 30, 2026 primarily reflects:
•an increase in the market value of assets and interest credited on customer funds.

The increase in net account values for the six and twelve months ended June 30, 2026 primarily reflects:
•an increase in the market value of assets and interest credited on customer funds.
This variance was partially offset by:
•the negative impact of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Operating results:
Revenues	$1,708	$1,687	$3,442	$3,435
Benefits and expenses	1,553	1,562	3,249	3,221
Adjusted operating income	155	125	193	214
Realized investment gains (losses), net, and related charges and adjustments	(8)	(28)	(10)	(49)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$147	$97	$183	$165
Benefits ratios(1)(2)(3):
Group life	76.2%	82.4%	81.2%	84.8%
Group disability	82.7%	74.7%	80.6%	70.3%
Total Group Insurance	78.3%	80.2%	81.0%	80.8%
Administrative expense ratios(2)(4):
Group life	11.3%	11.5%	11.4%	11.1%
Group disability	23.8%	24.8%	25.0%	25.3%
Total Group Insurance	15.1%	15.2%	15.5%	15.0%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 81.2%, 78.5% and 80.4% for the three months ended June 30, 2026, respectively; 83.6%, 78.4% and 82.0% for the six months ended June 30, 2026, respectively; 83.1%, 75.3% and 80.9% for the three months ended June 30, 2025, respectively; and 85.2%, 70.6% and 81.1% for the six months ended June 30, 2025, respectively.
(4)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.

Three Month Comparison

Adjusted operating income increased $30 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 and 2025 included net benefits from this update of $28 million and $11 million, respectively.
Excluding this item, adjusted operating income increased $13 million, primarily reflecting:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts; and
•higher net investment spread results, driven by higher reinvestment rates and higher income from non-coupon investments.
These variances were partially offset by:

•higher operating and variable expenses, largely supporting business growth; and
•lower underwriting results in our group disability business, primarily driven by less favorable claims experience on both short-term and long-term disability contracts.

Revenues increased $21 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $43 million, primarily reflecting:
•higher premiums, primarily driven by business growth in our group disability business; and
•higher net investment income, driven by higher reinvestment rates and higher income from non-coupon investments.
These variances were partially offset by:
•lower policy charges and fee income, driven by higher policy returns due to more favorable mortality experience on experience-rated contracts.

Benefits and expenses decreased $9 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $30 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, driven by business growth and less favorable claims experience on both short-term and long-term disability contracts, partially offset by more favorable mortality experience on group life contracts; and
•higher general and administrative expenses, largely supporting business growth.

Six Month Comparison

Adjusted operating income decreased $21 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item, adjusted operating income decreased $38 million, primarily reflecting:
•lower underwriting results in our group disability business, primarily driven by less favorable claims experience on long-term disability contracts; and
•higher operating and variable expenses, largely supporting business growth.
These variances were partially offset by:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts, partially offset by a positive impact in the prior year period from a reserve refinement for certain experience-rated contracts; and
•higher net investment spread results, driven by higher reinvestment rates and higher income from non-coupon investments.

Revenues increased $7 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $29 million, primarily reflecting:
•higher premiums, primarily driven by business growth in our group disability business, partially offset by lower sales and a positive reserve refinement for certain experience-rated contracts in the prior year period in our group life business; and
•higher net investment income, driven by higher reinvestment rates and higher income from non-coupon investments.
These variances were partially offset by:
•lower policy charges and fee income, driven by higher policy returns due to more favorable mortality experience on experience-rated contracts.

Benefits and expenses increased $28 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $67 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, driven by business growth and less favorable claims experience on long-term disability contracts, partially offset by more favorable mortality experience on group life contracts; and
•higher general and administrative expenses, largely supporting business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Annualized new business premiums(1):
Group life	$17	$35	$228	$260
Group disability	56	42	371	217
Total	$73	$77	$599	$477
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2026 decreased $4 million, primarily reflecting:
•lower sales in the National market segment across our group life and group disability businesses.
This variance was partially offset by:
•higher sales in the Premier market segment in our group disability business, primarily reflecting medical stop loss sales.

Total annualized new business premiums for the six months ended June 30, 2026 increased $122 million, primarily reflecting:
•higher sales in the Premier and National market segments in our group disability business, including medical stop loss sales and higher supplemental health product sales.
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

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$1,161	$1,014	$2,282	$2,125
Benefits and expenses	985	932	1,967	1,991
Adjusted operating income	176	82	315	134
Realized investment gains (losses), net, and related charges and adjustments	(158)	(102)	(161)	(91)
Market experience updates	(11)	(1)	(8)	(1)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$7	$(21)	$146	$42

Three Month Comparison

Adjusted operating income increased $94 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a net benefit of $30 million, while 2025 included a net charge of $26 million.
Excluding this item, adjusted operating income increased $38 million, primarily reflecting:
•higher underwriting results, driven by favorable mortality experience; and
•higher net investment spread results, driven by higher reinvestment rates.

Revenues increased $147 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $72 million, primarily reflecting:
•higher policy charges and fee income, driven by higher separate account values reflecting favorable equity market performance and business growth; and
•higher net investment income, driven by higher reinvestment rates.

Benefits and expenses increased $53 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $34 million, primarily reflecting:
•higher interest credited on policyholders’ account balances, driven by business growth; and
•higher general and administrative expenses, largely supporting business growth.

Six Month Comparison

Adjusted operating income increased $181 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item adjusted operating income increased $125 million, primarily reflecting:
•higher underwriting results, driven by favorable mortality experience; and
•higher net investment spread results, driven by higher reinvestment rates.

Revenues increased $157 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $82 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates; and
•higher policy charges and fee income, driven by higher separate account values reflecting favorable equity market performance and business growth.

Benefits and expenses decreased $24 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $43 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, driven by favorable mortality experience; and
•favorable changes in estimates of the liability for future policy benefits, reflecting favorable mortality experience.

These variances were partially offset by:
•higher interest credited on policyholders’ account balances, driven by business growth.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$45	$130	$175	$38	$122	$160
Term Life	4	38	42	4	35	39
Universal Life	1	19	20	1	17	18
Total	$50	$187	$237	$43	$174	$217

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$84	$287	$371	$71	$243	$314
Term Life	8	72	80	8	63	71
Universal Life	2	35	37	2	34	36
Total	$94	$394	$488	$81	$340	$421

Total annualized new business premiums for the three and six months ended June 30, 2026 increased $20 million and $67 million, respectively, primarily reflecting:
•higher third-party sales across all products; and
•higher Prudential Advisors variable life sales.

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

Operating Results

The following table sets forth U.S. Legacy Products’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$1,170	$1,231	$2,308	$2,413
Benefits and expenses	936	880	1,867	1,798
Adjusted operating income	234	351	441	615
Realized investment gains (losses), net, and related charges and adjustments	(131)	11	(199)	8
Change in value of market risk benefits, net of related hedging gains (losses)	(98)	(309)	(347)	(613)
Market experience updates	7	7	5	11
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$12	$60	$(100)	$21

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

Three Month Comparison

Adjusted operating income decreased $117 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a $15 million net benefit from this update, while results for 2025 included a net benefit of $64 million primarily driven by updates to mortality assumptions for guaranteed universal life policies.
Excluding this item, adjusted operating income decreased $68 million, primarily reflecting:
•lower underwriting results, primarily driven by unfavorable mortality experience on guaranteed universal life policies;
•lower fee income, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower net investment spread results, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties, and lower income on non-coupon investments, partially offset by higher reinvestment rates.

Revenues decreased $61 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $37 million, primarily reflecting:
•lower policy charges and fee income, as well as lower asset management and service fees, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower other income, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties.
These variances were partially offset by:
•higher net investment income, driven by higher reinvestment rates.

Benefits and expenses increased $56 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $31 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, primarily driven by unfavorable mortality experience on guaranteed universal life policies.
This variance was partially offset by:
•favorable changes in estimates of the liability for future policy benefits.

Six Month Comparison

Adjusted operating income decreased $174 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item, adjusted operating income decreased $125 million, primarily reflecting:
•lower underwriting results, primarily driven by unfavorable mortality experience and reserve growth on guaranteed universal life policies, as well as the ongoing unfavorable impact from assumption updates in the second quarter of 2025;
•lower fee income, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower net investment spread results, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties, and lower income on non-coupon investments, partially offset by higher reinvestment rates.

Revenues decreased $105 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $81 million, primarily reflecting:
•lower policy charges and fee income, as well as lower asset management and service fees, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower other income, driven by the impact of lower short-term interest rates on income on collateral posted to counterparties.
These variances were partially offset by:
•higher net investment income, driven by higher reinvestment rates.

Benefits and expenses increased $69 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $44 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, primarily driven by unfavorable mortality experience and reserve growth on guaranteed universal life policies, as well as the ongoing unfavorable impact from assumption updates in the second quarter of 2025.
This variance was partially offset by:
•favorable changes in estimates of the liability for future policy benefits; and
•lower interest credited to policyholders’ account balances, reflecting the run-off of the variable annuity block.

Account Values

The following table sets forth the segment’s annuities account value information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026
	(in millions)
Annuities Account Value(1):
Beginning account value, gross(2)	$81,636	$89,139	$87,203	$93,598	$90,263
Premiums and deposits(3)	5	8	10	14	20
Full surrenders and death benefits	(2,613)	(2,170)	(5,038)	(4,647)	(10,247)
Premiums and deposits, net of full surrenders and death benefits	(2,608)	(2,162)	(5,028)	(4,633)	(10,227)
Partial withdrawals and other benefit payments	(934)	(1,036)	(2,065)	(2,217)	(4,342)
Net flows	(3,542)	(3,198)	(7,093)	(6,850)	(14,569)
Change in market value, interest credited, and other activity	5,787	4,802	4,204	4,470	9,572
Policy charges	(426)	(480)	(859)	(955)	(1,811)
Ending account value, gross	83,455	90,263	83,455	90,263	83,455
Reinsurance ceded	(7,361)	(8,393)	(7,361)	(8,393)	(7,361)
Ending account value, net	$76,094	$81,870	$76,094	$81,870	$76,094
__________
(1)Represents discontinued annuities and guaranteed living benefits in the general account and separate accounts. Includes alliance deposits and supplementary contracts.
(2)Beginning account values, net of reinsurance ceded, were $74,061 million and $80,531 million for the three months ended June 30, 2026 and 2025, respectively, $79,249 million and $84,834 million for the six months ended June 30, 2026 and 2025, respectively, and $81,870 million for the twelve months ended June 30, 2026.
(3)Represents renewal premiums or additional deposits on existing policies/contracts.

The increase in annuities net account values for the three months ended June 30, 2026 primarily reflects:
•market value appreciation.
This variance was partially offset by:
•net outflows from the run-off of the variable annuity block.

The decrease in annuities net account values for the six and twelve months ended June 30, 2026 primarily reflects:
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
ii.     Asset Liability Management (“ALM”) Strategy:
We employ an ALM strategy that combines fixed income instruments and derivatives to meet expected liabilities associated with certain annuity guarantees classified as MRBs under U.S. GAAP. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions. For our Prudential Defined Income (“PDI”) variable annuity, we primarily use fixed income instruments, while other products also utilize exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including futures, swaps, and options. The intent of this strategy is to manage capital and liquidity efficiently and reduce net income volatility from capital markets movements. We periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	June 30, 2026		December 31, 2025		June 30, 2025
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1)(2):
Both ALM strategy and automatic rebalancing(3)(4)	$57,968	70%	$60,491	70%	$62,571	70%
ALM strategy only(4)	1,583	2%	1,650	2%	1,713	2%
Automatic rebalancing only	60	0%	63	0%	63	0%
External reinsurance(5)	8,856	11%	9,582	11%	10,151	11%
PDI	1,146	1%	1,232	1%	1,292	1%
Other products	981	1%	1,008	1%	1,011	1%
Total living benefit/GMDB features	70,594		74,026		76,801
GMDB features and other(6)	12,861	15%	13,177	15%	13,462	15%
Total annuity account value	$83,455		$87,203		$90,263
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
(5)    Represents contracts subject to reinsurance transactions with external counterparties. Includes approximately $7 billion of account values in relation to the PDI reinsurance transaction, and certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. The HDI contracts with living benefits also have an automatic rebalancing feature. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
(6)    Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

International Businesses

Business Updates

•As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan is implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the new sales suspension for an additional 180 days through November 5, 2026. See “—Company Overview” above for additional information including the estimated impacts resulting from these actions.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$4,691	$4,399	$9,478	$9,137
Benefits and expenses	3,836	3,638	7,813	7,528
Adjusted operating income	855	761	1,665	1,609
Realized investment gains (losses), net, and related charges and adjustments	(157)	(55)	(657)	147
Change in value of market risk benefits, net of related hedging gains (losses)	3	3	5	9
Market experience updates	(22)	38	0	75
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	(62)	(42)	(101)	(71)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$617	$705	$912	$1,769

Three Month Comparison

Adjusted operating income increased $94 million, including an unfavorable comparative net impact of $1 million from foreign currency fluctuations, and a favorable comparative net impact of $81 million from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2026 included a net benefit of $79 million, driven by impacts related to assumptions for mortality, morbidity and policyholder behavior, while 2025 included a net charge of $2 million.
Excluding these items, adjusted operating income increased $14 million, primarily reflecting:
•higher net investment spread results, driven by higher income from non-coupon investments, higher reinvestment rates and business growth;
•higher earnings from joint ventures and other operating entities; and
•higher surrender charges in Japan.
These variances were partially offset by:
•higher expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, as discussed above, and to support business growth; and
•lower underwriting results, driven by impacts from the Prudential of Japan matter, including the suspension of sales and surrenders, partially offset by business growth in Brazil and growth in retirement and savings products in Japan.

Revenue increased $292 million, including an unfavorable comparative net impact of $73 million from foreign currency fluctuations and a favorable comparative net impact of $213 million from our annual reviews and update of assumptions and other refinements.
Excluding these items, revenue increased $152 million, primarily reflecting:

•higher net investment income, driven by higher reinvestment rates and business growth;
•higher income from non-coupon investments;
•higher earnings from joint ventures and other operating entities; and
•higher policy charges and fee income, driven by growth in retirement and savings products in Japan, and higher surrender charges.
These variances were partially offset by:
•lower premiums attributable to the decline of traditional life insurance business in force in Japan and the impact of the sales suspension related to the Prudential of Japan matter, partially offset by business growth in Brazil.

Benefits and expenses increased $198 million, including a favorable comparative net impact of $72 million from foreign currency fluctuations and an unfavorable comparative net impact of $132 million from our annual reviews and update of assumptions and other refinements.
Excluding these items, benefits and expenses increased $138 million, primarily reflecting:
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
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, including the suspension of sales and surrenders related to the Prudential of Japan matter.

Six Month Comparison

Adjusted operating income increased $56 million, including an unfavorable comparative net impact of $6 million from foreign currency fluctuations.
Excluding the impact of foreign currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements, as discussed above, adjusted operating income decreased $19 million, primarily reflecting:
•higher expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, as discussed above, and to support business growth.
This variance was partially offset by:
•higher net investment spread results, driven by higher income from non-coupon investments, higher reinvestment rates, and business growth, as well as higher prepayment fee income;
•higher surrender charges, including the elevated impacts from the Prudential of Japan matter; and
•higher earnings from joint ventures and other operating entities.

Revenue increased $341 million, including an unfavorable comparative net impact of $86 million from foreign currency fluctuations and the favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding these items, revenue increased $214 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates, business growth, and higher prepayment fee income;
•higher income from non-coupon investments;
•higher earnings from joint ventures and other operating entities; and
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

Benefits and expenses increased $285 million, including a favorable comparative net impact of $80 million from foreign currency fluctuations and the unfavorable comparative net income from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item, benefits and expenses increased $233 million, primarily reflecting:
•higher interest credited to policyholders’ account balances, reflecting growth in retirement and savings products in Japan;
•higher general and administrative expenses, driven by remediation costs associated with the Prudential of Japan matter, and to support business growth; and
•unfavorable changes in estimates of the liability for future policy benefits, reflecting higher surrenders.
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force in Japan, including the suspension of sales and elevated surrenders related to the Prudential of Japan matter.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026(1)	2025	2026(1)	2025
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$376	$541	$805	$1,117
On a constant exchange rate basis	$361	$535	$785	$1,113
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

The tables below present annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended June 30, 2026(1)					Three Months Ended June 30, 2025
	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total
	(in millions)
Life Planner	$35	$18	$15	$1	$69	$81	$20	$64	$46	$211
Life Consultants	17	3	16	74	110	21	4	15	110	150
Banks	30	3	0	48	81	23	2	0	67	92
Independent Agency and Other	26	4	15	56	101	24	6	21	31	82
Total	$108	$28	$46	$179	$361	$149	$32	$100	$254	$535

	Six Months Ended June 30, 2026(1)					Six Months Ended June 30, 2025
	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total
	(in millions)
Life Planner	$106	$35	$54	$26	$221	$183	$38	$137	$113	$471
Life Consultants	36	7	39	135	217	43	8	38	192	281
Banks	54	6	0	103	163	48	4	0	135	187
Independent Agency and Other	52	7	32	93	184	59	12	43	60	174
Total	$248	$55	$125	$357	$785	$333	$62	$218	$500	$1,113
__________
(1)2026 results reflect the impact of the sales suspension resulting from the Prudential of Japan matter.
(2)Includes retirement income, endowment and savings variable life.
(3)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Annualized new business premiums for the three months ended June 30, 2026, on a constant exchange rate basis, decreased $174 million:
•Life Planner sales decreased $142 million, primarily driven by lower sales in Japan across all products resulting from the sales suspension at Prudential of Japan, as discussed above;
•Life Consultant sales decreased $40 million, primarily driven by lower investment contract product sales;
•Bank channel sales decreased $11 million, primarily driven by lower investment contract product sales, partially offset by higher life product sales; and
•Independent Agency and Other sales increased $19 million, driven by higher investment contract product sales, partially offset by lower retirement product sales.

Annualized new business premiums for the six months ended June 30, 2026, on a constant exchange rate basis, decreased $328 million:
•Life Planner sales decreased $250 million, primarily driven by lower sales in Japan across all products resulting from the sales suspension at Prudential of Japan, as discussed above;
•Life Consultant decreased $64 million, primarily driven by lower investment contract and life product sales;
•Bank channel sales decreased $24 million, primarily driven by lower investment contract product sales, partially offset by higher life product sales; and
•Independent Agency and Other sales increased $10 million, driven by higher investment contract product sales, partially offset by lower retirement and life product sales.

Corporate and Other

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Investment income	$52	$67	$98	$122
Interest expense on debt	(226)	(238)	(451)	(474)
Pension and employee benefits	102	107	194	209
Other corporate activities	(207)	(216)	(450)	(552)
Adjusted operating income	(279)	(280)	(609)	(695)
Realized investment gains (losses), net, and related charges and adjustments	(97)	(120)	(98)	(227)
Market experience updates	5	5	2	3
Divested and Run-off Businesses	135	12	199	(39)
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	5	(19)	(8)	2
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(231)	$(402)	$(514)	$(956)

Three Month Comparison

The loss from Corporate and Other operations, on an adjusted operating income basis, was relatively flat, primarily reflecting:
•lower interest expense on debt, primarily driven by lower average debt balances; and
•lower net charges from other corporate activities, primarily driven by lower corporate spending on initiatives and lower retained expenses due to an update of internal expense allocations, partially offset by a less favorable decrease in legal reserves.
These variances were largely offset by:
•lower investment income results, primarily driven by lower average asset balances and lower short-term interest rates; and
•unfavorable pension and employee benefits results, primarily driven by lower earnings from the Company’s pension plans reflecting a decrease in expected returns on plan assets.

Six Month Comparison

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $86 million, primarily reflecting:
•lower net charges from other corporate activities, primarily driven by lower corporate spending on initiatives, lower retained expenses due to an update of internal expense allocations, and favorable foreign exchange rate impacts, partially offset by a less favorable decrease in legal reserves; and
•lower interest expense on debt, primarily driven by lower average debt balances.
These variances were partially offset by:
•lower investment income results, primarily driven by lower average asset balances and lower short-term interest rates, partially offset by higher income from non-coupon investments; and
•unfavorable pension and employee benefits results, primarily driven by lower earnings from the Company’s pension plans reflecting a decrease in expected returns on plan assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Long-Term Care	$65	$83	$48	$46
Other(1)	70	(71)	151	(85)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$135	$12	$199	$(39)
__________
(1)Effective first quarter of 2026, the results of PGIM India are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care

Three Month Comparison

Results decreased $18 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 and 2025 included net charges from this update of $120 million and $7 million, respectively.
Excluding this item, results increased $95 million, primarily reflecting:
•the favorable impact from changes in the market value of both equity securities and derivatives.
This variance was partially offset by:
•lower underwriting results, primarily driven by unfavorable mortality experience.

Six Month Comparison

Results increased $2 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding this item, results increased $115 million, primarily reflecting the same factors as the three month comparison, as discussed above.

Other Divested and Run-off Businesses

Three Month Comparison

Results increased $141 million, primarily reflecting:
•higher results related to Assurance IQ, which included impacts from the continued wind-down of the business in the prior year period; and
•favorable results related to the Full Service Retirement business, primarily reflecting accelerated deferred gain amortization resulting from policy novations.

Six Month Comparison

Results increased $236 million, primarily reflecting the same factors as the three month comparison, as discussed above.

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

As of June 30, 2026, the excess of actual cumulative earnings over the expected cumulative earnings was $1,585 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of June 30, 2026, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of higher interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $1,308 million at June 30, 2026, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
U.S. GAAP results:
Revenues	$1,131	$947	$2,010	$1,767
Benefits and expenses	1,143	965	2,033	1,807
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(12)	$(18)	$(23)	$(40)

Three Month Comparison

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $6 million, primarily reflecting higher net investment activity results, driven by:
•lower realized investment losses, driven by favorable changes in the market value of derivatives; and
•higher other income, driven by favorable changes in the market value of equity securities.
As a result of these and other factors, a $98 million increase in the policyholder dividend obligation was recorded in the second quarter of 2026, compared to a $122 million reduction in the second quarter of 2025.

Revenues increased $184 million, primarily reflecting:
•lower realized investment losses; and
•higher other income, as discussed above.

Benefits and expenses increased $178 million, primarily reflecting:
•higher dividends to policyholders, reflecting an increase in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Six Month Comparison

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $17 million, primarily reflecting higher net investment activity results, driven by:
•lower realized investment losses, primarily driven by favorable changes in the market value of derivatives;
•higher other income, primarily driven by favorable changes in the market value of equity securities; and
•higher net investment income from fixed income and non-coupon investments.
As a result of these and other factors, a $50 million reduction in the policyholder dividend obligation was recorded in the first six months of 2026, compared to a $367 million reduction in the first six months of 2025.

Revenues increased $243 million, primarily reflecting:
•lower realized investment losses;
•higher other income; and
•higher net investment income, as discussed above.

Benefits and expenses increased $226 million, primarily reflecting:
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations, and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2026, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 1.8% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 6.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2026 annual reviews and update of assumptions and other refinements, we increased our long-term expectations of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yield by 50 and 100 basis points, respectively, and now grade to rates of 4.0% and 2.5%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

From the beginning of 2026 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In June, we issued $750 million of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $750 million of junior subordinated notes due 2047.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2026, the Company had $49.8 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2026	December 31, 2025
	(in millions)
Equity(1)	$35,637	$35,515
Junior subordinated debt (including hybrid securities)	7,590	7,595
Other capital debt	6,616	6,500
Total capital	$49,843	$49,610
__________
(1)Amounts attributable to Prudential Financial, excluding AOCI.

We manage PICA, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), The Gibraltar Life Insurance Co., Ltd. (“Gibraltar Life”), and other significant insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the Economic Solvency Ratio (“ESR”) as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

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

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency requirements for insurance companies based on local statutory accounting practices. For our insurance subsidiaries in Japan, the Japanese Financial Services Agency (“FSA”) utilizes the ESR, a market-based capital standard that is required to be disclosed to the public and therefore can impact the public perception of an insurer’s financial strength. The ESR became effective in April 2025, for reporting as of March 31, 2026, replacing the solvency margin ratio which was last disclosed for reporting as of December 31, 2025.

The table below presents the ESR of Prudential of Japan and Gibraltar Life, our two most significant international insurance subsidiaries, along with the consolidated ratio representing our total Japanese operations, as of March 31, 2026, the most recent date for which this information is available.

Ratio
Prudential Holdings of Japan, Inc. consolidated(1)	192%
Prudential of Japan	191%
Gibraltar Life	184%
__________
(1)Includes Prudential of Japan, Gibraltar Life and Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”).

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information regarding the calculation of RBC, as well as regulatory minimums, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the periods indicated:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2026	$1.40	$496	2.4	$250
June 30, 2026	$1.40	$493	2.5	$250

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

As of June 30, 2026, Prudential Financial had highly liquid assets with a carrying value totaling $5,137 million, an increase of $405 million from December 31, 2025. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,200 million as of June 30, 2026, an increase of $383 million from December 31, 2025.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$3,817	$4,641
Dividends and/or returns of capital from subsidiaries(1)	1,657	795
Affiliated (borrowings)/loans - (capital activities)(2)	102	0
Capital contributions to subsidiaries(3)	(107)	(21)
Total Business Capital Activity(4)	1,652	774
Share repurchases(5)	(496)	(496)
Common Stock dividends(6)	(992)	(972)
Total Share Repurchases, Dividends and Business Disposition Activity	(1,488)	(1,468)
Proceeds from the issuance of debt(7)	863	863
Repayments of debt	(509)	(1,005)
Total Debt Activity	354	(142)
Net interest expense	(595)	(578)
Affiliated (borrowings)/loans - (operating activities)(8)	204	544
Tax cash flows(4)	13	(198)
Other corporate cash flows(4)	115	208
Share issuances for employee stock purchases and other(4)	128	131
Total Other Activity	(135)	107
Net increase/(decrease) in highly liquid assets	383	(729)
Highly Liquid Assets, end of period	$4,200	$3,912
__________
(1)2026 includes $1,100 million from PICA, $442 million from international insurance subsidiaries and $115 million from PGIM subsidiaries. 2025 includes $500 million from Individual Life insurance captives, $218 million from international insurance subsidiaries and $77 million from PGIM subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes. 2026 includes $102 million from international insurance subsidiaries.
(3)2026 includes capital contributions of $107 million to international insurance subsidiaries. 2025 includes capital contributions of $15 million to other subsidiaries and $6 million to PICA.
(4)2026 “Total Business Capital Activity” includes segment inflows of $889 million from International Businesses, $497 million from U.S. Businesses, $203 million from PGIM, and inflows of $63 million from Corporate and Other operations. 2025 “Total Business Capital Activity” includes segment inflows of $890 million from U.S. Businesses, $387 million from International Businesses, $255 million from PGIM, and outflows of $758 million to Corporate and Other operations. In addition, Corporate & Other operations had net inflows of $256 million and $141 million, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Includes $122 million and $120 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA in 2026 and 2025, respectively.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2026, Prudential Financial received dividends of $1.1 billion from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first six months of 2026, Prudential Financial received dividends of $442 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2026, Prudential Financial received dividends of $115 million from PGIM subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2026
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$5.4	$0.7	$3.0	$9.1	$11.5
Fixed maturity investments(2):
High or highest quality	128.3	25.7	55.6	209.6	203.6
Other than high or highest quality	7.6	2.0	2.7	12.3	13.0
Subtotal	135.9	27.7	58.3	221.9	216.6
Public equity securities, at fair value	2.8	1.6	5.1	9.5	6.3
Total	$144.1	$30.0	$66.4	$240.5	$234.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	June 30, 2026
	Prudential of Japan	Gibraltar Life	All Other	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$0.7	$2.6	$4.4	$7.7	$9.1
Fixed maturity investments(1):
High or highest quality(2)	22.0	35.8	37.0	94.8	97.8
Other than high or highest quality	0.4	0.3	4.1	4.8	4.6
Subtotal	22.4	36.1	41.1	99.6	102.4
Public equity securities	4.7	0.9	0.4	6.0	5.5
Total(3)	$27.8	$39.6	$45.9	$113.3	$117.0
__________
(1)Credit quality is based on NAIC or equivalent rating.
(2)As of June 30, 2026, $48.9 billion, or 52%, were invested in government or government agency bonds.
(3)Prudential Holdings of Japan, Inc., including its subsidiaries, had liquid assets of $74.4 billion and $82.7 billion as of June 30, 2026 and December 31, 2025, respectively.

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

	Six Months Ended June 30,
Cash Settlements Received (Paid):	2026	2025
	(in millions)
Internal Hedges(1)	$262	$65
External Hedges(2)	(215)	223
Total Cash Settlements	$47	$288

Assets (Liabilities):	June 30, 2026	December 31, 2025
	(in millions)
Internal Hedges(1)	$1,108	$999
External Hedges(3)	185	97
Total Assets (Liabilities)(4)	$1,293	$1,096
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of ($29) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and $1 million, primarily denominated in Australian dollar, Chilean peso and Brazilian real for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes non-yen related assets (liabilities) of ($90) million, primarily denominated in Brazilian real and Chilean peso as of June 30, 2026 and ($44) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2025.
(4)As of June 30, 2026, approximately $80 million, $357 million, $361 million and $495 million of the net market values are scheduled to settle in 2026, 2027, 2028, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York (“FHLBNY”), a funding agreement facility with Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. For additional information regarding these sources of liquidity, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	June 30, 2026			December 31, 2025
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,314	$2,755	$10,069	$6,802	$2,796	$9,598
Cash collateral for loaned securities	8,987	249	9,236	8,379	321	8,700
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$16,301	$3,004	$19,305	$15,181	$3,117	$18,298
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$15,631	$2,994	$18,625	$13,527	$2,357	$15,884
Weighted average maturity, in days(3)	14	2		7	2
__________
(1)The daily average outstanding balance for the three and six months ended June 30, 2026 was $16,872 million and $17,667 million, respectively, for PFI excluding the Closed Block division, and $3,090 million and $3,270 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of June 30, 2026, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $93.3 billion, of which $18.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2026, we believe approximately $31.7 billion of the remaining eligible assets are readily lendable, including approximately $27.5 billion relating to PFI excluding the Closed Block division, of which $10.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.2 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2026, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, an increase of $0.3 billion from December 31, 2025. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2026			December 31, 2025
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$850	$875	$25	$849	$874
Current portion of long-term debt	48	0	48	536	0	536
Subtotal	73	850	923	561	849	1,410
General obligation long-term debt:
Senior debt	10,929	0	10,929	10,823	0	10,823
Junior subordinated debt	8,301	38	8,339	7,555	40	7,595
Surplus notes(1)	0	0	0	0	0	0
Subtotal	19,230	38	19,268	18,378	40	18,418
Total general obligations	19,303	888	20,191	18,939	889	19,828
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	32	32	0	33	33
Long-term debt	0	395	395	0	438	438
Total limited and non-recourse borrowings	0	427	427	0	471	471
Total borrowings	$19,303	$1,315	$20,618	$18,939	$1,360	$20,299
__________
(1)Amounts are net of assets under set-off arrangements of $16,372 million and $15,744 million as of June 30, 2026 and December 31, 2025, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Reinsurance Ltd (“Somerset Re”) in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $227 million and $216 million as of June 30, 2026 and December 31, 2025, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $200 million and $255 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Prudential Financial’s consolidated borrowings increased $0.3 billion from December 31, 2025. In March 2026, the company paid, at maturity, $500 million in aggregate principal amount of 1.50% medium-term notes. In June 2026, the Company issued $750 million in aggregate principal amount of 6.25% junior subordinated notes due in June 2056.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes, known as “credit-linked note structures.” As of June 30, 2026, we had credit-linked note structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,760 million was outstanding and matures in 2044, as compared to an aggregate issuance capacity of $8,000 million, of which $7,660 was outstanding, as of December 31, 2025. In addition, we use credit-linked note structures to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our credit-linked note structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 30, 2026, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Other Insurance Reserve Financing

In December 2025, the Company entered into a credit-linked note structure with an external counterparty that allows for the issuance by PICA of up to $750 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly-owned subsidiary of the Company. As of June 30, 2026, $212 million in principal amount of these surplus notes and credit-linked notes were outstanding. PICA holds these credit-linked notes as assets supporting statutory requirements and can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting PICA. Under the agreements, the external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. To date, no such payments under these credit-linked notes have been required. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements.

In July 2026, a newly formed captive reinsurance subsidiary entered into a credit-linked note structure with an external counterparty that allows for the issuance by that captive reinsurance subsidiary of up to $2 billion in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose affiliate of the Company. Currently, no surplus notes or credit-linked notes have been issued under this agreement. The captive expects to hold these credit-linked notes as assets supporting statutory requirements reinsured by the captive from PICA. Under the agreement, the captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting the reinsured business. The external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes will be settled on a net basis, and both the surplus notes and credit-linked notes will be reflected in the Company’s total consolidated borrowings on a net basis.

The surplus notes to be issued under each of these credit-linked note structures are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	June 30, 2026
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,803	52.8%	$17,934	$4,714	$239,451
Private, available-for-sale, at fair value	81,808	19.9	10,018	2,087	93,913
Fixed maturities, trading, at fair value	4,934	1.2	550	9,945	15,429
Assets supporting experience-rated contractholder liabilities, at fair value	5,405	1.3	0	0	5,405
Equity securities, at fair value	12,211	3.0	1,631	58	13,900
Commercial mortgage and other loans, at book value, net of allowance	57,458	14.0	7,475	368	65,301
Policy loans, at outstanding balance	6,827	1.7	3,157	0	9,984
Other invested assets, net of allowance(1)	18,550	4.5	4,621	2,049	25,220
Short-term investments, net of allowance	6,817	1.6	282	115	7,214
Total general account investments	410,813	100.0%	45,668	19,336	475,817
Invested assets of other entities and operations(2)	6,020		0	0	6,020
Total investments	$416,833		$45,668	$19,336	$481,837

	December 31, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,796	53.6%	$18,833	$4,576	$238,205
Private, available-for-sale, at fair value	80,634	20.2	10,049	2,217	92,900
Fixed maturities, trading, at fair value	4,818	1.2	581	9,049	14,448
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	1.2	0	0	4,842
Equity securities, at fair value	8,922	2.2	1,593	0	10,515
Commercial mortgage and other loans, at book value, net of allowance	56,195	14.0	7,463	263	63,921
Policy loans, at outstanding balance	6,741	1.7	3,217	0	9,958
Other invested assets, net of allowance(1)	17,684	4.4	4,532	1,850	24,066
Short-term investments, net of allowance	6,078	1.5	255	71	6,404
Total general account investments	400,710	100.0%	46,523	18,026	465,259
Invested assets of other entities and operations(2)	5,260		0	0	5,260
Total investments	$405,970		$46,523	$18,026	$470,519
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first six months of 2026 was primarily due to net business inflows, partially offset by a net increase in U.S. and Japan interest rates and the translation impact of the U.S. dollar strengthening against the yen. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2026 and December 31, 2025, 38% and 39%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2026	December 31, 2025
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$100,483	$102,061
Private, available-for-sale, at fair value	20,540	21,284
Fixed maturities, trading, at fair value	718	551
Assets supporting experience-rated contractholder liabilities, at fair value	5,405	4,842
Equity securities, at fair value	1,610	1,652
Commercial mortgage and other loans, at book value, net of allowance	14,139	14,487
Policy loans, at outstanding balance	2,667	2,708
Other invested assets(1)	6,862	6,357
Short-term investments, net of allowance	2,230	2,166
Total Japanese general account investments	$154,654	$156,108
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2026 was primarily due to a net increase in Japan and U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by net business inflows.

As of June 30, 2026, our Japanese insurance operations had $99.4 billion, at carrying value, of investments denominated in U.S. dollars, including $2.3 billion that were hedged to yen through third-party derivative contracts and $89.0 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2025, our Japanese insurance operations had $95.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third-party derivative contracts and $86.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.7 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2025 was primarily attributable to portfolio growth as a result of net business inflows, partially offset by a net increase in U.S. interest rates.

Our Japanese insurance operations had $1.7 billion and $1.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2026 and December 31, 2025, respectively. The $0.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2025 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended June 30, 2026
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.63%	$2,572	3.45%	$1,219	4.67%	$3,791	$371	$194	$4,356
Assets supporting experience-rated contractholder liabilities	0.00	0	1.07	13	1.07	13	0	0	13
Equity securities	2.64	65	5.10	20	2.99	85	8	0	93
Commercial mortgage and other loans	5.04	535	3.93	139	4.77	674	83	6	763
Policy loans	4.89	50	3.63	25	4.40	75	47	(1)	121
Short-term investments and cash equivalents	5.26	145	4.14	40	4.97	185	13	2	200
Gross investment income	5.37	3,367	3.45	1,456	4.60	4,823	522	201	5,546
Investment expenses	(0.20)	(233)	(0.12)	(87)	(0.17)	(320)	(57)	(1)	(378)
Investment income after investment expenses	5.17%	3,134	3.33%	1,369	4.43%	4,503	465	200	5,168
Other invested assets(3)		130		174		304	48	188	540
Investment results of other entities and operations(4)		75		0		75	0	0	75
Total net investment income		$3,339		$1,543		$4,882	$513	$388	$5,783

	Three Months Ended June 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.43%	$2,298	3.16%	$1,108	4.39%	$3,406	$367	$195	$3,968
Assets supporting experience-rated contractholder liabilities	0.00	0	1.12	11	1.12	11	0	0	11
Equity securities	1.78	20	4.78	21	2.63	41	8	0	49
Commercial mortgage and other loans	4.70	452	3.72	145	4.42	597	85	5	687
Policy loans	5.09	48	3.70	26	4.52	74	49	(1)	122
Short-term investments and cash equivalents	4.99	158	4.31	44	4.82	202	13	1	216
Gross investment income	5.20	2,976	3.21	1,355	4.39	4,331	522	200	5,053
Investment expenses	(0.18)	(204)	(0.13)	(89)	(0.16)	(293)	(63)	0	(356)
Investment income after investment expenses	5.02%	2,772	3.08%	1,266	4.23%	4,038	459	200	4,697
Other invested assets(3)		142		119		261	52	155	468
Investment results of other entities and operations(4)		61		0		61	0	0	61
Total net investment income		$2,975		$1,385		$4,360	$511	$355	$5,226
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
(5)The total yield excluding Funds Withheld was 4.45% and 4.22% for the three months ended June 30, 2026 and 2025, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily the result of higher fixed income reinvestment rates.

	Six Months Ended June 30, 2026
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.65%	$5,073	3.45%	$2,420	4.68%	$7,493	$728	$383	$8,604
Assets supporting experience-rated contractholder liabilities	0.00	0	1.13	28	1.13	28	0	0	28
Equity securities	2.50	112	3.78	30	2.70	142	16	0	158
Commercial mortgage and other loans	5.01	1,049	3.88	275	4.73	1,324	164	10	1,498
Policy loans	4.94	100	3.73	50	4.46	150	95	(2)	243
Short-term investments and cash equivalents	5.13	299	4.11	86	4.86	385	25	4	414
Gross investment income	5.39	6,633	3.44	2,889	4.59	9,522	1,028	395	10,945
Investment expenses	(0.20)	(451)	(0.12)	(171)	(0.17)	(622)	(110)	(1)	(733)
Investment income after investment expenses	5.19%	6,182	3.32%	2,718	4.42%	8,900	918	394	10,212
Other invested assets(3)		307		320		627	125	375	1,127
Investment results of other entities and operations(4)		109		0		109	0	0	109
Total net investment income		$6,598		$3,038		$9,636	$1,043	$769	$11,448

	Six Months Ended June 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.46%	$4,517	3.17%	$2,202	4.40%	$6,719	$724	$386	$7,829
Assets supporting experience-rated contractholder liabilities	0.00	0	1.20	23	1.20	23	0	0	23
Equity securities	2.00	48	3.42	30	2.38	78	15	0	93
Commercial mortgage and other loans	4.74	901	3.78	296	4.46	1,197	168	10	1,375
Policy loans	5.06	96	3.79	51	4.54	147	102	(2)	247
Short-term investments and cash equivalents	4.54	351	4.14	81	4.45	432	25	2	459
Gross investment income	5.23	5,913	3.21	2,683	4.40	8,596	1,034	396	10,026
Investment expenses	(0.18)	(405)	(0.13)	(171)	(0.16)	(576)	(123)	(1)	(700)
Investment income after investment expenses	5.05%	5,508	3.08%	2,512	4.24%	8,020	911	395	9,326
Other invested assets(3)		285		261		546	93	310	949
Investment results of other entities and operations(4)		81		0		81	0	0	81
Total net investment income		$5,874		$2,773		$8,647	$1,004	$705	$10,356
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
(5)The total yield excluding Funds Withheld was 4.44% and 4.23% for the six months ended June 30, 2026 and 2025, respectively.

Six Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily the result of higher fixed income reinvestment rates.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
PFI excluding Closed Block Division and Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$47	$30	$(2)	$100
Write-downs on fixed maturities(1)	(69)	(53)	(226)	(151)
Net gains (losses) on sales and maturities	(291)	(55)	(702)	13
Fixed maturity securities(2)	(313)	(78)	(930)	(38)
(Addition to) release of allowance for credit losses on loans	(19)	60	(42)	18
Write-downs on mortgage and other loans	(11)	(125)	(14)	(133)
Net gains (losses) on sales and maturities	5	1	6	1
Commercial mortgage and other loans	(25)	(64)	(50)	(114)
Derivatives	(703)	(1,158)	(435)	(1,437)
OTTI losses on other invested assets recognized in earnings	(18)	0	(26)	(12)
(Addition to) release of allowance for credit losses on other invested assets	0	0	(6)	0
Other net gains (losses)	48	25	60	20
Other	30	25	28	8
Subtotal	(1,011)	(1,275)	(1,387)	(1,581)
Investment results of other entities and operations(3)	(10)	(25)	30	(2)
Subtotal — PFI excluding Closed Block Division and Funds Withheld	$(1,021)	$(1,300)	$(1,357)	$(1,583)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(4)	$(4)	$(10)	$11
Write-downs on fixed maturities(1)	0	0	(8)	(16)
Net gains (losses) on sales and maturities	(42)	(22)	(91)	(57)
Fixed maturity securities(2)	(46)	(26)	(109)	(62)
(Addition to) release of allowance for credit losses on loans	2	20	8	3
Write-downs on mortgage and other loans	(3)	(33)	(3)	(33)
Net gains (losses) on sales and maturities	3	0	3	0
Commercial mortgage and other loans	2	(13)	8	(30)
Derivatives	7	(157)	41	(177)
(Addition to) release of allowance for credit losses on other invested assets	1	0	(4)	0
Other net gains (losses)	(1)	(2)	(1)	14
Other	0	(2)	(5)	14
Subtotal — Closed Block Division	$(37)	$(198)	$(65)	$(255)
Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$10	$(1)	$(1)	$(4)
Write-downs on fixed maturities(1)	(17)	(4)	(17)	(9)
Net gains (losses) on sales and maturities	(111)	(28)	(165)	(89)
Fixed maturity securities(2)	(118)	(33)	(183)	(102)
Derivatives	(238)	7	(4)	(158)
Other net gains (losses)(4)	(152)	(175)	(321)	(331)
Other	(152)	(175)	(321)	(331)
Subtotal — Funds Withheld	$(508)	$(201)	$(508)	$(591)
PFI realized investment gains (losses), net	$(1,566)	$(1,699)	$(1,930)	$(2,429)
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $291 million for the second quarter of 2026 primarily driven by net losses on sales in a higher interest rate environment. Net losses on sales and maturities of fixed maturity securities were $55 million for the second quarter of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses.

Net realized losses on derivative instruments of $703 million for the second quarter of 2026 primarily included:
•$446 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Retirement and Individual Life;
•$379 million of losses on total return swaps driven by equity market appreciation; and
•$155 million of losses from foreign currency hedges primarily driven by Japanese yen depreciation against the U.S. dollar and an increase in long-term swap rates.
Partially offsetting these losses were:
•$141 million of gains on interest rate derivatives driven by increases in swap rates; and
•$56 million of gains on credit default swaps driven by credit spread tightening.

Net realized losses on derivative instruments of $1,158 million for the second quarter of 2025 primarily included:
•$631 million of losses on foreign currency hedges primarily driven by U.S. dollar depreciation versus foreign currencies;
•$381 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Individual Life; and
•$213 million of losses on interest rate derivatives driven by increases in swap and U.S. Treasury rates.
Partially offsetting these losses were:
•$47 million of gains on credit default swaps driven by spread tightening.

Six Month Comparison. Net losses on sales and maturities of fixed maturity securities were $702 million for the first six months of 2026 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses. Net gains on sales and maturities of fixed maturity securities were $13 million for the first six months of 2025 primarily driven by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales in a higher interest rate environment.

Net realized losses on derivative instruments of $435 million for the first six months of 2026 primarily included:
•$437 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Retirement and Individual Life; and
•$194 million of losses on total return swaps driven by equity market appreciation.
Partially offsetting these losses were:
•$177 million of gains on interest rate derivatives driven by increases in swap rates.

Net realized losses on derivative instruments of $1,437 million for the first six months of 2025 primarily included:
•$796 million of losses on foreign currency hedges primarily driven by U.S. dollar depreciation versus foreign currencies; and

•$617 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Individual Life.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2026					December 31, 2025
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$46,922	$544	$2,838	$3	$44,625	$47,215	$818	$2,581	$2	$45,450
Consumer non-cyclical	33,895	511	2,963	4	31,439	33,622	679	2,752	4	31,545
Utility	31,911	562	2,643	29	29,801	31,576	797	2,405	21	29,947
Capital goods	20,822	361	1,152	5	20,026	21,194	560	1,045	2	20,707
Consumer cyclical	13,196	275	556	39	12,876	12,645	384	465	30	12,534
Foreign agencies	1,738	19	145	0	1,612	1,692	25	126	0	1,591
Energy	14,438	251	739	13	13,937	13,336	349	628	8	13,049
Communications	7,172	155	556	19	6,752	6,607	210	487	23	6,307
Basic industry	7,605	147	467	16	7,269	8,021	217	467	20	7,751
Transportation	12,646	300	769	4	12,173	12,704	406	739	19	12,352
Technology	7,914	111	387	9	7,629	7,136	168	344	19	6,941
Industrial other	5,394	42	838	13	4,585	5,200	56	795	4	4,457
Total corporate securities	203,653	3,278	14,053	154	192,724	200,948	4,669	12,834	152	192,631
Foreign government(2)	58,324	230	13,886	0	44,668	61,928	474	12,324	0	50,078
Residential mortgage-backed(3)	7,516	19	194	0	7,341	5,103	38	149	0	4,992
Asset-backed	23,543	234	58	1	23,718	17,098	214	19	1	17,292
Commercial mortgage-backed	7,242	31	211	0	7,062	6,813	71	192	0	6,692
U.S. Government	22,406	444	4,271	0	18,579	22,520	655	4,382	0	18,793
State & Municipal	4,885	95	461	0	4,519	5,315	131	494	0	4,952
Total fixed maturities, available-for-sale	$327,569	$4,331	$33,134	$155	$298,611	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2026 and December 31, 2025, based on amortized cost, 87% and 89% represent Japanese government bonds held by our Japanese insurance operations, respectively. As of June 30, 2026, no other individual country accounted for more than 7% of the balance, and as of December 31, 2025, no other country represented more than 6%.
(3)As of June 30, 2026 and December 31, 2025, based on amortized cost, 94% and 96% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2025 to June 30, 2026 was due to the impact of increases in U.S. and Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	June 30, 2026					December 31, 2025
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$208,052	$1,969	$26,644	$0	$183,377	$205,414	$2,921	$24,708	$0	$183,627
2	99,044	1,878	5,456	2	95,464	94,638	2,684	4,913	0	92,409
Subtotal High or Highest Quality Securities(4)	307,096	3,847	32,100	2	278,841	300,052	5,605	29,621	0	276,036
3	13,977	352	889	45	13,395	13,186	476	656	19	12,987
4	5,108	66	106	0	5,068	4,448	98	61	22	4,463
5	1,132	27	34	56	1,069	1,708	38	45	51	1,650
6	256	39	5	52	238	331	35	11	61	294
Subtotal Other Securities(5)(6)	20,473	484	1,034	153	19,770	19,673	647	773	153	19,394
Total fixed maturities, available-for-sale	$327,569	$4,331	$33,134	$155	$298,611	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of June 30, 2026 and December 31, 2025, 2,018 securities with amortized cost of $10,759 million (fair value, $10,766 million) and 1,482 securities with amortized cost of $9,683 million (fair value, $9,598 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)As of June 30, 2026, includes gross unrealized losses of $770 million on public fixed maturities and $264 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2025, includes gross unrealized losses of $579 million on public fixed maturities and $194 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2026, includes $235,416 million of public fixed maturities and $71,680 million of private fixed maturities and, as of December 31, 2025, includes $230,712 million of public fixed maturities and $69,340 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2026, includes $7,944 million of public fixed maturities and $12,529 million of private fixed maturities and, as of December 31, 2025, includes $7,277 million of public fixed maturities and $12,396 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2026, securities considered below investment grade based on low issue composite ratings total $17,541 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	June 30, 2026				December 31, 2025
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,332	$10,379	$5,648	$5,589	$7,736	$7,786	$5,422	$5,418
AA	7,813	7,904	1,534	1,413	6,562	6,623	1,385	1,268
A	3,554	3,561	32	32	1,981	2,004	1	1
BBB	1,699	1,682	19	19	703	715	0	0
BB and below	145	192	9	9	116	164	5	5
Total(3)	$23,543	$23,718	$7,242	$7,062	$17,098	$17,292	$6,813	$6,692
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	June 30, 2026		December 31, 2025
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,201	$8,244	$5,727	$5,757
AA	5,862	5,958	5,017	5,076
A	20	20	35	35
BBB	160	162	26	26
BB and below	17	17	18	18
Total(2)(3)	$14,260	$14,401	$10,823	$10,912
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both June 30, 2026 and December 31, 2025.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
Commercial mortgage and agricultural property loans	$53,971	$54,198
Residential mortgage loans	3,039	1,632
Uncollateralized loans	162	171
Other collateralized loans	727	591
Total recorded investment gross of allowance(1)	57,899	56,592
Allowance for credit losses	(441)	(397)
Total commercial mortgage and other loans, net	$57,458	$56,195
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both June 30, 2026 and December 31, 2025.

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

Uncollateralized loans primarily represent corporate loans.

Other collateralized loans include mezzanine real estate debt investments and consumer loans.

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	June 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,938	33.2%	$18,633	34.5%
South Atlantic	9,280	17.2	9,241	17.1
Middle Atlantic	6,474	12.0	6,358	11.7
East North Central	3,535	6.6	3,433	6.3
West South Central	4,912	9.1	5,065	9.4
Mountain	3,348	6.2	2,890	5.3
New England	1,217	2.3	1,190	2.2
West North Central	512	1.0	497	0.9
East South Central	1,187	2.2	1,200	2.2
Subtotal-U.S.	48,403	89.8	48,507	89.6
Europe	3,535	6.5	3,701	6.8
Mexico	882	1.6	882	1.6
Asia	590	1.1	612	1.1
Other	561	1.0	496	0.9
Total commercial mortgage and agricultural property loans	$53,971	100.0%	$54,198	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	June 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,726	29.1%	$15,541	28.7%
Retail	4,655	8.6	4,780	8.8
Office	5,609	10.4	5,523	10.2
Apartments/Multi-Family	15,885	29.4	15,781	29.1
Agricultural properties	6,855	12.7	6,959	12.8
Hospitality	1,379	2.6	1,496	2.8
Self-Storage	1,924	3.6	1,889	3.5
Health Care Senior Living	1,443	2.7	1,607	3.0
Other	495	0.9	622	1.1
Total commercial mortgage and agricultural property loans	$53,971	100.0%	$54,198	100.0%

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

As of June 30, 2026, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.28 times and a weighted average loan-to-value ratio of 57%. For those commercial mortgage and agricultural property loans that were originated in 2026, the weighted-average debt service coverage ratio was 1.52 times, and the weighted average loan-to-value ratio was 56%.

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

As of June 30, 2026, 93% of our commercial mortgage, agricultural property and residential mortgage loans were fixed rate loans.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $3.6 billion and $2.7 billion of such loans as of June 30, 2026 and December 31, 2025, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both June 30, 2026 and December 31, 2025, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following tables set forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the dates indicated:

	June 30, 2026
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,769	$1,472	$654	$29,895
60%-69.99%	13,388	444	275	14,107
70%-79.99%	4,696	420	151	5,267
80% or greater	3,001	265	1,436	4,702
Total commercial mortgage and agricultural property loans	$48,854	$2,601	$2,516	$53,971

	December 31, 2025
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,975	$798	$520	$29,293
60%-69.99%	13,706	956	213	14,875
70%-79.99%	4,810	270	173	5,253
80% or greater	2,942	312	1,523	4,777
Total commercial mortgage and agricultural property loans	$49,433	$2,336	$2,429	$54,198

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	June 30, 2026
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2026	$2,551	4.7%
2025	6,822	12.6
2024	7,237	13.4
2023	5,247	9.7
2022	3,822	7.1
2021	6,272	11.6
2020	2,837	5.3
2019 & Prior	18,981	35.2
Revolving Loans	202	0.4
Total commercial mortgage and agricultural property loans	$53,971	100.0%

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

As of June 30, 2026, more than 99% of the loans are currently performing. As December 31, 2025, all of the loans were performing.

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

The following table sets forth the balance of and changes in the allowance for credit losses for our commercial mortgage and other loans, as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
Allowance, beginning of year	$397	$468
Addition to (release of) allowance for credit losses	42	133
Write-downs charged against the allowance	0	(205)
Other	2	1
Allowance, end of period	$441	$397

The allowance for credit losses as of June 30, 2026 increased in comparison to December 31, 2025 primarily related to additions to loan-specific reserves for commercial mortgage loans within the office and retail sectors, an agricultural property loan and an uncollateralized loan, partially offset by a net decrease in the general reserve and a release to loan-specific reserves for an agricultural property loan.

Equity Securities

The equity securities portfolio consists principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Exchange traded funds	$6,428	$328	$34	$6,722	$4,150	$180	$8	$4,322
Mutual funds	1,864	1,468	4	3,328	1,464	1,248	7	2,705
Other common stocks	1,692	477	110	2,059	1,336	557	84	1,809
Non-redeemable preferred stocks	81	39	18	102	68	36	18	86
Total equity securities, at fair value	$10,065	$2,312	$166	$12,211	$7,018	$2,021	$117	$8,922

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $663 million and $201 million during the three months ended June 30, 2026 and 2025, respectively, and $366 million and $41 million during the six months ended June 30, 2026 and 2025, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,345	$7,400
Hedge funds	2,325	2,139
Real estate-related(1)	1,738	1,591
Subtotal equity method	11,408	11,130
Fair value:
Private equity	490	577
Hedge funds	1,278	1,197
Real estate-related	427	434
Subtotal fair value	2,195	2,208
Total LPs/LLCs	13,603	13,338
Real estate held through direct ownership(1)	1,662	1,572
Total alternative assets	15,265	14,910
Credit-like instruments(2)	2,366	1,777
Derivative instruments	(20)	60
Other(3)	939	937
Total other invested assets	$18,550	$17,684

The following table presents a reconciliation of “Total alternative assets” included in the table above to the “Total alternative assets of operating businesses”:

	June 30, 2026	December 31, 2025
	(in millions)
Total alternative assets	$15,265	$14,910
Less: Divested Businesses(4)	(808)	(824)
Less: Interests held by unaffiliated investors(5)	(1,518)	(1,393)
Total alternative assets of operating businesses	$12,939	$12,693
__________
(1)As of June 30, 2026 and December 31, 2025, investment real estate held through direct ownership had mortgage debt of $226 million and $217 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.” As of June 30, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated were $409 million and $283 million, respectively.
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
(4)As of June 30, 2026 and December 31, 2025, interests held by Divested Businesses include private equity of $484 million and $521 million, hedge funds of $156 million and $145 million, real estate-related of $164 million and $154 million and investment real estate held through direct ownership of $4 million and $4 million, respectively.
(5)As of June 30, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated include, investment real estate held through direct ownership of $994 million and $923 million, hedge funds of $209 million and $160 million and real estate-related of $315 million and $310 million, respectively.

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

	June 30, 2026	December 31, 2025
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$158	$162
Private, available-for-sale, at fair value	4	188
Fixed maturities, trading, at fair value	1,329	421
Equity securities, at fair value	489	457
Commercial mortgage and other loans, at fair value	684	794
Other invested assets	3,354	3,228
Short-term investments	2	10
Total investments	$6,020	$5,260

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

	As of June 30, 2026
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$298,773	$12,447	$27,952	$1,220	$6,801	$303
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	906	0	0	0	0	0
Equity securities	4,499	0	0	0	0	0
Subtotal	5,405	0	0	0	0	0
Market risk benefit assets	2,430	2,430	0	0	0	0
Fixed maturities, trading	6,263	370	550	24	9,945	2,235
Equity securities	12,701	533	1,630	37	58	58
Commercial mortgage and other loans	685	0	0	0	274	274
Other invested assets(2)	2,876	1,151	0	0	0	0
Short-term investments	6,380	15	181	6	116	0
Cash equivalents	8,537	0	300	0	324	0
Reinsurance recoverables and deposit receivables	(54)	0	0	0	763	478
Separate account assets	171,237	170	0	0	0	0
Total assets	$515,233	$17,116	$30,613	$1,287	$18,281	$3,348
Market risk benefit liabilities	$4,731	$4,731	$0	$0	$0	$0
Policyholders’ account balances	22,809	22,809	0	0	0	0
Reinsurance and funds withheld payables	(22)	0	0	0	188	0
Other liabilities(2)	5,756	0	0	0	3	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,807	1,807	0	0	0	0
Total liabilities	$35,081	$29,347	$0	$0	$191	$0

	As of December 31, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$295,781	$10,802	$28,882	$1,073	$6,792	$123
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	896	0	0	0	0	0
Equity securities	3,946	0	0	0	0	0
Subtotal	4,842	0	0	0	0	0
Market risk benefit assets	2,330	2,330	0	0	0	0
Fixed maturities, trading	5,239	480	581	17	9,049	1,816
Equity securities	9,379	577	1,593	49	0	0
Commercial mortgage and other loans	793	0	0	0	263	263
Other invested assets(2)	2,728	1,087	1	1	31	0
Short-term investments	5,551	1	158	0	72	0
Cash equivalents	11,685	0	737	0	416	0
Reinsurance recoverables and deposit receivables	(50)	0	0	0	623	367
Separate account assets	168,745	211	0	0	0	0
Total assets	$507,023	$15,488	$31,952	$1,140	$17,246	$2,569
Market risk benefit liabilities	$4,623	$4,623	$0	$0	$0	$0
Policyholders’ account balances	18,799	18,799	0	0	0	0
Reinsurance and funds withheld payables	(20)	0	0	0	194	0
Other liabilities(2)	6,211	0	0	0	4	0
Notes issued by consolidated variable interest entities (“VIEs”)	767	767	0	0	0	0
Total liabilities	$30,380	$24,189	$0	$0	$198	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 3.3%, 4.2%, and 18.3%, respectively, as of June 30, 2026, and 3.1%, 3.6%, and 14.9%, respectively, as of December 31, 2025.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,868 million of public fixed maturities as of June 30, 2026, with values primarily based on indicative broker quotes, and approximately $10,949 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Income Taxes

For information regarding income taxes, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2026, there have been no material changes in our economic exposure to market risk from December 31, 2025, a description of which may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” See “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2026, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2026 through April 30, 2026	861,126	$97.56	853,910
May 1, 2026 through May 31, 2026	823,270	$101.43	821,255
June 1, 2026 through June 30, 2026	788,002	$106.16	785,669
Total	2,472,398		2,460,834	$500,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, no such plans or other arrangements were adopted or terminated.

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

10.1
The Fourth Amendment to the Prudential Severance Plan, dated March 25, 2026.* Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
PLNJ	Pruco Life Insurance Company of New Jersey

Defined Terms

Allstate	The Allstate Corporation	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	PGIM India	PGIM operations in India
Board	Prudential Financial’s Board of Directors	Prismic	Prismic Life Holding Company LP
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products	Prismic Re	Prismic Life Reinsurance, Ltd.
Deerpath	Deerpath Capital Management, LP	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	Resolution Re	Resolution Re, Ltd.
Farmer Mac	Federal Agricultural Mortgage Corporation	S&P	Standard & Poor’s Rating Services
Fitch	Fitch Ratings Inc.	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Star and Edison Businesses
AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (former subsidiaries of American International Group, Inc., or AIG), collectively

Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Talcott Resolution	Talcott Resolution Life Insurance Company
Hartford Financial	Hartford Financial Services Group, Inc.	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Moody’s	Moody’s Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited, collectively
Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents

Acronyms

ACL	Allowance for Credit Losses	GMIWB	Guaranteed Minimum Income and Withdrawal Benefits
AIR	Additional Insurance Reserves	GMWB	Guaranteed Minimum Withdrawal Benefits
ALM	Asset Liability Management	HDI	Highest Daily Lifetime Income
AOCI	Accumulated Other Comprehensive Income (Loss)	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MRBs	Market Risk Benefits
AUD	Australian Dollar	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NCTI	Net Controlled Foreign Corporation Tested Income
CLO	Collateralized Loan Obligations	NJDOBI	New Jersey Department of Banking and Insurance
CODM	Chief Operating Decision Maker	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income (Loss)
DPL	Deferred Profit Liability	OECD	Organization of Economic Cooperation and Development
DRG	Deferred Reinsurance Gains	OTC	Over-The-Counter
DRL	Deferred Reinsurance Losses	OTTI	Other-Than-Temporary Impairments
DSI	Deferred Sales Inducements	PALAC	Prudential Annuities Life Assurance Corporation
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined Income
ESR	Economic Solvency Ratio	POT	The Prudential Life Insurance Company of Taiwan Inc.
FABN	Funding Agreement-Backed Notes	RAF	Risk Appetite Framework
FACP	Funding Agreement-Backed Commercial Paper	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FHLBNY	Federal Home Loan Bank of New York	SOFR	Secured Overnight Financing Rate
FLIAC	Fortitude Life Insurance and Annuity Company	SVO	Securities Valuation Office
FSA	Financial Services Agency (an agency of the Japanese government)	TBA	To-Be-Announced
GICs	Guaranteed Investment Contracts	U.S.	The United States of America
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMAB	Guaranteed Minimum Accumulation Benefits	USD	U.S. Dollar
GMDB	Guaranteed Minimum Death Benefits	VIEs	Variable Interest Entities
GMIB	Guaranteed Minimum Income Benefits	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 5, 2026