Form 10-Q
period 2026-09-30
PRUDENTIAL FINANCIAL INC
filed 2026-11-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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

As of October 30, 2026, 343 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including any statements regarding the company’s strategy, objectives, goals, priorities, expectations, plans, initiatives, or anticipated future performance, cost savings goals, the estimated financial impacts, outcomes and consequences of the investigation into and remediation of employee misconduct in Japan, and planned transactions constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to execute our strategy; (15) the economic conditions, and impacts on the Company thereof, caused by the imposition of tariffs and retaliatory actions; and (16) uncertainty regarding the estimated financial impacts, outcome and consequences of the investigation into and remediation of employee misconduct in Japan, including the duration of the suspension of sales (see “Management’s Discussion and Analysis—Results of Operations by Segment—Japan Businesses” for more information). Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2026 and December 31, 2025 (in millions, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2026-$250; 2025-$183) (amortized cost: 2026-$369,436; 2025-$357,996)(1)	$322,460	$331,455
Fixed maturities, trading, at fair value (amortized cost: 2026-$18,659; 2025-$15,536)(1)	16,979	14,869
Assets supporting experience-rated contractholder liabilities, at fair value	5,678	4,842
Equity securities, at fair value (cost: 2026-$12,039; 2025-$8,303)(1)	14,613	10,972
Commercial mortgage and other loans (net of $449 and $469 allowance for credit losses; includes $736 and $1,056 of loans measured at fair value under the fair value option at September 30, 2026 and December 31, 2025, respectively)(1)	67,004	64,715
Policy loans	10,065	9,958
Other invested assets (net of $2 and $2 allowance for credit losses; includes $8,417 and $8,286 of assets measured at fair value at September 30, 2026 and December 31, 2025, respectively)(1)	28,575	27,294
Short-term investments (net of allowance for credit losses: 2026-$9; 2025-$0)	5,386	6,414
Total investments	470,760	470,519
Cash and cash equivalents (net of allowance for credit losses: 2026-$12; 2025-$0)(1)	18,692	19,712
Accrued investment income(1)	3,791	3,636
Deferred policy acquisition costs	22,207	21,530
Value of business acquired	369	397
Market risk benefit assets	2,602	2,330
Reinsurance recoverables and deposit receivables (net of $14 and $14 allowance for credit losses; includes $1,285 and $573 of embedded derivatives at fair value at September 30, 2026 and December 31, 2025, respectively)(2)	45,468	44,077
Income tax assets	611	279
Other assets (net of $0 and $1 allowance for credit losses; includes $0 and $0 of assets at fair value at September 30, 2026 and December 31, 2025, respectively)(1)(2)	14,208	15,009
Separate account assets	192,670	196,251
TOTAL ASSETS	$771,378	$773,740
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Future policy benefits	$249,388	$266,914
Policyholders’ account balances	207,019	191,307
Market risk benefit liabilities	4,126	4,623
Policyholders’ dividends	730	1,272
Securities sold under agreements to repurchase	8,871	9,598
Cash collateral for loaned securities	10,633	8,700
Reinsurance and funds withheld payables (includes $(295) and $174 of embedded derivatives at fair value at September 30, 2026 and December 31, 2025, respectively)(2)	19,857	18,844
Short-term debt	962	1,443
Long-term debt	19,768	18,856
Other liabilities (includes $11 and $16 allowance for credit losses and $7,801 and $6,215 of derivatives at fair value at September 30, 2026 and December 31, 2025, respectively)(1)	20,216	17,692
Notes issued by consolidated variable interest entities (includes $2,458 and $767 measured at fair value under the fair value option at September 30, 2026 and December 31, 2025, respectively)(1)	4,674	2,659
Separate account liabilities	192,670	196,251
Total liabilities	738,914	738,159
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)
MEZZANINE EQUITY
Redeemable noncontrolling interests	2,534	2,794
Total mezzanine equity	2,534	2,794
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2026 and December 31, 2025)	6	6
Additional paid-in capital	25,942	26,013
Common Stock held in treasury, at cost (322,748,242 and 318,361,498 shares at September 30, 2026 and December 31, 2025, respectively)	(25,903)	(25,335)
Accumulated other comprehensive income (loss)(2)	(6,854)	(3,077)
Retained earnings	36,321	34,831
Total Prudential Financial, Inc. equity	29,512	32,438
Noncontrolling interests	418	349
Total equity	29,930	32,787
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$771,378	$773,740
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2026 and 2025 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Premiums (includes $11 and $1, $306 and $98 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, respectively)(1)	$6,823	$9,213	$22,065	$23,195
Policy charges and fee income	1,118	1,133	3,497	3,539
Net investment income	5,971	5,528	17,419	15,884
Asset management and service fees(1)	1,015	996	3,030	2,962
Other income (loss)(1)	(466)	1,720	1,933	3,412
Realized investment gains (losses), net(1)	20	(1,026)	(1,910)	(3,455)
Change in value of market risk benefits, net of related hedging gains (losses)	(32)	324	(398)	(453)
Total revenues	14,449	17,888	45,636	45,084
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	7,972	10,132	25,256	26,453
Change in estimates of liability for future policy benefits(1)	(85)	296	467	71
Interest credited to policyholders’ account balances	1,446	1,582	4,529	3,545
Dividends to policyholders	110	416	820	820
Amortization of deferred policy acquisition costs(1)	442	403	1,283	1,217
General and administrative expenses(1)	2,923	3,277	9,729	9,536
Total benefits and expenses	12,808	16,106	42,084	41,642
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,641	1,782	3,552	3,442
Total income tax expense (benefit)	257	382	604	784
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,384	1,400	2,948	2,658
Equity in earnings of joint ventures and other operating entities, net of taxes	21	83	99	133
NET INCOME (LOSS)	1,405	1,483	3,047	2,791
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	17	52	77	120
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,388	$1,431	$2,970	$2,671
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.98	$4.03	$8.47	$7.48
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.96	$4.01	$8.43	$7.44
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2026 and 2025 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$1,405	$1,483	$3,047	$2,791
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	73	(102)	(97)	684
Net unrealized investment gains (losses)	(15,456)	2,403	(19,738)	782
Interest rate remeasurement of future policy benefits(1)	11,876	(1,082)	15,421	2,901
Gain (loss) from changes in non-performance risk on market risk benefits	(112)	(261)	(97)	(89)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(4)	7	31	15
Total	(3,623)	965	(4,480)	4,293
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(829)	219	(702)	757
Other comprehensive income (loss), net of taxes	(2,794)	746	(3,778)	3,536
Comprehensive income (loss)	(1,389)	2,229	(731)	6,327
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	17	52	76	120
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,406)	$2,177	$(807)	$6,207
__________
(1)See Note 20 for additional information regarding related party transactions.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2026 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2025	$6	$26,013	$34,831	$(25,335)	$(3,077)	$32,438	$349	$32,787	$2,794
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							12	12	213
Distributions to noncontrolling interests							(17)	(17)	(62)
Consolidations (deconsolidations) of noncontrolling interests								0	(345)
Stock-based compensation programs		(65)		125		60		60
Dividends declared on Common Stock			(496)			(496)		(496)
Comprehensive income:
Net income (loss)			597			597	1	598	8
Other comprehensive income (loss), net of tax					(373)	(373)	(1)	(374)
Total comprehensive income (loss)			597		(373)	224	0	224	8
Balance, March 31, 2026	6	25,948	34,932	(25,461)	(3,450)	31,975	344	32,319	2,608
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							24	24	179
Distributions to noncontrolling interests							(15)	(15)	(36)
Consolidations (deconsolidations) of noncontrolling interests								0	(251)
Remeasurement of redeemable noncontrolling interests		(106)				(106)		(106)	106
Stock-based compensation programs		50		28		78		78
Dividends declared on Common Stock			(493)			(493)		(493)
Comprehensive income:
Net income (loss)			985			985	5	990	46
Other comprehensive income (loss), net of tax					(610)	(610)		(610)
Total comprehensive income (loss)			985		(610)	375	5	380	46
Balance, June 30, 2026	6	25,892	35,424	(25,685)	(4,060)	31,577	358	31,935	2,652
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							66	66	103
Distributions to noncontrolling interests							(17)	(17)	(65)
Consolidations (deconsolidations) of noncontrolling interests								0	(162)
Stock-based compensation programs		50		34		84		84
Dividends declared on Common Stock			(491)			(491)		(491)
Comprehensive income:
Net income (loss)			1,388			1,388	11	1,399	6
Other comprehensive income (loss), net of tax					(2,794)	(2,794)		(2,794)
Total comprehensive income (loss)			1,388		(2,794)	(1,406)	11	(1,395)	6
Balance, September 30, 2026	$6	$25,942	$36,321	$(25,903)	$(6,854)	$29,512	$418	$29,930	$2,534

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Nine Months Ended September 30, 2025 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance, December 31, 2024	$6	$25,901	$33,187	$(24,511)	$(6,711)	$27,872	$315	$28,187	$1,939
Common Stock acquired				(251)		(251)		(251)
Contributions from noncontrolling interests							4	4	64
Distributions to noncontrolling interests							(21)	(21)	(18)
Consolidations (deconsolidations) of noncontrolling interests							13	13	8
Stock-based compensation programs		(30)		101		71		71
Dividends declared on Common Stock			(486)			(486)		(486)
Comprehensive income:
Net income (loss)			707			707	9	716	26
Other comprehensive income (loss), net of tax					1,970	1,970		1,970
Total comprehensive income (loss)			707		1,970	2,677	9	2,686	26
Balance, March 31, 2025	6	25,871	33,408	(24,661)	(4,741)	29,883	320	30,203	2,019
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							1	1	73
Distributions to noncontrolling interests							(10)	(10)	(19)
Consolidations (deconsolidations) of noncontrolling interests							21	21	96
Stock-based compensation programs		56		27		83		83
Dividends declared on Common Stock			(485)			(485)		(485)
Comprehensive income:
Net income (loss)			533			533	(11)	522	44
Other comprehensive income (loss), net of tax					820	820		820
Total comprehensive income (loss)			533		820	1,353	(11)	1,342	44
Balance, June 30, 2025	6	25,927	33,456	(24,886)	(3,921)	30,582	321	30,903	2,213
Common Stock acquired				(252)		(252)		(252)
Contributions from noncontrolling interests							53	53	122
Distributions to noncontrolling interests							(12)	(12)	(51)
Consolidations (deconsolidations) of noncontrolling interests							(4)	(4)	27
Stock-based compensation programs		41		27		68		68
Dividends declared on Common Stock			(481)			(481)		(481)
Comprehensive income:
Net income (loss)			1,431			1,431	5	1,436	47
Other comprehensive income (loss), net of tax					746	746		746
Total comprehensive income (loss)			1,431		746	2,177	5	2,182	47
Balance, September 30, 2025	$6	$25,968	$34,406	$(25,111)	$(3,175)	$32,094	$363	$32,457	$2,358

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,047	$2,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net(1)	1,910	3,455
Change in value of market risk benefits, net of related hedging (gains) losses	398	453
Policy charges and fee income	(1,706)	(1,513)
Interest credited to policyholders’ account balances	4,529	3,545
Depreciation and amortization	(171)	177
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(530)	(326)
Change in:
Deferred policy acquisition costs(1)	(614)	(954)
Future policy benefits and other insurance liabilities	(571)	2,639
Reinsurance related-balances(1)	(1,656)	(1,698)
Income taxes	533	(235)
Derivatives, net	4,395	(658)
Other, net(1)	(2,277)	(4,724)
Cash flows from (used in) operating activities	7,287	2,952
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	43,566	30,712
Fixed maturities, trading	3,617	2,890
Assets supporting experience-rated contractholder liabilities	954	1,093
Equity securities	8,137	5,504
Commercial mortgage and other loans	6,083	5,401
Policy loans	1,379	1,387
Other invested assets	2,194	2,092
Short-term investments	30,506	23,574
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(55,766)	(50,830)
Fixed maturities, trading	(6,511)	(4,678)
Assets supporting experience-rated contractholder liabilities	(1,277)	(1,455)
Equity securities	(11,255)	(4,166)
Commercial mortgage and other loans	(8,914)	(6,942)
Policy loans	(1,196)	(1,165)
Other invested assets	(2,272)	(2,386)
Short-term investments	(29,327)	(21,198)
Derivatives, net	(935)	(23)
Other, net(1)	(86)	(345)
Cash flows from (used in) investing activities	(21,103)	(20,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	29,803	30,347
Policyholders’ account withdrawals	(18,094)	(14,879)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,206	2,117
Cash dividends paid on Common Stock	(1,479)	(1,451)
Net change in financing arrangements (maturities 90 days or less)	62	551
Common Stock acquired	(746)	(746)
Common Stock reissued for exercise of stock options	92	84
Proceeds from the issuance of debt (maturities longer than 90 days)	1,071	1,071
Repayments of debt (maturities longer than 90 days)	(657)	(1,546)
Proceeds from notes issued by consolidated VIEs	2,798	496
Repayments of notes issued by consolidated VIEs	(789)	(187)
Other, net(1)	(443)	518
Cash flows from (used in) financing activities	12,824	16,375
Effect of foreign exchange rate changes on cash balances	(18)	212
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(1,010)	(996)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	19,749	18,520
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$18,739	$17,524

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (in millions)

	Nine Months Ended September 30,
	2026	2025
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$199	$182
Novation of investment contracts(2)	$1,972	$0
Prismic Re International reinsurance transaction(3):
Net assets transferred, excluding Cash and cash equivalents	$0	$6,069
Deposit assets established for Policyholders’ account balances ceded	0	(6,366)
Unwind of Deferred policy acquisition costs ceded	0	219
Net cash received (paid)	$0	$(78)
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$18,692	$17,469
Restricted cash and restricted cash equivalents (included in “Other assets”)	47	55
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$18,739	$17,524
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

In addition, as previously announced in August 2026, the Company announced its intent to exit certain of its emerging markets businesses previously included within the International Businesses segment. As a result, effective in the third quarter of 2026, (i) the operating results of certain businesses, including its Brazil and Mexico operations, are reflected in Divested and Run-off Businesses included within Corporate and Other operations, and (ii) the former International Businesses segment has been renamed “Japan Businesses” to reflect the ongoing operations in Japan. In connection with this change, the results of the Company’s indirect 40% ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), previously included within the former International Businesses’ segment results, are now included within the Retirement segment results, reflecting the Company’s recent organizational and strategic changes.

These segment reporting changes were applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements. See Note 19 for additional information regarding the Company’s segments.

The Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), the Japan Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included within Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan has been implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the suspension of new sales for an additional 180 days through November 5, 2026. In October 2026, following a business suspension order issued by the Japanese regulator, it was announced that the suspension for Prudential of Japan will continue through January 31, 2027, and will now include a suspension of new Life Consultant sales at The Gibraltar Life Insurance Co., Ltd. (“Gibraltar Life”). See “—Litigation and Regulatory Matters—Regulatory” within Note 21 for additional information.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2026, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASUs issued but not yet adopted as of September 30, 2026

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturities, available-for-sale, as of the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,341	$391	$6,778	$0	$19,954
Obligations of U.S. states and their political subdivisions	5,234	73	918	0	4,389
Foreign government securities	60,547	138	15,508	0	45,177
U.S. public corporate securities	116,967	636	15,742	47	101,814
U.S. private corporate securities(1)	47,183	507	3,486	48	44,156
Foreign public corporate securities	25,864	79	2,156	29	23,758
Foreign private corporate securities	41,490	581	3,668	125	38,278
Asset-backed securities(2)	27,493	145	175	1	27,462
Commercial mortgage-backed securities	8,616	6	449	0	8,173
Residential mortgage-backed securities(3)	9,701	6	408	0	9,299
Total fixed maturities, available-for-sale(1)	$369,436	$2,562	$49,288	$250	$322,460
__________
(1)Excludes notes with amortized cost of $16,588 million (fair value, $16,588 million), which have been offset with the associated debt under a netting agreement.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturities, available-for-sale without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2026
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,737	$1,003	$9,835	$5,775	$18,572	$6,778
Obligations of U.S. states and their political subdivisions	1,402	111	2,849	807	4,251	918
Foreign government securities	17,710	766	23,849	14,742	41,559	15,508
U.S. public corporate securities	49,028	2,807	43,770	12,934	92,798	15,741
U.S. private corporate securities	16,531	643	21,053	2,843	37,584	3,486
Foreign public corporate securities	11,949	530	7,546	1,624	19,495	2,154
Foreign private corporate securities	13,655	592	13,762	3,074	27,417	3,666
Asset-backed securities	10,416	135	617	40	11,033	175
Commercial mortgage-backed securities	3,943	100	3,461	349	7,404	449
Residential mortgage-backed securities	7,698	177	1,080	231	8,778	408
Total fixed maturities, available-for-sale	$141,069	$6,864	$127,822	$42,419	$268,891	$49,283

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,644	$83	$12,075	$4,740	$15,719	$4,823
Obligations of U.S. states and their political subdivisions	399	9	3,631	545	4,030	554
Foreign government securities	9,886	510	23,570	11,842	33,456	12,352
U.S. public corporate securities	9,789	218	52,459	9,114	62,248	9,332
U.S. private corporate securities	3,297	68	24,064	1,895	27,361	1,963
Foreign public corporate securities	2,253	35	8,586	1,142	10,839	1,177
Foreign private corporate securities	849	44	16,286	2,473	17,135	2,517
Asset-backed securities	2,979	6	626	20	3,605	26
Commercial mortgage-backed securities	249	1	5,435	301	5,684	302
Residential mortgage-backed securities	353	2	1,210	153	1,563	155
Total fixed maturities, available-for-sale	$33,698	$976	$147,942	$32,225	$181,640	$33,201

As of September 30, 2026 and December 31, 2025, the gross unrealized losses on fixed maturities, available-for-sale securities without an allowance of $48,142 million and $32,392 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,141 million and $809 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2026, the $42,419 million of gross unrealized losses of twelve months or more were concentrated in

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the finance, consumer non-cyclical and utility sectors within corporate securities, as well as in foreign government securities. As of December 31, 2025, the $32,225 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities, as well as in foreign government securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2026. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2026, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	September 30, 2026
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$17,207	$17,182
Due after one year through five years	69,251	67,636
Due after five years through ten years	59,499	56,317
Due after ten years(1)	177,669	136,391
Asset-backed securities	27,493	27,462
Commercial mortgage-backed securities	8,616	8,173
Residential mortgage-backed securities	9,701	9,299
Total	$369,436	$322,460
__________
(1)Excludes notes with amortized cost of $16,588 million (fair value, $16,588 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturities, available-for-sale proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,305	$4,286	$21,877	$13,389
Proceeds from maturities/prepayments	7,108	6,221	21,669	17,234
Gross investment gains from sales and maturities	153	136	667	544
Gross investment losses from sales and maturities	(383)	(289)	(1,853)	(829)
Write-downs recognized in earnings(2)	(581)	(16)	(832)	(192)
(Addition to) release of allowance for credit losses	(54)	(58)	(67)	49
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20 million and $89 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturities, available-for-sale, as of and for the periods indicated:

	Three Months Ended September 30, 2026
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$195	$1	$0	$0	$196
Additions to allowance for credit losses not previously recorded	0	0	11	0	0	0	11
Reductions for securities sold during the period	0	0	(3)	0	0	0	(3)
Additions (reductions) on securities with previous allowance	0	0	58	0	0	0	58
Write-downs charged against the allowance	0	0	(12)	0	0	0	(12)
Balance, end of period	$0	$0	$249	$1	$0	$0	$250

	Three Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$223	$1	$0	$0	$224
Additions to allowance for credit losses not previously recorded	0	0	71	0	0	0	71
Reductions for securities sold during the period	0	0	(1)	0	0	0	(1)
Additions (reductions) on securities with previous allowance	0	0	(1)	0	0	0	(1)
Write-downs charged against the allowance	0	0	(11)	0	0	0	(11)
Balance, end of period	$0	$0	$281	$1	$0	$0	$282

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$182	$1	$0	$0	$183
Additions to allowance for credit losses not previously recorded	0	0	86	1	0	0	87
Reductions for securities sold during the period	0	0	(18)	0	0	0	(18)
Additions (reductions) on securities with previous allowance	0	0	126	(1)	0	0	125
Write-downs charged against the allowance	0	0	(127)	0	0	0	(127)
Balance, end of period	$0	$0	$249	$1	$0	$0	$250

	Nine Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$331	$0	$0	$0	$331
Additions to allowance for credit losses not previously recorded	0	0	88	1	0	0	89
Reductions for securities sold during the period	0	0	(13)	0	0	0	(13)
Additions (reductions) on securities with previous allowance	0	0	30	0	0	0	30
Write-downs charged against the allowance	0	0	(155)	0	0	0	(155)
Balance, end of period	$0	$0	$281	$1	$0	$0	$282

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended September 30, 2026, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, communications and energy sectors within corporate securities, primarily due to adverse projected cash flows, partially offset by write-downs charged against the allowance of distressed securities within the industrial other sector. For the three months ended September 30, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, basic industry and communications sectors within corporate securities primarily due to adverse projected cash flows, partially offset by write-downs charged against the allowance of distressed securities within the finance sector.

For the nine months ended September 30, 2026, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer cyclical, energy and communications sectors within corporate securities, due to adverse projected cash flows, partially offset by write-downs charged against the allowance of distressed securities within the industrial other, consumer cyclical and transportation sectors. For the nine months ended September 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

charged against the allowance due to security restructures and settlements within the communications, capital goods and consumer non-cyclical sectors within corporate securities, partially offset by net additions within the basic industry and consumer cyclical sectors within corporate securities primarily due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2026 and December 31, 2025.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2026		December 31, 2025
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Fixed maturities:
Corporate securities	$70	$66	$57	$55
Foreign government securities	657	623	611	596
Obligations of U.S. government authorities and agencies and obligations of U.S. states	249	245	227	245
Total fixed maturities(1)	976	934	895	896
Equity securities	2,526	4,744	2,234	3,946
Total assets supporting experience-rated contractholder liabilities	$3,502	$5,678	$3,129	$4,842
__________
(1)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both September 30, 2026 and December 31, 2025.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $75 million and $337 million during the three months ended September 30, 2026 and 2025, respectively, and $527 million and $391 million during the nine months ended September 30, 2026 and 2025, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(795) million and $140 million during the three months ended September 30, 2026 and 2025, respectively, and $(1,011) million and $556 million during the nine months ended September 30, 2026 and 2025, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(19) million and $438 million during the three months ended September 30, 2026 and 2025, respectively, and $536 million and $583 million during the nine months ended September 30, 2026 and 2025, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$52,632	$38,106	$54,863	$43,554
Fixed maturities, trading	19	18	19	18
Assets supporting experience-rated contractholder liabilities	577	540	536	510
Total	$53,228	$38,664	$55,418	$44,082

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazilian government and government agency securities:
Fixed maturities, available-for-sale	$4,346	$3,815	$3,651	$3,152
Short-term investments	0	0	1	1
Cash equivalents	358	358	260	260
Total	$4,704	$4,173	$3,912	$3,413
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Office	$6,395	10.3%	$6,517	10.4%
Retail	5,170	8.3	5,680	9.0
Apartments/Multi-Family	18,553	29.9	18,522	29.5
Industrial	17,443	28.2	17,280	27.5
Hospitality	1,538	2.5	1,738	2.8
Self-Storage	2,323	3.8	2,245	3.6
Health Care Senior Living	1,868	3.0	1,832	2.9
Other	543	0.9	689	1.1
Total commercial mortgage loans	53,833	86.9	54,503	86.8
Agricultural property loans	8,137	13.1	8,275	13.2
Total commercial mortgage and agricultural property loans	61,970	100.0%	62,778	100.0%
Allowance for credit losses	(356)		(414)
Total net commercial mortgage and agricultural property loans	61,614		62,364
Other loans:
Residential mortgage loans	4,514		1,632
Other collateralized loans	805		603
Uncollateralized loans	164		171
Total other loans	5,483		2,406
Allowance for credit losses	(93)		(55)
Total net other loans	5,390		2,351
Total net commercial mortgage and other loans(1)	$67,004		$64,715

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of September 30, 2026 and December 31, 2025, the net carrying value of these loans was $736 million and $1,056 million, respectively.

As of September 30, 2026, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (26%), Florida (7%) and Texas (6%) and included loans secured by properties in Europe (6%), Mexico (2%), Japan (1%) and Australia (1%).

As of September 30, 2026, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (16%), California (13%) and New York (9%).

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended September 30, 2026
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$381	$42	$28	$29	$25	$505
Addition to (release of) allowance for expected losses	11	34	13	(2)	0	56
Write-downs charged against the allowance	(111)	0	0	0	0	(111)
Other	(1)	0	0	0	0	(1)
Allowance, end of period	$280	$76	$41	$27	$25	$449

	Three Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$450	$58	$0	$32	$14	$554
Addition to (release of) allowance for expected losses	30	3	5	9	(1)	46
Write-downs charged against the allowance	(103)	0	0	0	0	(103)
Other	0	0	0	0	0	0
Allowance, end of period	$377	$61	$5	$41	$13	$497

	Nine Months Ended September 30, 2026
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$366	$48	$15	$40	$0	$469
Addition to (release of) allowance for expected losses	24	28	26	(13)	25	90
Write-downs charged against the allowance	(111)	0	0	0	0	(111)
Other	1	0	0	0	0	1
Allowance, end of period	$280	$76	$41	$27	$25	$449

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$407	$121	$0	$32	$14	$574
Addition to (release of) allowance for expected losses	72	90	5	9	(1)	175
Write-downs charged against the allowance	(103)	(150)	0	0	0	(253)
Other	1	0	0	0	0	1
Allowance, end of period	$377	$61	$5	$41	$13	$497

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended September 30, 2026, the net reduction to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within commercial mortgage loans in the retail sector, and a decrease in the general reserve, partially offset by increases in loan-specific reserves on agricultural property loans and commercial mortgage loans in the office sector. For the three months ended September 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within commercial mortgage loans in the retail sector.

For the nine months ended September 30, 2026, the net reduction to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within commercial mortgage loans in the retail sector and a decrease in the general reserve, partially offset by increases in loan-specific reserves on agricultural property loans, commercial mortgage loans in the office sector and an uncollateralized loan. For the nine months ended September 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to write-downs against loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector, partially offset by increases in loan-specific reserves within agricultural property loans and commercial mortgage loans in the retail sector.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the write-downs of commercial mortgage and agricultural property loans by origination year for the periods indicated:

	Three Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$111	$111
Agricultural property loans	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$111	$111

	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$103	$103
Agricultural property loans	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$103	$103

	Nine Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$111	$111
Agricultural property loans	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$111	$111

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Commercial mortgage loans	$0	$0	$0	$0	$0	$103	$103
Agricultural property loans	0	0	13	117	1	19	150
Total	$0	$0	$13	$117	$1	$122	$253

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$2,816	$2,618	$2,899	$2,342	$1,635	$17,162	$36	$29,508
60%-69.99%	1,783	3,019	3,730	1,507	719	4,010	0	14,768
70%-79.99%	901	583	404	912	552	2,374	0	5,726
80% or greater	6	0	58	88	145	3,534	0	3,831
Total	$5,506	$6,220	$7,091	$4,849	$3,051	$27,080	$36	$53,833
Debt Service Coverage Ratio:
Greater than 1.2x	$3,760	$5,532	$6,465	$4,554	$2,747	$24,964	$16	$48,038
1.0 - 1.2x	1,691	590	599	161	233	780	20	4,074
Less than 1.0x	55	98	27	134	71	1,336	0	1,721
Total	$5,506	$6,220	$7,091	$4,849	$3,051	$27,080	$36	$53,833
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$317	$811	$597	$238	$904	$3,519	$105	$6,491
60%-69.99%	2	66	82	435	38	89	0	712
70%-79.99%	0	0	57	112	0	0	0	169
80% or greater	0	0	0	52	419	262	32	765
Total	$319	$877	$736	$837	$1,361	$3,870	$137	$8,137
Debt Service Coverage Ratio:
Greater than 1.2x	$249	$877	$701	$783	$801	$3,373	$130	$6,914
1.0 - 1.2x	70	0	16	41	64	235	0	426
Less than 1.0x	0	0	19	13	496	262	7	797
Total	$319	$877	$736	$837	$1,361	$3,870	$137	$8,137

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

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Residential mortgage loans
Performing	$1,634	$2,550	$68	$0	$228	$11	$4,491
Nonperforming	2	21	0	0	0	0	23
Total	$1,636	$2,571	$68	$0	$228	$11	$4,514

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

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties for the periods indicated:

	Three Months Ended September 30,
	2026			2025
	Term Extension	Interest Rate Reduction	% of Amortized Cost	Term Extension	Interest Rate Reduction	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$91	$59	0.3%	$0	$0	0.0%

	Nine Months Ended September 30,
	2026			2025
	Term Extension	Interest Rate Reduction	% of Amortized Cost	Term Extension	Interest Rate Reduction	% of Amortized Cost
	($ in millions)
Commercial mortgage loans	$135	$59	0.4%	$0	$0	0.0%

For the three and nine months ended September 30, 2026, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both September 30, 2026 and December 31, 2025.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Past Due	Total Loans	Non-Accrual Status(3)
	(in millions)
Commercial mortgage loans	$53,677	$23	$0	$133	$156	$53,833	$168
Agricultural property loans	7,447	0	0	690	690	8,137	694
Residential mortgage loans	4,438	0	53	23	76	4,514	23
Other collateralized loans	805	0	0	0	0	805	0
Uncollateralized loans	164	0	0	0	0	164	25
Total	$66,531	$23	$53	$846	$922	$67,453	$910
__________
(1)As of September 30, 2026, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $0 million and $1 million for the three months ended September 30, 2026 and 2025, respectively, and $0 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $610 million and $442 million as of September 30, 2026 and December 31, 2025, respectively.

For both the three months ended September 30, 2026 and 2025, there were no commercial mortgage loans acquired, other than those through direct origination. For the nine months ended September 30, 2026 and 2025, there were $31 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination.

For the three months ended September 30, 2026 and 2025, there were $34 million and $0 million, respectively, of commercial mortgage loans sold. For the nine months ended September 30, 2026 and 2025, there were $34 million and $0 million, respectively, of commercial mortgage loans sold.

For the three months ended September 30, 2026 and 2025, there were $1,478 million and $676 million, respectively, of residential mortgage loans acquired. For the nine months ended September 30, 2026 and 2025, there were $3,035 million and $676 million, respectively, of residential mortgage loans acquired.

For the three months ended September 30, 2026 and 2025, there were $10 million and $0 million, respectively, of residential mortgage loans sold. For the nine months ended September 30, 2026 and 2025, there were $21 million and $0 million, respectively, of residential mortgage loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2026 and December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$11,536	$10,832
Hedge funds	3,197	2,909
Real estate-related(1)	3,040	2,761
Subtotal equity method	17,773	16,502
Fair value:
Private equity	686	848
Hedge funds	1,963	1,964
Real estate-related	666	810
Subtotal fair value	3,315	3,622
Total LPs/LLCs	21,088	20,124
Real estate held through direct ownership(1)	1,920	1,888
Total alternative assets	23,008	22,012
Credit-like instruments(2)	2,762	1,929
Derivative instruments	1,200	1,667
Other(3)	1,605	1,686
Total other invested assets	$28,575	$27,294
_________
(1)As of September 30, 2026 and December 31, 2025, real estate held through direct ownership had mortgage debt of $233 million and $217 million, respectively.
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
Fixed maturities	$3,184	$3,089
Equity securities	24	11
Commercial mortgage and other loans	293	250
Policy loans	242	230
Other invested assets	10	10
Short-term investments and cash equivalents	38	46
Total accrued investment income	$3,791	$3,636

Write-downs on accrued investment income were $1 million and $0 million for the three months ended September 30, 2026 and 2025, respectively, and $2 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities, available-for-sale(1)	$4,261	$3,955	$12,735	$11,613
Fixed maturities, trading	233	204	650	548
Assets supporting experience-rated contractholder liabilities	15	14	43	42
Equity securities	87	42	249	135
Commercial mortgage and other loans	802	719	2,313	2,102
Policy loans	122	122	365	369
Other invested assets	622	599	1,536	1,413
Short-term investments and cash equivalents	217	240	662	737
Gross investment income	6,359	5,895	18,553	16,959
Less: investment expenses	(388)	(367)	(1,134)	(1,075)
Net investment income	$5,971	$5,528	$17,419	$15,884
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities(1)	$(865)	$(227)	$(2,085)	$(428)
Commercial mortgage and other loans	(36)	(54)	(50)	(178)
Investment real estate	179	1	193	(10)
LPs/LLCs	32	15	71	20
Derivatives	644	(539)	241	(2,333)
Ceded (income) loss on funds withheld assets(2)	85	(222)	(268)	(541)
Other	(19)	0	(12)	15
Realized investment gains (losses), net	$20	$(1,026)	$(1,910)	$(3,455)
__________
(1)Excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties under modified coinsurance and funds withheld coinsurance arrangements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$14	$(4)
Fixed maturity securities, available-for-sale without an allowance	(46,740)	(26,354)
Derivatives designated as cash flow hedges(1)	(193)	(231)
Derivatives designated as fair value hedges(1)	(83)	(123)
Other investments(2)	73	67
Net unrealized gains (losses) on investments	$(46,929)	$(26,645)
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

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2026				December 31, 2025
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,310	$0	$0	$8,310	$7,277	$1,701	$0	$8,978
U.S. public corporate securities	0	544	0	544	0	527	0	527
Foreign public corporate securities	0	17	0	17	0	18	0	18
Commercial mortgage-backed securities	0	0	0	0	75	0	0	75
Total securities sold under agreements to repurchase	$8,310	$561	$0	$8,871	$7,352	$2,246	$0	$9,598

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026			December 31, 2025
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$31	$0	$31	$45	$0	$45
Foreign government securities	152	0	152	226	0	226
U.S. public corporate securities	7,458	86	7,544	7,068	152	7,220
Foreign public corporate securities	1,073	11	1,084	1,157	16	1,173
Equity securities	1,822	0	1,822	36	0	36
Total cash collateral for loaned securities(1)	$10,536	$97	$10,633	$8,532	$168	$8,700
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(in millions)
Fixed maturities, available-for-sale	$2,221	$1,870	$620	$663
Fixed maturities, trading	2,159	442	0	0
Equity securities	35	106	0	0
Commercial mortgage and other loans	519	583	235	244
Other invested assets	9,309	8,227	458	477
Cash and cash equivalents	665	654	0	0
Accrued investment income	20	12	2	1
Other assets	1,074	1,594	714	716
Total assets of consolidated VIEs	$16,002	$13,488	$2,029	$2,101
Other liabilities	$921	$603	$4	$3
Notes issued by consolidated VIEs(2)	4,660	2,644	14	15
Total liabilities of consolidated VIEs	$5,581	$3,247	$18	$18
__________
(1)Total assets of consolidated VIEs reflect $5,078 million and $4,801 million as of September 30, 2026 and December 31, 2025, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2026, the maturities of these obligations were between 0 and 15 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it may or may not be the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $1,640 million and $1,484 million as of September 30, 2026 and December 31, 2025, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Limited Partnerships and Limited Liability Companies

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these VIE and non-VIE entities is limited to the amount of its investment, which was $21,476 million and $20,509 million as of September 30, 2026 and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks they are utilized to manage, excluding embedded derivatives. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. These netting impacts resulted in total derivative assets of $1,205 million and $1,671 million as of September 30, 2026 and December 31, 2025, respectively, and total derivative liabilities of $7,801 million and $6,215 million as of September 30, 2026 and December 31, 2025, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$5,276	$55	$(581)	$5,083	$23	$(344)
Interest Rate Forwards	2,740	0	(57)	10	0	0
Foreign Currency
Foreign Currency Forwards	4,919	34	(184)	4,912	28	(208)
Currency/Interest Rate
Foreign Currency Swaps	33,904	1,135	(1,113)	33,823	1,286	(1,440)
Total Derivatives Designated as Hedge Accounting Instruments	$46,839	$1,224	$(1,935)	$43,828	$1,337	$(1,992)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$253,564	$17,642	$(30,300)	$244,336	$10,825	$(23,617)
Interest Rate Futures	9,723	20	(43)	12,079	7	(22)
Interest Rate Options	27,705	176	(1,681)	30,025	134	(1,382)
Interest Rate Forwards	5,529	9	(377)	3,658	11	(7)
Interest Rate Total Return Swaps	2,910	443	(499)	1,434	217	(221)
Foreign Currency
Foreign Currency Forwards	33,364	1,116	(863)	34,149	1,356	(1,383)
Currency/Interest Rate
Foreign Currency Swaps	7,915	378	(239)	7,318	370	(179)
Credit
Credit Default Swaps	5,827	66	(14)	5,784	112	0
Equity
Equity Futures	1,456	1	(3)	1,033	3	(6)
Equity Options	255,878	14,111	(11,680)	200,661	10,378	(9,189)
Equity Total Return Swaps	19,408	2,538	(2,202)	14,973	1,366	(1,159)
Other
Other(1)	1,250	0	0	1,250	0	0
Synthetic GICs	76,716	0	0	75,883	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$701,245	$36,500	$(47,901)	$632,583	$24,779	$(37,165)
Total Derivatives(2)(3)	$748,084	$37,724	$(49,836)	$676,411	$26,116	$(39,157)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $20,816 million (including the Prismic funds withheld related embedded derivative net liability of $(224) million) and $18,404 million (including the Prismic funds withheld related embedded derivative net liability of $194 million) as of September 30, 2026 and December 31, 2025, respectively, primarily included in “Policyholders’ account balances” and “Reinsurance and funds withheld payables.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2026, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2026		December 31, 2025
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$368	$(9)	$594	$11
Commercial mortgage and other loans	$56	$(1)	$0	$0
Policyholders’ account balances	$(1,505)	$412	$(1,588)	$299
Future policy benefits	$(2,268)	$443	$(2,405)	$300
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

	September 30, 2026
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$37,604	$(36,519)	$1,085	$(326)	$759
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$37,604	$(36,519)	$1,085	$(326)	$759
Offsetting of Financial Liabilities:
Derivatives	$49,836	$(42,035)	$7,801	$(7,709)	$92
Securities sold under agreement to repurchase	8,871	0	8,871	(8,871)	0
Total Liabilities	$58,707	$(42,035)	$16,672	$(16,580)	$92

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$25,990	$(24,445)	$1,545	$(637)	$908
Securities purchased under agreement to resell	0	0	0	0	0
Total Assets	$25,990	$(24,445)	$1,545	$(637)	$908
Offsetting of Financial Liabilities:
Derivatives	$39,157	$(32,942)	$6,215	$(6,011)	$204
Securities sold under agreement to repurchase	9,598	0	9,598	(9,523)	75
Total Liabilities	$48,755	$(32,942)	$15,813	$(15,534)	$279
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

	Three Months Ended September 30, 2026
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$22	$0	$0	$0	$0	$(99)	$(117)	$0
Currency	0	0	0	0	0	0	1	0
Total gains (losses) on derivatives designated as hedge instruments	22	0	0	0	0	(99)	(116)	0
Gains (losses) on the hedged item:
Interest Rate	(20)	0	4	0	0	99	121	0
Currency	0	0	0	0	0	0	(2)	0
Total gains (losses) on hedged item	(20)	0	4	0	0	99	119	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)	53
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(3)	53
Total gains (losses) on fair value hedges net of hedged item	2	0	4	0	0	0	0	53
Cash flow hedges
Interest Rate	0	0	(2)	0	0	0	0	(78)
Currency	0	0	0	0	0	0	0	(16)
Currency/Interest Rate	9	0	76	11	0	0	0	(240)
Total gains (losses) on cash flow hedges	9	0	74	11	0	0	0	(334)
Net investment hedges
Currency	0	0	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	3
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(604)	(1,172)	0	0	0	0	0	0
Currency	74	0	0	0	0	0	0	0
Currency/Interest Rate	(99)	0	0	0	0	0	0	0
Credit	1	0	0	0	0	0	0	0
Equity	824	20	0	0	0	0	0	0
Embedded Derivatives(2)	436	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	632	(1,152)	0	0	0	0	0	0
Total	$643	$(1,152)	$78	$11	$0	$0	$0	$(278)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$28	$0	$(1)	$0	$0	$(124)	$(129)	$0
Currency	0	0	0	0	0	0	(23)	0
Total gains (losses) on derivatives designated as hedge instruments	28	0	(1)	0	0	(124)	(152)	0
Gains (losses) on the hedged item:
Interest Rate	(26)	0	18	0	0	113	122	0
Currency	0	0	0	0	0	0	22	0
Total gains (losses) on hedged item	(26)	0	18	0	0	113	144	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(11)	40
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	0	(11)	40
Total gains (losses) on fair value hedges net of hedged item	2	0	17	0	0	(11)	(19)	40
Cash flow hedges
Interest Rate	0	0	(6)	0	0	0	0	(77)
Currency	0	0	0	0	0	0	0	14
Currency/Interest Rate	10	0	225	69	0	0	0	101
Total gains (losses) on cash flow hedges	10	0	219	69	0	0	0	38
Net investment hedges
Currency	0	0	0	0	0	0	0	19
Currency/Interest Rate	0	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	0	19
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(417)	(1,470)	0	0	0	0	0	0
Currency	17	0	0	0	0	0	0	0
Currency/Interest Rate	(68)	0	0	0	0	0	0	0
Credit	31	0	0	0	0	0	0	0
Equity	3,707	(534)	0	0	0	0	0	0
Embedded Derivatives(2)	(3,041)	0	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	229	(2,004)	0	0	0	0	0	0
Total	$241	$(2,004)	$236	$69	$0	$(11)	$(19)	$97

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of MRBs, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excludes changes related to net investment hedges using non-derivative instruments of $(37) million and $0 million for the three and nine months ended September 30, 2026, respectively, and $24 million and $(64) million for the three and nine months ended September 30, 2025, respectively.
(2)Includes the Prismic funds withheld related embedded derivative realized gain (loss) of $414 million and $418 million for the three and nine months ended September 30, 2026, respectively, and $(81) million and $(217) million for the three and nine months ended September 30, 2025, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2025	$(231)
Amount recorded in AOCI:
Interest Rate	(83)
Currency	6
Currency/Interest Rate	405
Total amount recorded in AOCI	328
Amount reclassified from AOCI to income:
Interest Rate	6
Currency	8
Currency/Interest Rate	(304)
Total amount reclassified from AOCI to income	(290)
Balance, September 30, 2026	$(193)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2026 values, it is estimated that a pre-tax gain of $280 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2027.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(33) million and $20 million for the three and nine months ended September 30, 2026, respectively, and $29 million and $(113) million for the three and nine months ended September 30, 2025, respectively.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 11 years for index reference and 5 years for single name reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$8	$0	$0	$0	$0	$0	$0	$0	$0	$0	$8	$0
Index reference(3)	0	0	0	0	4,549	30	0	0	0	0	701	35	5,250	65
Total	$0	$0	$8	$0	$4,549	$30	$0	$0	$0	$0	$701	$35	$5,258	$65

	December 31, 2025
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6(2)		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(3)	0	0	0	0	5,043	61	0	0	0	0	741	51	5,784	112
Total	$0	$0	$0	$0	$5,043	$61	$0	$0	$0	$0	$741	$51	$5,784	$112
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody’s Ratings (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings (“Fitch”). If no rating is available from a rating agency, an NAIC 6 rating is used.
(2)The NAIC rating designation is due to approximately 3% of the index reference name rated as NAIC 6 as of both September 30, 2026 and December 31, 2025.
(3)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index reference NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2026 and December 31, 2025, the Company had $569 million and $0 million of outstanding notional amounts, respectively, and reported at fair value as a liability of $13 million and an asset of $0 million, respectively.

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

As of September 30, 2026, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	September 30, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,954	$0	$	$19,954
Obligations of U.S. states and their political subdivisions	0	4,384	5		4,389
Foreign government securities	0	45,172	5		45,177
U.S. corporate public securities	0	101,774	40		101,814
U.S. corporate private securities(2)	0	39,764	4,392		44,156
Foreign corporate public securities	0	23,758	0		23,758
Foreign corporate private securities	0	36,766	1,512		38,278
Asset-backed securities(3)	0	20,239	7,223		27,462
Commercial mortgage-backed securities	0	7,395	778		8,173
Residential mortgage-backed securities	0	8,417	882		9,299
Subtotal	0	307,623	14,837		322,460
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0		245
Foreign government securities	0	623	0		623
Corporate securities	0	66	0		66
Equity securities	2,687	2,057	0		4,744
Subtotal	2,687	2,991	0		5,678
Market risk benefit assets	0	0	2,602		2,602
Fixed maturities, trading	0	14,239	2,740		16,979
Equity securities	11,450	2,597	566		14,613
Commercial mortgage and other loans	0	461	275		736
Other invested assets(4)	323	37,401	1,160	(36,519)	2,365
Short-term investments	597	4,201	33		4,831
Cash equivalents	1,686	9,930	8		11,624
Reinsurance recoverables and deposit receivables	0	632	653		1,285
Separate account assets(5)(6)	10,206	154,387	134		164,727
Total assets	$26,949	$534,462	$23,008	$(36,519)	$547,900
Market risk benefit liabilities	$0	$0	$4,126	$	$4,126
Policyholders’ account balances	0	0	22,390		22,390
Reinsurance and funds withheld payables	0	(295)	0		(295)
Other liabilities	305	49,531	0	(42,035)	7,801
Notes issued by consolidated VIEs	0	0	2,458		2,458
Total liabilities	$305	$49,236	$28,974	$(42,035)	$36,480

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,179	$0	$	$22,179
Obligations of U.S. states and their political subdivisions	0	5,460	5		5,465
Foreign government securities	0	50,609	5		50,614
U.S. corporate public securities	0	107,718	63		107,781
U.S. corporate private securities(2)	0	42,007	5,094		47,101
Foreign corporate public securities	0	23,661	42		23,703
Foreign corporate private securities	0	38,425	1,734		40,159
Asset-backed securities(3)	0	15,227	4,102		19,329
Commercial mortgage-backed securities	0	8,890	853		9,743
Residential mortgage-backed securities	0	5,281	100		5,381
Subtotal	0	319,457	11,998		331,455
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0		245
Foreign government securities	0	596	0		596
Corporate securities	0	55	0		55
Equity securities	2,225	1,721	0		3,946
Subtotal	2,225	2,617	0		4,842
Market risk benefit assets	0	0	2,330		2,330
Fixed maturities, trading	0	12,556	2,313		14,869
Equity securities	8,052	2,294	626		10,972
Commercial mortgage and other loans	0	793	263		1,056
Other invested assets(4)	301	25,816	1,088	(24,445)	2,760
Short-term investments	116	5,664	1		5,781
Cash equivalents	1,466	11,372	0		12,838
Reinsurance recoverables and deposit receivables	0	206	367		573
Separate account assets(5)(6)	9,419	159,115	211		168,745
Total assets	$21,579	$539,890	$19,197	$(24,445)	$556,221
Market risk benefit liabilities	$0	$0	$4,623	$	$4,623
Policyholders’ account balances	0	0	18,799		18,799
Reinsurance and funds withheld payables	0	174	0		174
Other liabilities	280	38,877	0	(32,942)	6,215
Notes issued by consolidated VIEs	0	0	767		767
Total liabilities	$280	$39,051	$24,189	$(32,942)	$30,578
__________
(1)“Netting” amounts represent cash collateral of $(5,516) million and $(8,497) million as of September 30, 2026 and December 31, 2025, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Excludes notes with fair value of $16,588 million (carrying amount of $16,588 million) and $15,744 million (carrying amount of $15,744 million) as of September 30, 2026 and December 31, 2025, respectively, which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans, education loans and other asset types.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2026 and December 31, 2025, the fair value of such investments was $6,052 million and $5,526 million, respectively.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2026 and December 31, 2025, the fair value of such investments was $27,943 million and $27,506 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$6,453	Discounted cash flow	Discount rate	1.49%	20.99%	10.09%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	7.0X	Increase
		Liquidation	Liquidation value	27.92%	48.03%	32.95%	Increase
Asset backed securities	$3,765	Discounted cash flow	Discount rate	1.17%	10.92%	3.31%	Decrease
			Liquidity premium	1.50%	2.60%	1.87%	Decrease
Commercial mortgage-backed securities	$778	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,602	Discounted cash flow	Lapse rate(8)	0%	40%		Increase
			Spread over SOFR(9)(10)	0.42%	1.67%		Increase
			Utilization rate(11)	37%	96%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Equity securities	$181	Discounted cash flow	Discount rate(5)	15%	15%		Decrease
		Market comparables	EBITDA multiple(4)	6.0X	8.0X	7.1X	Increase
		Net Asset Value	Share price	$3	$1,432	$520	Increase
Commercial mortgage and other loans	$275	Discounted cash flow	Spread	2.10%	4.05%	2.52%	Decrease
Reinsurance recoverables and deposit receivables	$653	Discounted cash flow	Lapse rate(8)	0%	65%		Increase
			Spread over SOFR(9)	0.42%	1.67%		Increase
			Option Budget(14)	0%	7%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,126	Discounted cash flow	Lapse rate(8)	0%	40%		Decrease
			Spread over SOFR(9)(10)	0.42%	1.67%		Decrease
			Utilization rate(11)	37%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(7)	$22,274	Discounted cash flow	Lapse rate(8)	0%	96%		Decrease
			Spread over SOFR(9)	0.42%	1.67%		Decrease
			Mortality rate(13)	0%	22%		Decrease
			Option Budget(14)	(1)%	7%		Increase
Notes issued by consolidated VIEs	$623	Liquidation	Liquidation value	100%	100%	100%	Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$7,702	Discounted cash flow	Discount rate	1.10%	25.50%	8.47%	Decrease
		Market comparables	EBITDA multiple(4)	5.5X	8.5X	7.5X	Increase
		Liquidation	Liquidation value	12.01%	39.00%	30.18%	Increase
Asset backed securities	$1,767	Discounted cash flow	Discount rate	2.10%	10.05%	6.10%	Decrease
			Liquidity premium	1.50%	2.60%	1.89%	Decrease
Commercial mortgage-backed securities	$853	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(6)	$2,330	Discounted cash flow	Lapse rate(8)	1%	20%		Increase
			Spread over SOFR(9)(10)	0.38%	1.61%		Increase
			Utilization rate(11)	37%	94%		Decrease
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Equity securities	$214	Discounted cash flow	Discount rate(5)	40%	40%		Decrease
		Market comparables	EBITDA multiple(4)	7.0X	7.0X	7.0X	Increase
		Net Asset Value	Share price	$3	$1,809	$778	Increase
Commercial mortgage and other loans	$263	Discounted cash flow	Spread	2.15%	3.10%	2.63%	Decrease
Reinsurance recoverables and deposit receivables	$367	Discounted cash flow	Lapse rate(8)	1%	50%		Increase
			Spread over SOFR(9)	0.38%	1.61%		Increase
			Option Budget(14)	0%	6%		Decrease
Liabilities:
Market risk benefit liabilities(6)	$4,623	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over SOFR(9)(10)	0.38%	1.61%		Decrease
			Utilization rate(11)	37%	94%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders’ account balances(7)	$18,716	Discounted cash flow	Lapse rate(8)	0%	80%		Decrease
			Spread over SOFR(9)	0.38%	1.61%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Option Budget(14)	(2)%	9%		Increase
Notes issued by consolidated VIEs	$382	Liquidation	Liquidation value	100%	100%	100%	Increase
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
(9)The spread over the secured overnight financing rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2026 and December 31, 2025, respectively. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2026 and December 31, 2025, the minimum withdrawal rate assumption is 80% and 78%, respectively. As of September 30, 2026 and December 31, 2025, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended September 30, 2026(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$0	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,160	(136)	532	(71)	0	(517)	45	50	(119)	5,944	(144)
Structured securities(4)	7,800	(125)	1,694	(154)	0	(257)	(56)	711	(730)	8,883	(126)
Other assets:
Fixed maturities, trading	2,629	(116)	372	(21)	0	(45)	0	1	(80)	2,740	(116)
Equity securities	628	5	3	(69)	0	(2)	0	0	1	566	4
Commercial mortgage and other loans	274	(1)	0	0	3	(1)	0	0	0	275	0
Other invested assets	1,151	6	9	(5)	0	(1)	0	0	0	1,160	6
Short-term investments	21	(4)	24	0	0	(2)	(6)	0	0	33	(4)
Cash equivalents	0	(12)	20	0	0	0	0	0	0	8	(12)
Reinsurance recoverables and deposit receivables	478	160	31	0	0	(18)	2	0	0	653	142
Separate account assets	170	(3)	14	(5)	0	(23)	0	1	(20)	134	(3)
Liabilities:
Policyholders’ account balances(5)	(22,809)	(582)	0	0	0	1,003	(2)	0	0	(22,390)	293
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(1,807)	(2)	0	0	(704)	55	0	0	0	(2,458)	(3)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2026
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(94)	$0	$0	$(168)	$1	$(101)	$0	$0	$(170)
Other assets:
Fixed maturities, trading	0	(116)	0	0	0	0	(116)	0	0
Equity securities	0	5	0	0	0	0	4	0	0
Commercial mortgage and other loans	(1)	0	0	0	0	0	0	0	0
Other invested assets	0	6	0	0	0	0	6	0	0
Short-term investments	(4)	0	0	0	0	(4)	0	0	0
Cash equivalents	(12)	0	0	0	0	(12)	0	0	0
Reinsurance recoverables and deposit receivables	160	0	0	0	0	142	0	0	0
Separate account assets	0	0	(3)	0	0	0	0	(3)	0
Liabilities:
Policyholders’ account balances	(582)	0	0	0	0	293	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(2)	0	0	0	0	(3)	0	0

	Nine Months Ended September 30, 2026(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$0	$0	$0	$0	$0	$0	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,933	(306)	1,653	(358)	0	(1,229)	(1,147)	545	(147)	5,944	(332)
Structured securities(4)	5,055	(156)	4,497	(312)	0	(627)	1,166	752	(1,492)	8,883	(160)
Other assets:
Fixed maturities, trading	2,313	(158)	1,623	(255)	0	(182)	(12)	39	(628)	2,740	(170)
Equity securities	626	(49)	91	(76)	0	(16)	20	2	(32)	566	(46)
Commercial mortgage and other loans	263	(1)	44	0	29	(60)	0	0	0	275	0
Other invested assets	1,088	(1)	100	(17)	0	(10)	0	0	0	1,160	(1)
Short-term investments	1	(18)	51	0	0	26	(27)	0	0	33	(18)
Cash equivalents	0	(12)	20	0	0	0	0	0	0	8	(12)
Reinsurance recoverables and deposit receivables	367	208	129	0	0	(55)	4	0	0	653	154
Separate account assets	211	(5)	42	(13)	0	(36)	0	7	(72)	134	(5)
Liabilities:
Policyholders’ account balances(5)	(18,799)	(4,135)	0	0	0	548	(4)	0	0	(22,390)	290
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(767)	(12)	0	0	(1,792)	109	4	0	0	(2,458)	(15)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(193)	$0	$0	$(273)	$4	$(217)	$0	$0	$(275)
Other assets:
Fixed maturities, trading	0	(159)	0	0	1	0	(170)	0	0
Equity securities	0	(49)	0	0	0	0	(46)	0	0
Commercial mortgage and other loans	(1)	0	0	0	0	0	0	0	0
Other invested assets	0	(1)	0	0	0	0	(1)	0	0
Short-term investments	(18)	0	0	0	0	(18)	0	0	0
Cash equivalents	(12)	0	0	0	0	(12)	0	0	0
Reinsurance recoverables and deposit receivables	208	0	0	0	0	154	0	0	0
Separate account assets	0	0	(5)	0	0	0	0	(5)	0
Liabilities:
Policyholders’ account balances	(4,135)	0	0	0	0	290	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(12)	0	0	0	0	(15)	0	0

	Three Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$5	$0	$1	$0	$0	$0	$0	$(1)	$0	$5	$0
Foreign government	5	0	0	0	0	0	0	0	0	5	0
Corporate securities(3)	6,660	(21)	210	(24)	0	(341)	(5)	4	(58)	6,425	(38)
Structured securities(4)	4,328	43	453	0	0	(118)	(1)	112	(202)	4,615	44
Other assets:
Fixed maturities, trading	2,090	1	596	(2)	0	(54)	0	25	1	2,657	(1)
Equity securities	601	21	16	(7)	0	(2)	(9)	11	0	631	20
Commercial mortgage and other loans	263	0	0	0	0	0	0	0	0	263	0
Other invested assets	978	(10)	48	(1)	0	(2)	0	0	(1)	1,012	(11)
Short-term investments	18	0	15	2	0	(2)	0	(1)	(1)	31	0
Cash equivalents	1	0	1	0	0	0	(2)	0	0	0	0
Reinsurance recoverables and deposit receivables	367	(37)	45	0	0	(22)	0	0	0	353	(59)
Separate account assets	252	7	18	(14)	0	(10)	0	(1)	(13)	239	6
Liabilities:
Policyholders’ account balances(5)	(15,289)	(2,445)	0	0	(219)	0	(3)	0	0	(17,956)	1
Other liabilities	(15)	15	0	0	0	0	0	0	0	0	15
Notes issued by consolidated VIEs	(195)	0	0	0	(293)	175	0	0	0	(313)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(41)	$0	$0	$64	$(1)	$(58)	$0	$0	$64
Other assets:
Fixed maturities, trading	0	1	0	0	0	0	(1)	0	0
Equity securities	0	21	0	0	0	0	20	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(11)	1	0	1	(1)	(10)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(37)	0	0	0	0	(59)	0	0	0
Separate account assets	0	0	7	0	0	0	0	6	0
Liabilities:
Policyholders’ account balances	(2,445)	0	0	0	0	1	0	0	0
Other liabilities	15	0	0	0	0	15	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. states	$6	$0	$0	$0	$0	$0	$0	$(1)	$0	$5	$0
Foreign government	7	0	0	0	0	(2)	0	0	0	5	0
Corporate securities(3)	5,831	(47)	1,917	(495)	0	(943)	(35)	256	(59)	6,425	(72)
Structured securities(4)	2,333	52	2,181	(169)	0	(351)	(172)	1,176	(435)	4,615	56
Other assets:
Fixed maturities, trading	1,986	(34)	1,308	(273)	0	(392)	183	28	(149)	2,657	(40)
Equity securities	518	8	232	(65)	0	(3)	(9)	131	(181)	631	1
Commercial mortgage and other loans	233	0	0	0	30	0	0	0	0	263	0
Other invested assets	953	(14)	106	(32)	0	(2)	1	0	0	1,012	(15)
Short-term investments	461	0	38	(453)	0	(13)	(2)	0	0	31	0
Cash equivalents	0	0	3	0	0	(1)	(2)	0	0	0	0
Reinsurance recoverables and deposit receivables	613	(36)	66	0	0	(56)	(234)	0	0	353	(92)
Separate account assets	232	15	103	(51)	0	(41)	0	4	(23)	239	14
Liabilities:
Policyholders’ account balances(5)	(12,746)	(3,988)	0	0	(1,215)	0	(7)	0	0	(17,956)	238
Other liabilities	(1)	1	0	0	0	0	0	0	0	0	1
Notes issued by consolidated VIEs	(60)	0	0	0	(424)	175	(4)	0	0	(313)	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(72)	$0	$0	$82	$(5)	$(91)	$0	$0	$75
Other assets:
Fixed maturities, trading	0	(33)	0	0	(1)	0	(40)	0	0
Equity securities	0	8	0	0	0	0	1	0	0
Commercial mortgage and other loans	0	0	0	0	0	0	0	0	0
Other invested assets	(1)	(14)	0	0	1	(1)	(14)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	(36)	0	0	0	0	(92)	0	0	0
Separate account assets	0	0	15	0	0	0	0	14	0
Liabilities:
Policyholders’ account balances	(3,988)	0	0	0	0	238	0	0	0
Other liabilities	1	0	0	0	0	1	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0
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
(6)Excludes MRB assets of $2,602 million and $2,252 million and MRB liabilities of $4,126 million and $4,771 million for the periods ended September 30, 2026 and 2025, respectively. See Note 11 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2026
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$20	$18,325	$0	$	$18,345
Currency	0	1,150	0		1,150
Credit	0	66	0		66
Currency/Interest Rate	0	1,513	0		1,513
Equity	303	16,347	0		16,650
Netting(1)				(36,519)	(36,519)
Total derivative assets	$323	$37,401	$0	$(36,519)	$1,205
Derivative Liabilities:
Interest Rate	$43	$33,495	$0	$	$33,538
Currency	0	1,047	0		1,047
Credit	0	14	0		14
Currency/Interest Rate	0	1,352	0		1,352
Equity	262	13,623	0		13,885
Netting(1)				(42,035)	(42,035)
Total derivative liabilities	$305	$49,531	$0	$(42,035)	$7,801

	As of December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$7	$11,210	$0	$	$11,217
Currency	0	1,384	0		1,384
Credit	0	112	0		112
Currency/Interest Rate	0	1,656	0		1,656
Equity	293	11,454	0		11,747
Netting(1)				(24,445)	(24,445)
Total derivative assets	$300	$25,816	$0	$(24,445)	$1,671
Derivative Liabilities:
Interest Rate	$22	$25,571	$0	$	$25,593
Currency	0	1,591	0		1,591
Credit	0	0	0		0
Currency/Interest Rate	0	1,619	0		1,619
Equity	258	10,096	0		10,354
Netting(1)				(32,942)	(32,942)
Total derivative liabilities	$280	$38,877	$0	$(32,942)	$6,215
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

	Three Months Ended September 30, 2026
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2026
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Gains (Losses):
Investment real estate	$(1)	$0	$(1)	$(12)
Investment in JV/LP and Other	$(3)	$0	$(8)	$0
Equity securities	$24	$17	$33	$17

	September 30, 2026	December 31, 2025
	(in millions)
Carrying value after measurement as of period end:
Investment real estate(1)	$4	$45
Investment in JV/LP and Other(1)	$63	$61
Equity securities(1)	$62	$92
__________
(1)Reported carrying values for 2026 include values as of the measurement dates of June 30, 2026 and September 30, 2026 for “Investment real estate,” March 31, 2026 and September 30, 2026 for “Investment in JV/LP and Other” and “Equity securities.” Reported carrying values for 2025 include values as of the measurement dates of March 31, 2025 for “Investment real estate,” December 31, 2025 for “Investment in JV/LP and Other” and September 30, 2025 and December 31, 2025 for “Equity securities.”

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Commercial mortgage and other loans:
Interest income	$9	$13	$30	$30
Changes in fair value	$(1)	$0	$(1)	$0
Notes issued by consolidated VIEs:
Interest expense	$18	$5	$31	$7
Changes in fair value	$2	$0	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026	December 31, 2025
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$736	$1,056
Aggregate contractual principal as of period end	$754	$1,048
Other invested assets:
Fair value as of period end	$26	$26
Notes issued by consolidated VIEs:
Fair value as of period end	$2,458	$767
Aggregate contractual principal as of period end	$2,455	$767
__________
(1)As of September 30, 2026, for loans for which the fair value option has been elected, none of the loans were 90 days or more past due.

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

	September 30, 2026
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$12	$63,051	$63,063	$66,268
Policy loans	15	0	10,050	10,065	10,065
Other invested assets	0	94	0	94	94
Short-term investments	487	68	0	555	555
Cash and cash equivalents	6,726	342	0	7,068	7,068
Accrued investment income	0	3,791	0	3,791	3,791
Reinsurance recoverables and deposit receivables	0	8	7,917	7,925	7,925
Other assets	47	2,761	2	2,810	2,810
Total assets	$7,275	$7,076	$81,020	$95,371	$98,576
Liabilities:
Policyholders’ account balances—investment contracts	$0	$34,525	$50,449	$84,974	$93,498
Securities sold under agreements to repurchase	0	8,871	0	8,871	8,871
Cash collateral for loaned securities	0	10,633	0	10,633	10,633
Reinsurance and funds withheld payables(2)	0	10,960	(38)	10,922	10,922
Short-term debt	0	930	32	962	962
Long-term debt(3)	7,718	9,557	446	17,721	19,768
Notes issued by consolidated VIEs	0	0	2,216	2,216	2,216
Other liabilities	0	8,356	30	8,386	8,386
Separate account liabilities—investment contracts	0	22,184	17,538	39,722	39,722
Total liabilities	$7,718	$106,016	$70,673	$184,407	$194,978

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$0	$14	$63,164	$63,178	$63,659
Policy loans	12	0	9,946	9,958	9,958
Other invested assets	0	93	0	93	93
Short-term investments	632	1	0	633	633
Cash and cash equivalents	6,652	222	0	6,874	6,874
Accrued investment income	0	3,636	0	3,636	3,636
Reinsurance recoverables and deposit receivables	0	8	6,710	6,718	6,718
Other assets	37	3,142	2	3,181	3,181
Total assets	$7,333	$7,116	$79,822	$94,271	$94,752
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,175	$49,931	$85,106	$89,970
Securities sold under agreements to repurchase	0	9,598	0	9,598	9,598
Cash collateral for loaned securities	0	8,700	0	8,700	8,700
Reinsurance and funds withheld payables(2)	0	10,639	(32)	10,607	10,607
Short-term debt	0	1,408	33	1,441	1,443
Long-term debt(3)	7,507	10,324	522	18,353	18,856
Notes issued by consolidated VIEs	0	0	1,892	1,892	1,892
Other liabilities	0	6,993	31	7,024	7,024
Separate account liabilities—investment contracts	0	22,548	17,663	40,211	40,211
Total liabilities	$7,507	$105,385	$70,040	$182,932	$188,301
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Includes contracts reinsured through coinsurance with funds withheld agreement with Prismic Life Reinsurance, Ltd (“Prismic Re”) with a fair value of $7,124 million (carrying amount of $7,124 million) and $7,513 million (carrying amount of $7,513 million), a portion of which relates to insurance contracts as of September 30, 2026 and December 31, 2025, respectively. See Note 12 for additional information regarding the reinsurance arrangement with Prismic Re.
(3)Excludes debt with fair value of $16,588 million (carrying amount of $16,588 million) and $15,744 million (carrying amount of $15,744 million) as of September 30, 2026 and December 31, 2025, respectively, which have been offset with the associated notes under a netting agreement.

7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE, DEFERRED SALES INDUCEMENTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs (“DAC”)

The following tables show a rollforward for the lines of business that contain material DAC balances, along with a reconciliation to the Company’s total DAC balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
		Individual Life		U.S. Legacy Products		Japan Businesses	Total
	Retirement	Term Life	Variable/ Universal Life	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$2,304	$2,203	$4,845	$2,308	$545	$8,901	$21,106
Capitalization	543	149	527	2	14	561	1,796
Amortization expense	(273)	(158)	(171)	(177)	(14)	(465)	(1,258)
Other adjustments	0	1	(5)	0	0	55	51
Foreign currency adjustment	(1)	0	0	0	0	(4)	(5)
Balance, EOP	$2,573	$2,195	$5,196	$2,133	$545	$9,048	21,690
Other businesses							517
Total DAC balance							$22,207

	Nine Months Ended September 30, 2025
		Individual Life		U.S. Legacy Products(1)		Japan Businesses(1)	Total(1)
	Retirement(1)	Term Life	Variable/ Universal Life(1)	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$1,744	$2,215	$4,369	$2,556	$509	$8,720	$20,113
Capitalization	672	145	487	2	36	785	2,127
Amortization expense	(222)	(155)	(155)	(185)	(19)	(466)	(1,202)
Other adjustments(2)	23	1	(3)	(5)	8	(217)	(193)
Foreign currency adjustment	4	0	0	0	0	188	192
Balance, EOP	$2,221	$2,206	$4,698	$2,368	$534	$9,010	21,037
Other businesses							431
Total DAC balance							$21,468
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes the impact of the reinsurance transaction with Prismic Re International in Japan Businesses. See Note 12 for additional information.

Deferred Reinsurance Losses (“DRL”)

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company’s total DRL balance:

	Nine Months Ended September 30, 2026
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$248	$932	$1,180
Amortization	(24)	(28)	(52)
Balance, EOP	$224	$904	1,128
Other businesses			62
Total DRL balance			$1,190

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
		U.S. Legacy Products	Total
	Retirement	Guaranteed Universal Life
	(in millions)
Balance, BOP	$280	$969	$1,249
Amortization	(24)	(28)	(52)
Balance, EOP	$256	$941	1,197
Other businesses			64
Total DRL balance			$1,261

Deferred Reinsurance Gains (“DRG”)

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company’s total DRG balance:

	Nine Months Ended September 30, 2026
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$67	$263	$333	$663
Deferred reinsurance gain	9	0	0	9
Amortization	(3)	(17)	(11)	(31)
Foreign currency adjustment	1	0	0	1
Balance, EOP	$74	$246	$322	642
Other businesses				39
Total DRG balance				$681

	Nine Months Ended September 30, 2025
		U.S. Legacy Products		Total
	Retirement	Annuities	Guaranteed Universal Life
	(in millions)
Balance, BOP	$62	$287	$348	$697
Deferred reinsurance gain	2	0	0	2
Amortization	(2)	(18)	(11)	(31)
Foreign currency adjustment	6	0	0	6
Balance, EOP	$68	$269	$337	674
Other businesses				41
Total DRG balance				$715

Deferred Sales Inducements (“DSI”)

The following table shows a rollforward of DSI balances for annuity products within U.S. Legacy Products, which is the only line of business that contains a material DSI balance, along with a reconciliation to the Company’s total DSI balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2026	2025(1)
	(in millions)
Balance, BOP	$348	$378
Capitalization	1	4
Amortization expense	(25)	(26)
Balance, EOP	324	356
Other businesses	23	27
Total DSI balance	$347	$383
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Value of Business Acquired (“VOBA”)

The following table shows a rollforward of VOBA balances related to acquisitions in Japan Businesses, which is the only line of business that contains a VOBA balance:

	Nine Months Ended September 30,
	2026	2025(1)
	(in millions)
Balance, BOP	$397	$435
Amortization expense	(27)	(31)
Foreign currency adjustment	(1)	26
Total VOBA balance	$369	$430
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,653	$4,753
Obligations of U.S. states and their political subdivisions	2,450	2,514
Foreign government bonds	127	109
U.S. corporate securities	12,412	13,783
Foreign corporate securities	3,356	4,282
Asset-backed securities	2,380	3,445
Mortgage-backed securities	13,334	10,154
Mutual funds:
Equity	90,778	92,137
Fixed Income	27,761	30,602
Other	6,469	6,315
Equity securities	5,814	5,459
Commercial mortgage and other loans	26	53
Other invested assets	19,476	19,749
Short-term investments	1,166	1,276
Cash and cash equivalents	2,468	1,620
Total	$192,670	$196,251

For the periods ended September 30, 2026 and December 31, 2025, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2026
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$29,278	$12,154	$26,916	$54,073	$77,880	$200,301
Deposits	6,444	451	1,474	3,332	41	11,742
Investment performance	572	199	(121)	4,688	3,124	8,462
Policy charges	(47)	(17)	(306)	(976)	(1,358)	(2,704)
Surrenders and withdrawals	(3,992)	(1,293)	(63)	(1,003)	(9,972)	(16,323)
Benefit payments	(2,910)	(359)	(361)	(415)	(74)	(4,119)
Net transfers (to) from general account	194	257	(6)	(635)	13	(177)
Other	(258)	172	(434)	53	3	(464)
Balance, EOP	$29,281	$11,564	$27,099	$59,117	$69,657	$196,718
Other businesses(1)						(4,048)
Total separate account liabilities						$192,670

Cash surrender value(2)	$29,281	$11,258	$27,020	$57,211	$69,526	$194,296
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

	Nine Months Ended September 30, 2025
	PGIM	Retirement	Group Insurance	Individual Life	U.S. Legacy Products	Total
	(in millions)
Balance, BOP	$28,645	$12,664	$25,126	$46,891	$83,618	$196,944
Deposits	7,447	636	135	3,047	39	11,304
Investment performance	1,602	940	1,962	5,607	8,073	18,184
Policy charges	(49)	(10)	(235)	(931)	(1,503)	(2,728)
Surrenders and withdrawals	(5,079)	(1,244)	(111)	(936)	(9,741)	(17,111)
Benefit payments	(2,756)	(425)	(236)	(434)	(75)	(3,926)
Net transfers (to) from general account	(68)	(192)	20	(432)	24	(648)
Other	(8)	12	327	120	4	455
Balance, EOP	$29,734	$12,381	$26,988	$52,932	$80,439	202,474
Other businesses(1)						(3,934)
Total separate account liabilities						$198,540

Cash surrender value(2)	$29,734	$12,233	$26,897	$49,137	$79,849	$197,850
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

	Nine Months Ended September 30, 2026
	Present Value of Expected Net Premiums
		Individual Life	Japan Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$87,431	$10,637	$38,763	$2,868	$139,699
Effect of cumulative changes in discount rate assumptions, BOP	14,178	280	3,239	64	17,761
Balance at original discount rate, BOP	101,609	10,917	42,002	2,932	157,460
Effect of assumption update	19	(67)	(690)	260	(478)
Effect of actual variances from expected experience and other activity	154	(239)	(851)	80	(856)
Adjusted balance, BOP	101,782	10,611	40,461	3,272	156,126
Issuances	3,267	636	867	0	4,770
Net premiums / considerations collected	(6,837)	(1,008)	(4,239)	(255)	(12,339)
Interest accrual	2,791	390	886	111	4,178
Foreign currency adjustment	(1,514)	0	(64)	0	(1,578)
Other adjustments	0	(18)	0	0	(18)
Balance at original discount rate, EOP	99,489	10,611	37,911	3,128	151,139
Effect of cumulative changes in discount rate assumptions, EOP	(19,506)	(932)	(5,173)	(285)	(25,896)
Balance, EOP	$79,983	$9,679	$32,738	$2,843	125,243
Other businesses, EOP					2,900
Total balance, EOP					$128,143

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
	Present Value of Expected Future Policy Benefits
		Individual Life	Japan Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$167,704	$19,166	$120,168	$11,660	$318,698
Effect of cumulative changes in discount rate assumptions, BOP	17,769	602	25,366	1,435	45,172
Balance at original discount rate, BOP	185,473	19,768	145,534	13,095	363,870
Effect of assumption update	127	(67)	(483)	394	(29)
Effect of actual variances from expected experience and other activity	238	(330)	(934)	97	(929)
Adjusted balance, BOP	185,838	19,371	144,117	13,586	362,912
Issuances	3,267	636	867	0	4,770
Interest accrual	5,539	710	3,215	485	9,949
Benefit payments	(11,573)	(1,091)	(7,113)	(310)	(20,087)
Foreign currency adjustment	(1,521)	0	(212)	0	(1,733)
Other adjustments	(37)	(17)	(2)	0	(56)
Balance at original discount rate, EOP	181,513	19,609	140,872	13,761	355,755
Effect of cumulative changes in discount rate assumptions, EOP	(28,636)	(1,997)	(35,687)	(2,918)	(69,238)
Balance, EOP	$152,877	$17,612	$105,185	$10,843	286,517
Other businesses, EOP					7,402
Total balance, EOP					$293,919

	Nine Months Ended September 30, 2026
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	Japan Businesses	Corporate and Other	Total
	Retirement	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$72,894	$7,933	$72,447	$8,000	$161,274
Flooring impact, EOP	239	2	88	0	329
Balance, EOP, post-flooring	73,133	7,935	72,535	8,000	161,603
Less: Reinsurance recoverables	4,710	624	266	0	5,600
Balance after reinsurance recoverables, EOP, post-flooring	$68,423	$7,311	$72,269	$8,000	156,003
Other businesses, EOP(1)					4,447
Total balance after reinsurance recoverables, EOP					$160,450

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Present Value of Expected Net Premiums
		Individual Life	Japan Businesses(2)	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$72,526	$10,724	$43,744	$2,854	$129,848
Effect of cumulative changes in discount rate assumptions, BOP	14,545	578	2,377	132	17,632
Balance at original discount rate, BOP	87,071	11,302	46,121	2,986	147,480
Effect of assumption update	169	(241)	(1,016)	8	(1,080)
Effect of actual variances from expected experience and other activity	(96)	(86)	(539)	67	(654)
Adjusted balance, BOP	87,144	10,975	44,566	3,061	145,746
Issuances	12,712	620	1,867	0	15,199
Net premiums / considerations collected	(7,551)	(1,038)	(4,769)	(238)	(13,596)
Interest accrual	2,702	396	988	107	4,193
Foreign currency adjustment	7,243	0	1,394	0	8,637
Other adjustments	0	44	(1)	0	43
Balance at original discount rate, EOP	102,250	10,997	44,045	2,930	160,222
Effect of cumulative changes in discount rate assumptions, EOP	(15,914)	(242)	(2,839)	(49)	(19,044)
Balance, EOP	$86,336	$10,755	$41,206	$2,881	141,178
Other businesses, EOP					2,680
Total balance, EOP					$143,858

	Nine Months Ended September 30, 2025
	Present Value of Expected Future Policy Benefits
		Individual Life	Japan Businesses(2)	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, BOP	$151,679	$18,996	$131,469	$11,178	$313,322
Effect of cumulative changes in discount rate assumptions, BOP	20,199	1,134	16,861	1,548	39,742
Balance at original discount rate, BOP	171,878	20,130	148,330	12,726	353,064
Effect of assumption update	322	(392)	(974)	14	(1,030)
Effect of actual variances from expected experience and other activity	(30)	(105)	(643)	58	(720)
Adjusted balance, BOP	172,170	19,633	146,713	12,798	351,314
Issuances	12,712	620	1,867	0	15,199
Interest accrual	5,399	707	3,340	461	9,907
Benefit payments	(11,269)	(1,180)	(5,935)	(270)	(18,654)
Foreign currency adjustment	7,309	0	4,826	0	12,135
Other adjustments	31	33	(8)	0	56
Balance at original discount rate, EOP	186,352	19,813	150,803	12,989	369,957
Effect of cumulative changes in discount rate assumptions, EOP	(19,071)	(503)	(22,959)	(1,255)	(43,788)
Balance, EOP	$167,281	$19,310	$127,844	$11,734	326,169
Other businesses, EOP(1)					6,763
Total balance, EOP					$332,932

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Net Liability for Future Policy Benefits - Benefit Reserves
		Individual Life	Japan Businesses(2)	Corporate and Other	Total(2)
	Retirement(2)	Term Life		Long-Term Care
	(in millions)
Balance, EOP, pre-flooring	$80,945	$8,555	$86,638	$8,853	$184,991
Flooring impact, EOP	102	0	83	0	185
Balance, EOP, post-flooring	81,047	8,555	86,721	8,853	185,176
Less: Reinsurance recoverables	5,215	613	327	0	6,155
Balance after reinsurance recoverables, EOP, post-flooring	$75,832	$7,942	$86,394	$8,853	179,021
Other businesses, EOP(1)					4,022
Total balance after reinsurance recoverables, EOP					$183,043
__________
(1)Reflects balance after reinsurance recoverables of $56 million and $62 million at September 30, 2026 and 2025, respectively.
(2)Prior period amounts have been updated to conform to current period presentation.

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30, 2026
		Individual Life	Japan Businesses	Corporate and Other
	Retirement	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$172,079	$22,830	$84,107	$6,267
Discounted expected future gross premiums (at original discount rate)	$107,057	$15,385	$66,034	$4,258
Discounted expected future gross premiums (at current discount rate)	$85,783	$14,093	$57,279	$3,884
Undiscounted expected future benefits and expenses	$296,770	$30,361	$239,990	$30,443
Weighted-average duration of the liability in years (at original discount rate)	8	9	16	16
Weighted-average duration of the liability in years (at current discount rate)	7	8	12	14
Weighted-average interest rate (at original discount rate)	4.84%	5.10%	3.08%	4.91%
Weighted-average interest rate (at current discount rate)	6.44%	6.39%	5.47%	6.78%

	Nine Months Ended September 30, 2025
		Individual Life	Japan Businesses(1)	Corporate and Other
	Retirement(1)	Term Life		Long-Term Care
	($ in millions)
Undiscounted expected future gross premiums	$176,746	$23,095	$96,432	$6,460
Discounted expected future gross premiums (at original discount rate)	$110,063	$15,638	$75,966	$4,350
Discounted expected future gross premiums (at current discount rate)	$92,638	$15,344	$71,442	$4,286
Undiscounted expected future benefits and expenses	$303,669	$30,660	$258,241	$29,515
Weighted-average duration of the liability in years (at original discount rate)	8	9	17	16
Weighted-average duration of the liability in years (at current discount rate)	8	9	14	15
Weighted-average interest rate (at original discount rate)	4.79%	5.12%	3.01%	4.91%
Weighted-average interest rate (at current discount rate)	5.27%	5.19%	4.17%	5.67%
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

In the first nine months of 2026, there was a $129 million charge to net income for non-participating traditional and limited-payment products where net premiums exceeded gross premiums for certain issue-year cohorts, furthered by a $5 million charge reflecting the impact of ceded reinsurance. The unfavorable impact in the first nine months of 2026 is primarily due to new business and the annual update to assumptions and other refinements applicable to U.S. pension risk transfer business for which the present value of expected benefits at the required discount rate exceeds the premium paid.

For the first nine months of 2025, there was a $63 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $4 million gain reflecting the impact of ceded reinsurance. The unfavorable impact in the first nine months of 2025 is primarily due to new pension risk transfer business in Retirement for which the present value of expected benefits at the required discount rate exceeds the premium paid.

Deferred Profit Liability

The balances of and changes in DPL as of and for the period indicated are as follows:

	Nine Months Ended September 30, 2026
	Deferred Profit Liability
		Japan Businesses	Total
	Retirement
	(in millions)
Balance, BOP, post-flooring	$5,419	$9,530	$14,949
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,419	9,528	14,947
Effect of assumption update	(18)	(234)	(252)
Effect of actual variances from expected experience and other activity	20	(35)	(15)
Adjusted balance, BOP	5,421	9,259	14,680
Profits deferred	36	1,402	1,438
Interest accrual	168	249	417
Amortization	(411)	(1,215)	(1,626)
Foreign currency adjustment	(4)	(9)	(13)
Other adjustments	0	1	1
Balance, EOP, pre-flooring	5,210	9,687	14,897
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,210	9,689	14,899
Less: Reinsurance recoverables	420	43	463
Balance after reinsurance recoverables, EOP, post-flooring	$4,790	$9,646	14,436
Other businesses			970
Total balance after reinsurance recoverables, EOP			$15,406

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Deferred Profit Liability(1)
		Japan Businesses
	Retirement		Total
	(in millions)
Balance, BOP, post-flooring	$5,683	$8,839	$14,522
Less: Flooring impact, BOP	0	2	2
Balance, BOP, pre-flooring	5,683	8,837	14,520
Effect of assumption update	(73)	(33)	(106)
Effect of actual variances from expected experience and other activity	11	17	28
Adjusted balance, BOP	5,621	8,821	14,442
Profits deferred	112	1,579	1,691
Interest accrual	174	237	411
Amortization	(431)	(1,283)	(1,714)
Foreign currency adjustment	20	210	230
Other adjustments	0	0	0
Balance, EOP, pre-flooring	5,496	9,564	15,060
Flooring impact, EOP	0	2	2
Balance, EOP, post-flooring	5,496	9,566	15,062
Less: Reinsurance recoverables	381	45	426
Balance after reinsurance recoverables, EOP, post-flooring	$5,115	$9,521	14,636
Other businesses			835
Total balance after reinsurance recoverables, EOP			$15,471
_________
(1)Prior period amounts have been updated to conform to current period presentation.

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), and guaranteed living withdrawal benefits (“GLWB”) contract features, that are above and beyond the contractholder’s account balance for certain long-duration life or annuity contracts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table shows a rollforward of AIR balances for guaranteed universal life products within the U.S. Legacy Products segment, which is the only line of business that contains a material AIR balance, for the periods indicated, along with a reconciliation to the Company’s total AIR balance:

	Nine Months Ended September 30,
	2026	2025(1)
	(in millions)
Balance, including amounts in AOCI, BOP, post-flooring	$17,904	$16,205
Flooring impact and amounts in AOCI	315	460
Balance, excluding amounts in AOCI, BOP, pre-flooring	18,219	16,665
Effect of assumption update	(51)	81
Effect of actual variances from expected experience and other activity	(95)	41
Adjusted balance, BOP	18,073	16,787
Assessments collected(2)	903	801
Interest accrual	462	427
Benefits paid	(167)	(192)
Other adjustments	(7)	0
Balance, excluding amounts in AOCI, EOP, pre-flooring	19,264	17,823
Flooring impact and amounts in AOCI	(471)	(304)
Balance, including amounts in AOCI, EOP, post-flooring	18,793	17,519
Less: Reinsurance recoverables	11,191	10,294
Balance after reinsurance recoverables, including amounts in AOCI, EOP	7,602	7,225
Other businesses(3)	177	186
Total balance after reinsurance recoverables	$7,779	$7,411
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents the portion of gross assessments required to fund the future policy benefits.
(3)Reflects balance after reinsurance recoverables of $192 million and $156 million at September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
	2026	2025
Weighted-average duration of the liability in years (at original discount rate)	20	21
Weighted-average interest rate (at original discount rate)	3.33%	3.37%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from above rollforwards, Benefit Reserves, DPL, and AIR including other liabilities, gross of related reinsurance recoverable, to the total liability for Future Policy Benefits on the Company’s Consolidated Statement of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Benefit reserves, EOP, post-flooring	$166,106	$189,260
Deferred Profit Liability EOP, post-flooring	15,869	15,897
Additional insurance reserves, including amounts in AOCI, EOP, post-flooring	19,162	17,861
Subtotal of amounts disclosed above	201,137	223,018
Other Future Policy Benefits reserves(1)	48,251	49,535
Total Future Policy Benefits	$249,388	$272,553
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR in the Company’s Consolidated Statement of Operations as of the periods indicated:

	Nine Months Ended September 30, 2026
	Revenues(1)
		Individual Life	U.S. Legacy Products	Japan Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$7,297	$1,452	$0	$7,234	$438	$16,421
Deferred profit liability	206	0	0	(168)	(83)	(45)
Additional insurance reserves	151	0	1,233	153	1,541	3,078
Total	$7,654	$1,452	$1,233	$7,219	$1,896	$19,454

	Nine Months Ended September 30, 2025
	Revenues(1)
		Individual Life	U.S. Legacy Products(2)	Japan Businesses(2)	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$7,987	$1,454	$0	$8,099	$415	$17,955
Deferred profit liability	198	0	0	(517)	(75)	(394)
Additional insurance reserves	41	0	1,110	46	1,132	2,329
Total	$8,226	$1,454	$1,110	$7,628	$1,472	$19,890

	Nine Months Ended September 30, 2026
	Interest Expense
		Individual Life	U.S. Legacy Products	Japan Businesses	Other Businesses	Total
	Retirement	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$2,748	$321	$0	$2,329	$549	$5,947
Deferred profit liability	168	0	0	249	36	453
Additional insurance reserves	5	0	462	1	9	477
Total	$2,921	$321	$462	$2,579	$594	$6,877

	Nine Months Ended September 30, 2025
	Interest Expense
		Individual Life	U.S. Legacy Products(2)	Japan Businesses(2)	Other Businesses(2)	Total
	Retirement(2)	Term Life	Guaranteed Universal Life
	(in millions)
Benefit reserves	$2,697	$311	$0	$2,353	$497	$5,858
Deferred profit liability	174	0	0	237	28	439
Additional insurance reserves	1	0	427	1	13	442
Total	$2,872	$311	$427	$2,591	$538	$6,739
__________
(1)Represents gross premiums for benefit reserves, gross premiums, excluding impact of foreign currency adjustments for DPL and gross assessments for AIR.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)Prior period amounts have been updated to conform to current period presentation.

10. POLICYHOLDERS’ ACCOUNT BALANCES

The balances of and changes in policyholders’ account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2026
		Group Insurance	Individual Life	U.S. Legacy Products		Japan Businesses	Total
	Retirement	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$80,975	$4,763	$15,480	$3,715	$12,788	$60,894	$178,615
Deposits	16,981	701	1,117	84	965	6,270	26,118
Interest credited	1,752	99	303	157	284	1,797	4,392
Policy charges	(146)	(243)	(395)	(1)	(1,148)	(527)	(2,460)
Surrenders and withdrawals	(7,925)	(777)	(1,390)	(505)	(76)	(1,702)	(12,375)
Benefit payments	(645)	0	(20)	(92)	(88)	(1,660)	(2,505)
Net transfers (to) from separate account	(299)	6	679	15	0	0	401
Change in market value and other adjustments(1)	3,788	0	62	0	0	(216)	3,634
Foreign currency adjustment	(20)	0	0	0	0	56	36
Balance, end of period	$94,461	$4,549	$15,836	$3,373	$12,725	$64,912	195,856
Closed Block Division							4,185
Unearned revenue reserve, unearned expense credit, and additional interest reserve							7,307
Other(2)							(329)
Total Policyholders’ account balance							$207,019
Weighted-average crediting rate	2.66%	2.85%	2.58%	5.90%	2.97%	3.81%	3.13%
Net amount at risk(3)	$0	$74,751	$280,271	$0	$147,180	$29,370	$531,572
Cash surrender value(4)	$90,000	$3,580	$14,471	$3,044	$11,617	$57,340	$180,052

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
		Group Insurance	Individual Life(5)	U.S. Legacy Products(5)		Japan Businesses(5)	Total
	Retirement(5)	Life/Disability	Variable/Universal Life	Annuities	Guaranteed Universal Life
	($ in millions)
Balance, beginning of period	$60,869	$4,974	$14,902	$4,324	$12,694	$54,232	$151,995
Deposits	17,191	831	1,023	87	1,030	7,291	27,453
Interest credited	1,391	100	139	71	275	1,442	3,418
Policy charges	(97)	(249)	(383)	(2)	(1,154)	(448)	(2,333)
Surrenders and withdrawals	(5,448)	(1,100)	(1,290)	(548)	(85)	(1,406)	(9,877)
Benefit payments	(591)	0	(58)	(75)	(102)	(1,749)	(2,575)
Net transfers (to) from separate account	35	(20)	500	(11)	0	0	504
Change in market value and other adjustments(1)	3,069	0	567	0	0	(15)	3,621
Foreign currency adjustment	0	0	0	0	0	1,208	1,208
Balance, end of period	$76,419	$4,536	$15,400	$3,846	$12,658	$60,555	173,414
Closed Block Division							4,273
Unearned revenue reserve, unearned expense credit, and additional interest reserve							6,611
Other(2)(5)							4,359
Total Policyholders’ account balance							$188,657
Weighted-average crediting rate	2.70%	2.80%	1.22%	2.32%	2.90%	3.35%	2.80%
Net amount at risk(3)	$0	$72,911	$264,542	$0	$148,678	$30,952	$517,083
Cash surrender value(4)	$73,680	$3,700	$12,828	$3,523	$11,439	$55,414	$160,584
__________
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Includes $670 million and $5,000 million of the Full Service Retirement business’s account balances reinsured to Empower for September 30, 2026 and 2025, respectively.
(3)The net amount at risk calculation includes both general account and separate account balances.
(4)Cash surrender value represents the amount of the contractholder’s account balances distributable at the balance sheet date less certain surrender charges.
(5)Prior period amounts have been updated to conform to current period presentation.

“Policyholders’ account balances” for Retirement, Japan Businesses and Corporate and Other includes the Company’s Funding Agreement-Backed Notes (“FABN”) and Funding Agreement-Backed Commercial Paper (“FACP”) programs, which totaled $9,541 million and $8,529 million at September 30, 2026 and 2025, respectively. Under this program, which have maximum authorized amount of $15 billion of medium-term notes and $6 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by The Prudential Insurance Company of America (“PICA”). The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 5.4% and original maturities ranging from two months to ten years. Included in the amounts at September 30, 2026 and 2025 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $5,900 million and $5,182 million, respectively, and short-term note liability of $2,902 million and $3,002 million, respectively, and Retail Note liability of $765 million and $381 million, respectively.

“Policyholders’ account balances” for Retirement also includes collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) totaling $2,628 million as of both September 30, 2026 and 2025. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities of seven years.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points (“bps”), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2026
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement
Less than 1.00%	$190	$25	$53	$2,017	$2,285
1.00% - 1.99%	1,351	28	131	45	1,555
2.00% - 2.99%	199	2,590	631	11	3,431
3.00% - 4.00%	6,040	4	11	3	6,058
Greater than 4.00%	7,761	0	0	0	7,761
Total	$15,541	$2,647	$826	$2,076	$21,090
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$848	$848
1.00% - 1.99%	4	0	0	2	6
2.00% - 2.99%	37	0	0	0	37
3.00% - 4.00%	1,377	4	71	9	1,461
Greater than 4.00%	3	0	0	0	3
Total	$1,421	$4	$71	$859	$2,355
Individual Life - Variable / Universal Life
Less than 1.00%	$0	$0	$332	$0	$332
1.00% - 1.99%	566	243	0	431	1,240
2.00% - 2.99%	215	150	46	358	769
3.00% - 4.00%	2,010	319	1,116	136	3,581
Greater than 4.00%	4,768	0	0	0	4,768
Total	$7,559	$712	$1,494	$925	$10,690
U.S. Legacy Products - Annuities
Less than 1.00%	$0	$10	$600	$0	$610
1.00% - 1.99%	45	505	47	1	598
2.00% - 2.99%	433	34	8	0	475
3.00% - 4.00%	1,510	50	9	0	1,569
Greater than 4.00%	132	0	0	0	132
Total	$2,120	$599	$664	$1	$3,384
U.S. Legacy Products - Guaranteed Universal Life
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	19	0	0	3,296	3,315
2.00% - 2.99%	27	0	4,038	292	4,357
3.00% - 4.00%	2,848	1,093	658	0	4,599
Greater than 4.00%	454	0	0	0	454
Total	$3,348	$1,093	$4,696	$3,588	$12,725
Japan Businesses
Less than 1.00%	$3,186	$25	$0	$0	$3,211
1.00% - 1.99%	13,733	77	40	0	13,850
2.00% - 2.99%	7,526	273	121	21	7,941
3.00% - 4.00%	10,718	0	0	0	10,718
Greater than 4.00%	22,914	0	0	0	22,914
Total	$58,077	$375	$161	$21	$58,634

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in millions)
Retirement(2)
Less than 1.00%	$242	$5	$21	$1,248	$1,516
1.00% - 1.99%	1,933	44	181	50	2,208
2.00% - 2.99%	190	983	545	15	1,733
3.00% - 4.00%	6,854	6	11	3	6,874
Greater than 4.00%	5,481	0	0	0	5,481
Total	$14,700	$1,038	$758	$1,316	$17,812
Group Insurance - Life / Disability
Less than 1.00%	$0	$0	$0	$716	$716
1.00% - 1.99%	0	0	0	2	2
2.00% - 2.99%	43	0	0	0	43
3.00% - 4.00%	1,434	7	51	7	1,499
Greater than 4.00%	3	0	0	0	3
Total	$1,480	$7	$51	$725	$2,263
Individual Life - Variable / Universal Life(2)
Less than 1.00%	$0	$0	$0	$358	$358
1.00% - 1.99%	346	0	321	358	1,025
2.00% - 2.99%	250	136	165	264	815
3.00% - 4.00%	2,357	315	1,138	49	3,859
Greater than 4.00%	4,811	0	0	0	4,811
Total	$7,764	$451	$1,624	$1,029	$10,868
U.S. Legacy Products - Annuities(2)
Less than 1.00%	$413	$168	$352	$0	$933
1.00% - 1.99%	126	410	40	0	576
2.00% - 2.99%	456	10	4	0	470
3.00% - 4.00%	1,775	17	9	0	1,801
Greater than 4.00%	151	0	0	0	151
Total	$2,921	$605	$405	$0	$3,931
U.S. Legacy Products - Guaranteed Universal Life(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	16	0	1,745	1,298	3,059
2.00% - 2.99%	26	1,446	2,570	169	4,211
3.00% - 4.00%	3,130	1,626	164	0	4,920
Greater than 4.00%	469	0	0	0	469
Total	$3,641	$3,072	$4,479	$1,467	$12,659
Japan Businesses
Less than 1.00%	$3,826	$23	$0	$0	$3,849
1.00% - 1.99%	15,747	33	0	0	15,780
2.00% - 2.99%	7,860	280	25	0	8,165
3.00% - 4.00%	9,486	0	0	0	9,486
Greater than 4.00%	18,092	0	0	0	18,092
Total	$55,011	$336	$25	$0	$55,372
__________
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options and Japan variable products.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve (“URR”)

The balance of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2026
	Individual Life	U.S. Legacy Products	Japan Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,809	$2,047	$664	$6,520
Unearned revenue	455	183	113	751
Amortization expense	(144)	(64)	(28)	(236)
Other adjustments	(25)	0	0	(25)
Foreign currency adjustment	0	0	0	0
Balance, end of period	$4,095	$2,166	$749	7,010
Other				113
Total unearned revenue reserve balance				$7,123

	Nine Months Ended September 30, 2025(1)
	Individual Life	U.S. Legacy Products	Japan Businesses
	Variable/ Universal Life	Guaranteed Universal Life		Total
	(in millions)
Balance, beginning of period	$3,389	$1,856	$505	$5,750
Unearned revenue	447	199	145	791
Amortization expense	(133)	(57)	(21)	(211)
Other adjustments	(3)	3	0	0
Foreign currency adjustment	0	0	21	21
Balance, end of period	$3,700	$2,001	$650	6,351
Other				67
Total unearned revenue reserve balance				$6,418
__________
(1)Prior period amounts have been updated to conform to current period presentation.

11. MARKET RISK BENEFITS

The following tables show a rollforward for the lines of business that contain material MRB balances, along with a reconciliation to the Company’s total MRB balance:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$290	$2,794	$3,084
Effect of cumulative changes in NPR	(29)	506	477
Balance, BOP, before effect of changes in NPR	261	3,300	3,561
Attributed fees collected	83	664	747
Claims paid	(2)	(51)	(53)
Interest accrual	10	109	119
Actual in force different from expected	1	21	22
Effect of changes in interest rates	(211)	(1,033)	(1,244)
Effect of changes in equity markets	38	(637)	(599)
Effect of assumption update and other refinements	29	96	125
Issuances	96	8	104
Other adjustments	(4)	0	(4)
Balance, EOP, before effect of changes in NPR	301	2,477	2,778
Effect of cumulative changes in NPR	17	(399)	(382)
Balance, EOP	318	2,078	2,396
Less: Reinsured MRBs	0	877	877
Balance, EOP, net of reinsurance	$318	$1,201	1,519
Other businesses			5
Total net MRB balance			$1,524

	Nine Months Ended September 30, 2025(1)
		U.S. Legacy Products	Total
	Retirement	Annuities
	(in millions)
Balance, BOP	$91	$2,657	$2,748
Effect of cumulative changes in NPR	(16)	689	673
Balance, BOP, before effect of changes in NPR	75	3,346	3,421
Attributed fees collected	51	742	793
Claims paid	(2)	(58)	(60)
Interest accrual	6	139	145
Actual in force different from expected	4	47	51
Effect of changes in interest rates	(56)	197	141
Effect of changes in equity markets	(33)	(1,015)	(1,048)
Effect of assumption update and other refinements	137	126	263
Issuances	90	10	100
Other adjustments	21	21	42
Balance, EOP, before effect of changes in NPR	293	3,555	3,848
Effect of cumulative changes in NPR	24	(608)	(584)
Balance, EOP	317	2,947	3,264
Less: Reinsured MRBs	0	764	764
Balance, EOP, net of reinsurance	$317	$2,183	2,500
Other businesses			19
Total net MRB balance			$2,519
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

The following tables present accompanying information to the rollforward tables above.

	September 30, 2026
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(1)	$835	$9,052
Weighted-average attained age of contractholders	73	73

	September 30, 2025(2)
		U.S. Legacy Products
	Retirement	Annuities
	($ in millions)
Net amount at risk(1)	$486	$7,996
Weighted-average attained age of contractholders	69	72
__________
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.
(2)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below reconcile MRB asset and liability positions as of the following dates:

	September 30, 2026
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$55	$2,546	$1	$2,602
MRB Liabilities	373	3,747	6	4,126
Net Liability	$318	$1,201	$5	$1,524

	September 30, 2025(1)
		U.S. Legacy Products	Other Businesses	Total
	Retirement	Annuities
	(in millions)
MRB Assets	$38	$2,213	$1	$2,252
MRB Liabilities	355	4,396	20	4,771
Net Liability	$317	$2,183	$19	$2,519
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

The Japan businesses primarily use reinsurance to obtain experience with respect to certain new product offerings, provide additional capacity for growth and, to a lesser extent, mitigate mortality risk for certain protection products and for capital management purposes.

Reinsurance amounts included in the Unaudited Interim Consolidated Statements of Operations for “Premiums,” “Policy charges and fee income,” “Change in value of market risk benefits, net of related hedging gains (losses),” “Policyholders’ benefits” and “Change in estimates of liability for future policy benefits,” are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Direct premiums	$5,701	$8,063	$18,691	$19,909
Reinsurance assumed	1,825	1,825	5,434	5,176
Reinsurance ceded	(703)	(675)	(2,060)	(1,890)
Premiums	$6,823	$9,213	$22,065	$23,195

Direct policy charges and fee income	$1,262	$1,191	$3,690	$3,520
Reinsurance assumed	282	292	855	871
Reinsurance ceded	(426)	(350)	(1,048)	(852)
Policy charges and fee income	$1,118	$1,133	$3,497	$3,539

Direct change in value of market risk benefits, net of related hedging gains (losses)	$(45)	$344	$(457)	$(494)
Reinsurance assumed	50	29	79	40
Reinsurance ceded	(37)	(49)	(20)	1
Change in value of market risk benefits, net of related hedging gains (losses)	$(32)	$324	$(398)	$(453)

Direct policyholders’ benefits	$7,092	$9,396	$22,416	$23,690
Reinsurance assumed	2,184	2,130	6,540	6,174
Reinsurance ceded	(1,304)	(1,394)	(3,700)	(3,411)
Policyholders’ benefits	$7,972	$10,132	$25,256	$26,453

Direct change in estimates of liability for future policy benefits	$(177)	$164	$149	$100
Reinsurance assumed	(11)	17	60	7
Reinsurance ceded	103	115	258	(36)
Change in estimates of liability for future policy benefits	$(85)	$296	$467	$71

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables are as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables:
FLIAC	$1,337	$1,381
Prismic Re(1)	4,864	5,475
Other	325	171
Individual and group annuities	6,526	7,027
Hartford Life Business(2)	1,968	2,022
Somerset Re(3)	2,282	1,667
Wilton Re	8,258	8,013
Other	9,406	8,887
Life insurance	21,914	20,589
Other reinsurance	430	415
Total reinsurance recoverables	28,870	28,031
Deposit receivables:
Somerset Re(4)	2,623	2,491
Empower	536	2,471
Prismic Re(1)	3,607	3,684
Prismic Re International	7,354	6,422
Resolution Re(5)	2,025	849
Other	453	129
Total deposit receivables	16,598	16,046
Total reinsurance recoverables and deposit receivables(6)	$45,468	$44,077
__________
(1)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Prismic Re of $7,281 million and $7,980 million as of September 30, 2026 and December 31, 2025, respectively.
(2)The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,347 million and $1,366 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Represents reinsurance recoverables of $8,362 million and $8,192 million as of September 30, 2026 and December 31, 2025, respectively that are netted with reinsurance payables of $6,080 million and $6,525 million as of September 30, 2026 and December 31, 2025, respectively, related to the reinsurance agreement with Somerset Re in which the Company reinsured a portion of its in-force guaranteed universal life block of business under modified coinsurance.
(4)The Company has also recorded funds withheld and other payables related to the reinsurance agreement with Somerset Re of $2,646 million and $2,602 million as of September 30, 2026 and December 31, 2025, respectively.
(5)The Company has also recorded funds withheld and other payables related to the reinsurance of annuity contracts in the Retirement business with Resolution Re, Ltd. (“Resolution Re”) of $1,924 million and $851 million as of September 30, 2026 and December 31, 2025, respectively.
(6)Net of $14 million of allowance for credit losses as of both September 30, 2026 and December 31, 2025, respectively.

Excluding the reinsurance recoverables associated with the counterparties separately identified within the reinsurance recoverables table above, four major reinsurance companies account for approximately 61% of the Company’s remaining reinsurance recoverables as of September 30, 2026. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the current expected credit loss (“CECL”) allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding CECL.

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

As of September 30, 2026, the Company recognized a policyholder dividend obligation of $1,330 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of September 30, 2026 was reduced to zero. At December 31, 2025, the Company recognized a policyholder dividend obligation of $1,635 million, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $(1,064) million at December 31, 2025, respectively, with a corresponding amount reported in AOCI.

As of September 30, 2026, the Closed Block has sufficient funds to make guaranteed policy benefit payments and there is no expectation that assets outside of the Closed Block will be needed to fund future payments. The excess of Closed Block liabilities over Closed Block assets as of the end of the reporting period shown in the table below is a reasonable measure of the margin in the reported liabilities compared to best estimate liabilities assuming the current dividend scale. Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026	December 31, 2025
	(in millions)
Closed Block liabilities
Future policy benefits	$40,297	$41,484
Policyholders’ dividends payable	706	669
Policyholders’ dividend obligation	0	571
Policyholders’ account balances	4,185	4,273
Other Closed Block liabilities	3,051	3,030
Total Closed Block liabilities	48,239	50,027
Closed Block assets
Fixed maturities, available-for-sale, at fair value	26,109	28,721
Fixed maturities, trading, at fair value	574	581
Equity securities, at fair value	1,591	1,593
Commercial mortgage and other loans	7,480	7,464
Policy loans	3,109	3,217
Other invested assets	4,554	4,538
Short-term investments	307	255
Total investments	43,724	46,369
Cash and cash equivalents	453	726
Accrued investment income	399	388
Other Closed Block assets	246	279
Total Closed Block assets	44,822	47,762
Excess of reported Closed Block liabilities over Closed Block assets	3,417	2,265
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,709)	(1,230)
Allocated to policyholder dividend obligation	1,330	1,064
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,038	$2,099

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2026
(in millions)
Balance, December 31, 2025	$571
Impact from earnings allocable to policyholder dividend obligation	(305)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(266)
Balance, September 30, 2026	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues
Premiums	$376	$394	$1,204	$1,256
Net investment income	537	528	1,583	1,531
Realized investment gains (losses), net	(150)	3	(214)	(253)
Other income (loss)	(43)	132	161	289
Total Closed Block revenues	720	1,057	2,734	2,823
Benefits and Expenses
Policyholders’ benefits	514	550	1,673	1,767
Interest credited to policyholders’ account balances	28	28	83	84
Dividends to policyholders	97	399	776	776
General and administrative expenses	55	59	175	201
Total Closed Block benefits and expenses	694	1,036	2,707	2,828
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	26	21	27	(5)
Income tax expense (benefit)	4	2	(35)	(64)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$22	$19	$62	$59

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $604 million, or 17% of income (loss) before income taxes and equity in earnings of joint ventures and other operating entities, in the first nine months of 2026, compared to an income tax expense of $784 million, or 22.8%, in the first nine months of 2025. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Federal Transferable Tax Credits. In August 2022, the Inflation Reduction Act was enacted, which included provisions that allow for the transfer of certain federal clean energy tax credits (“Federal Transferable Tax Credits”). The difference between tax credits purchased and amounts paid is included as a component of the income tax provision. The Company reflected a $51 million tax benefit in the projected effective tax rate used to calculate taxes for the first nine months of 2026.

Change in Indefinite Reinvestment Assertion. During the third quarter of 2026, the Company changed its permanent reinvestment assertion related to earnings of affiliates operating in emerging markets that the Company is exiting (See Note 1 for additional information). As a result, the Company recognized $80 million of net tax expense in the third quarter of 2026, composed of a tax benefit of $31 million that was recognized discretely and a tax expense of $111 million that was included in the projected effective tax rate used to calculate taxes for the first nine months of 2026.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Tax Law Changes. In December 2023, the Government of Bermuda enacted a corporate income tax, which imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the Organization of Economic Cooperation and Development (“OECD”) Pillar Two rules. The Bermuda corporate income tax is effective for tax years beginning on January 1, 2025. The Company intends to make an election to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. Certain changes enacted in 2025 to the Bermuda corporate income tax provide for both foreign tax credits for controlled foreign company regime taxes imposed in respect of the income of Bermuda entities which may be claimed against Bermuda income tax liability as well as certain other tax credits. There is no impact on full-year projected effective tax rate in 2026 and 2025.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2026	December 31, 2025
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	849	849
Subtotal commercial paper	874	874
Current portion of long-term debt:
Senior notes	56	536
Mortgage debt	32	33
Subtotal current portion of long-term debt	88	569
Subtotal	962	1,443
Less: assets under set-off arrangements	0	0
Total short-term debt(1)	$962	$1,443
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$225	$175
Daily average commercial paper outstanding for the quarter ended	$2,267	$2,389
Weighted average maturity of outstanding commercial paper, in days	10	11
Weighted average interest rate on outstanding commercial paper	3.88%	3.72%
__________
(1)Includes Prudential Financial debt of $81 million and $561 million at September 30, 2026 and December 31, 2025, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the FHLBNY, a funding agreement facility with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), commercial paper programs and contingent financing facilities in the form of facility agreements. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2026, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information regarding these sources of liquidity, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
Fixed-rate obligations:
Surplus notes subject to set-off arrangements(1)(2)	$16,588	$15,744
Senior notes	11,054	10,823
Mortgage debt(3)	164	134
Floating-rate obligations:
Line of credit	170	255
Mortgage debt(3)	37	49
Junior subordinated notes(4)	8,343	7,595
Subtotal	36,356	34,600
Less: assets under set-off arrangements(1)	16,588	15,744
Total long-term debt(5)	$19,768	$18,856
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Amount includes $8.0 billion of surplus notes used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. See Note 12 for additional information.
(3)Includes $201 million and $184 million of debt denominated in foreign currency at September 30, 2026 and December 31, 2025, respectively.
(4)Includes Prudential Financial debt of $8,303 million and $7,555 million at September 30, 2026, and December 31, 2025, respectively. Also includes subsidiary debt of $40 million denominated in foreign currency at both September 30, 2026, and December 31, 2025.
(5)Includes Prudential Financial debt of $19,357 million and $18,378 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.

In December 2025, the Company entered into an agreement with an external counterparty that allows for the issuance by PICA of up to $750 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly-owned subsidiary of the Company. As of September 30, 2026, $292 million in principal amount of these surplus notes and credit-linked notes were outstanding. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements nor in the table above.

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

Senior Notes

In August 2024, the Company recommenced sales of InterNotes® Retail Notes under its shelf registration statement. These notes support the Company’s Retirement business through the purchase of funding agreements on which the segment will earn investment spread. As of September 30, 2026, the outstanding balance of the InterNotes® Retail Notes was $968 million of which $750 million was utilized for Retirement, as described above and $218 million were used for general corporate purposes.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$49	$47	$1	$2
Interest cost	140	142	13	13
Expected return on plan assets	(244)	(249)	(19)	(19)
Amortization of prior service cost	0	(1)	(16)	(16)
Amortization of actuarial (gain) loss, net	32	21	2	3
Settlements	(1)	0	0	0
Net periodic (benefit) cost	$(24)	$(40)	$(19)	$(17)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$147	$141	$5	$5
Interest cost	421	424	39	41
Expected return on plan assets	(734)	(747)	(56)	(55)
Amortization of prior service cost	0	(1)	(50)	(50)
Amortization of actuarial (gain) loss, net	98	63	5	8
Settlements	(2)	(1)	0	0
Net periodic (benefit) cost	$(70)	$(121)	$(57)	$(51)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2025	666.3	318.3	348.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	7.0	(7.0)
Stock-based compensation programs(1)	0.0	(2.6)	2.6
Balance, September 30, 2026	666.3	322.7	343.6
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2025, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2026 through December 31, 2026. As of September 30, 2026, 7.0 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share of Common Stock	$1.40	$1.35	$4.20	$4.05

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2026 and 2025, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2025	$(3,183)	$(18,789)	$21,039	$378	$(2,522)	$(3,077)
Change in OCI before reclassifications	(84)	(21,544)	15,421	(97)	(22)	(6,326)
Amounts reclassified from AOCI	(12)	1,806	0	0	53	1,847
Income tax benefit (expense)	(3)	4,331	(3,641)	21	(6)	702
Balance, September 30, 2026	$(3,282)	$(34,196)	$32,819	$302	$(2,497)	$(6,854)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest rate remeasurement of Liability for Future Policy Benefits	Gains (Losses) from Changes in Non-performance Risk on Market Risk Benefits	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2024	$(3,615)	$(18,687)	$17,306	$532	$(2,247)	$(6,711)
Change in OCI before reclassifications	727	152	2,901	(89)	(5)	3,686
Amounts reclassified from AOCI	(43)	630	0	0	20	607
Income tax benefit (expense)	70	172	(1,017)	19	(1)	(757)
Balance, September 30, 2025	$(2,861)	$(17,733)	$19,190	$462	$(2,233)	$(3,175)
__________
(1)Includes cash flow hedges of $(193) million and $(231) million as of September 30, 2026 and December 31, 2025, respectively, and $(161) million and $1,780 million as of September 30, 2025 and December 31, 2024, respectively, and fair value hedges of $(83) million and $(123) million as of September 30, 2026 and December 31, 2025, respectively, and $(171) million and $(64) million as of September 30, 2025 and December 31, 2024, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Unaudited Interim Consolidated Statements of Operations
	2026	2025	2026	2025
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$14	$12	$34	Realized investment gains (losses), net
Foreign currency translation adjustments	0	9	0	9	Other income (loss)
Total foreign currency translation adjustment	0	23	12	43
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(2)	(3)	(6)	(10)	(3)
Cash flow hedges—Currency	(2)	(3)	(8)	(6)	(3)
Cash flow hedges—Currency/Interest rate	96	118	304	(176)	(3)
Fair value hedges—Currency	(3)	(4)	(11)	(10)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(865)	(227)	(2,085)	(428)	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(776)	(119)	(1,806)	(630)	(4)
Amortization of defined benefit items:
Prior service cost	16	17	50	51	(5)
Actuarial gain (loss)	(34)	(24)	(103)	(71)	(5)
Total amortization of defined benefit items	(18)	(7)	(53)	(20)
Total reclassifications for the period	$(794)	$(103)	$(1,847)	$(607)
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2025	$(4)	$(26,641)	$(168)	$623	$1,064	$6,337	$(18,789)
Net investment gains (losses) on investments arising during the period	22	(22,112)				4,842	(17,248)
Reclassification adjustment for (gains) losses included in net income	(7)	1,813				(396)	1,410
Reclassification due to allowance for credit losses recorded during the period	3	(3)				0	0
Impact of net unrealized investment (gains) losses			(20)	300	266	(115)	431
Balance, September 30, 2026	$14	$(46,943)	$(188)	$923	$1,330	$10,668	$(34,196)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

18. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2026			2025
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,405			$1,483
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	17			52
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	17			15
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,371	344.5	$3.98	$1,416	351.1	$4.03
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$17			$15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	17			15
Stock options		0.1			0.0
Deferred and long-term compensation programs		1.8			1.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,371	346.4	$3.96	$1,416	353.0	$4.01

	Nine Months Ended September 30,
	2026			2025
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$3,047			$2,791
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	77			120
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	38			31
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,932	346.2	$8.47	$2,640	352.8	$7.48
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$38			$31
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	38			31
Stock options		0.1			0.1
Deferred and long-term compensation programs		1.7			1.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,932	348.0	$8.43	$2,640	354.7	$7.44

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2026 and 2025, as applicable, were based on 4.0 million and 3.8 million of such awards, respectively, and for the nine months ended September 30, 2026 and 2025, as applicable, were based on 4.1 million and 3.9 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended September 30,
	2026		2025
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.0	N/A	0.2	$108.68
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.0		0.2

	Nine Months Ended September 30,
	2026		2025
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.1	$108.68	0.2	$108.68
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.1		0.2

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

In addition, as previously announced in August 2026, the Company announced its intent to exit certain of its emerging markets businesses previously included within the International Businesses segment. As a result, effective in the third quarter of 2026, (i) the operating results of certain businesses, including its Brazil and Mexico operations, are reflected in Divested and Run-off Businesses included within Corporate and Other operations, and (ii) the former International Businesses segment has been renamed “Japan Businesses” to reflect the ongoing operations in Japan. In connection with this change, the results of the Company’s indirect 40% ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), previously included within the former International Businesses’ segment results, are now included within the Retirement segment results, reflecting the Company’s recent organizational and strategic changes.

These segment reporting changes were applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

The Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), the Japan Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as the Divested and Run-off Businesses described above. For additional information regarding these segments, see Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In addition, under U.S. GAAP, policyholder liabilities associated with fixed and variable indexed annuity products included in the Company’s Retirement segment are recorded in “Policyholders’ account balances,” and include both the contract value that has accrued to the benefit of the policyholder and the fair value of embedded derivative instruments associated with the index-linked features for these products. The change in the liability for these products is measured utilizing a valuation methodology required under U.S. GAAP and includes the fair value of all index credits for the current term and future projected renewals of the policy. For the purpose of measuring segment performance, however, adjusted operating income reflects only the change in the liability associated with the current term elected by the policyholder, which is the component of the liability the Company hedges based on current contractual index-crediting terms, and which is offset by the change in the value of the corresponding hedge assets. Adjusted operating income excludes the change in the liability associated with all future projected renewals the Company does not hedge, consistent with the Company and policyholder optionality that exists at renewal. This adjustment is included in “Realized investment gains (losses), net, and related charges and adjustments,” as listed above.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2026
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)	U.S. Legacy Products (1)	Japan Businesses	Corporate and Other(2)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$2,074	$1,400	$219	$22	$2,171	$6	$5,892	$931	$6,823
Policy charges and fee income	0	38	196	465	346	120	(16)	1,149	(31)	1,118
Net investment income	23	2,279	139	383	524	1,495	346	5,189	782	5,971
Asset management fees, commissions and other income	1,006	93	18	107	263	56	(280)	1,263	(726)	537
Total revenues	1,029	4,484	1,753	1,174	1,155	3,842	56	13,493	956	14,449
Benefits and expenses:
Policyholders' benefits	0	2,811	1,292	451	306	2,115	3	6,978
Interest credited to policyholders' account balances	0	739	35	151	64	452	2	1,443
Interest expense	17	6	3	107	185	0	239	557
Deferral of acquisition costs	0	(191)	(7)	(236)	(5)	(182)	38	(583)
Amortization of DAC	0	99	2	110	55	155	(19)	402
Operating expenses(3)	466	130	197	103	85	507	134	1,622
Variable expenses(3)	283	244	130	289	210	240	8	1,404
Other benefits and expenses(4)	0	26	0	0	2	(4)	0	24
Total benefits and expenses	766	3,864	1,652	975	902	3,283	405	11,847
Total pre-tax income	$263	$620	$101	$199	$253	$559	$(349)	$1,646	$(5)	$1,641

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(368)
Change in value of market risk benefits, net of related hedging gains (losses)								(32)
Market experience updates								104
Divested and Run-off Businesses:
Closed Block division								16
Other Divested and Run-off Businesses								279
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(5)
Other adjustments								1
Total reconciling items								(5)
Total GAAP pre-tax income(5)								$1,641

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)(6)	Group Insurance	Individual Life(1)(6)	U.S. Legacy Products (1)(6)	Japan Businesses(6)	Corporate and Other(2)(6)	Total Adjusted Operating Income(6)	Total Reconciling Items(6)	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$4,290	$1,353	$236	$18	$2,452	$0	$8,349	$864	$9,213
Policy charges and fee income	0	31	183	454	378	96	(16)	1,126	7	1,133
Net investment income	54	1,963	138	371	476	1,437	330	4,769	759	5,528
Asset management fees, commissions and other income	1,041	159	20	82	329	95	(228)	1,498	516	2,014
Total revenues	1,095	6,443	1,694	1,143	1,201	4,080	86	15,742	2,146	17,888
Benefits and expenses:
Policyholders' benefits	0	4,889	1,272	473	285	2,313	2	9,234
Interest credited to policyholders' account balances	0	559	33	153	63	390	17	1,215
Interest expense	27	7	7	104	173	(1)	212	529
Deferral of acquisition costs	0	(181)	0	(236)	(9)	(261)	35	(652)
Amortization of DAC	0	68	2	105	59	154	(14)	374
Operating expenses(3)	503	137	181	105	76	394	170	1,566
Variable expenses(3)	321	215	109	282	236	352	17	1,532
Other benefits and expenses(4)	0	112	0	4	10	(11)	0	115
Total benefits and expenses	851	5,806	1,604	990	893	3,330	439	13,913
Total pre-tax income	$244	$637	$90	$153	$308	$750	$(353)	$1,829	$(47)	$1,782

Reconciling items(6):
Realized investment gains (losses), net, and related charges and adjustments								(538)
Change in value of market risk benefits, net of related hedging gains (losses)								324
Market experience updates								(36)
Divested and Run-off Businesses:
Closed Block division								10
Other Divested and Run-off Businesses								189
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								5
Other adjustments								(1)
Total reconciling items								(47)
Total GAAP pre-tax income(5)								$1,782

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2026
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)	Group Insurance	Individual Life(1)	U.S. Legacy Products (1)	Japan Businesses	Corporate and Other(2)	Total Adjusted Operating Income	Total Reconciling Items	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$7,271	$4,150	$685	$78	$7,074	$11	$19,269	$2,796	$22,065
Policy charges and fee income	0	102	560	1,356	1,074	352	(48)	3,396	101	3,497
Net investment income	130	6,460	423	1,128	1,471	4,433	992	15,037	2,382	17,419
Asset management fees, commissions and other income	3,046	345	62	287	840	248	(797)	4,031	(1,376)	2,655
Total revenues	3,176	14,178	5,195	3,456	3,463	12,107	158	41,733	3,903	45,636
Benefits and expenses:
Policyholders’ benefits	0	9,388	3,818	1,352	962	6,534	8	22,062
Interest credited to policyholders’ account balances	0	2,077	100	461	190	1,291	8	4,127
Interest expense	66	24	12	316	538	1	671	1,628
Deferral of acquisition costs	0	(542)	(32)	(674)	(12)	(584)	103	(1,741)
Amortization of DAC	0	267	6	329	160	466	(53)	1,175
Operating expenses(3)	1,460	422	602	328	262	1,451	469	4,994
Variable expenses(3)	903	692	398	827	646	774	(17)	4,223
Other benefits and expenses(4)	0	204	(3)	3	23	231	0	458
Total benefits and expenses	2,429	12,532	4,901	2,942	2,769	10,164	1,189	36,926
Total pre-tax income	$747	$1,646	$294	$514	$694	$1,943	$(1,031)	$4,807	$(1,255)	$3,552

Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments								(1,601)
Change in value of market risk benefits, net of related hedging gains (losses)								(398)
Market experience updates								99
Divested and Run-off Businesses:
Closed Block division								(7)
Other Divested and Run-off Businesses								692
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								(37)
Other adjustments								(3)
Total reconciling items								(1,255)
Total GAAP pre-tax income(5)								$3,552

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
Select revenues and significant benefits and expenses, on an adjusted operating income basis, by segment	PGIM	Retirement (1)(6)	Group Insurance	Individual Life(1)(6)	U.S. Legacy Products (1)(6)	Japan Businesses(6)	Corporate and Other(2)(6)	Total Adjusted Operating Income(6)	Total Reconciling Items(6)	Total GAAP Revenues and Pre-tax Income
	(in millions)
Revenues:
Premiums	$0	$8,163	$4,098	$705	$53	$7,594	$(3)	$20,610	$2,585	$23,195
Policy charges and fee income	0	86	564	1,238	1,186	276	(46)	3,304	235	3,539
Net investment income	133	5,540	405	1,079	1,384	4,137	990	13,668	2,216	15,884
Asset management fees, commissions and other income	2,990	448	62	246	991	268	(799)	4,206	(1,740)	2,466
Total revenues	3,123	14,237	5,129	3,268	3,614	12,275	142	41,788	3,296	45,084
Benefits and expenses:
Policyholders’ benefits	0	10,138	3,798	1,404	874	7,072	4	23,290
Interest credited to policyholders’ account balances	0	1,545	100	442	199	1,106	41	3,433
Interest expense	72	31	17	317	507	(6)	635	1,573
Deferral of acquisition costs	0	(595)	(4)	(635)	(34)	(786)	107	(1,947)
Amortization of DAC	0	200	8	315	171	464	(45)	1,113
Operating expenses(3)	1,484	413	561	370	268	1,166	517	4,779
Variable expenses(3)	938	683	345	777	706	1,085	12	4,546
Other benefits and expenses(4)	0	210	0	(9)	0	17	0	218
Total benefits and expenses	2,494	12,625	4,825	2,981	2,691	10,118	1,271	37,005
Total pre-tax income	$629	$1,612	$304	$287	$923	$2,157	$(1,129)	$4,783	$(1,341)	$3,442

Reconciling items(6):
Realized investment gains (losses), net, and related charges and adjustments								(1,203)
Change in value of market risk benefits, net of related hedging gains (losses)								(453)
Market experience updates								45
Divested and Run-off Businesses:
Closed Block division								(30)
Other Divested and Run-off Businesses								266
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests								8
Other adjustments								26
Total reconciling items								(1,341)
Total GAAP pre-tax income(5)								$3,442
__________
(1)The Retirement, Individual Life and U.S. Legacy Products segments’ results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Corporate and Other operations, through Prudential Wealth Advisors, generates fee revenues from the sale and distribution of certain insurance, annuity and investment products offered by Prudential and third parties.
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
(4)“Other benefits and expenses” primarily includes: (i) the change in estimates of liability for future policy benefits, which can be either positive or negative, for Retirement, Individual Life, U.S. Legacy Products and Japan Businesses; (ii) dividends to policyholders for Individual Life and Japan Businesses, which are included in adjusted operating income; and (iii) dividends to policyholders in the Closed Block Division, which are not included in adjusted operating income.
(5)Reflects “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities.”
(6)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2026	December 31, 2025
	(in millions)
Assets by segment(1):
PGIM	$39,964	$39,103
U.S. Businesses:
Retirement	227,584	213,780
Group Insurance	41,094	41,292
Individual Life	92,103	87,898
U.S. Legacy Products	129,285	136,383
Total U.S. Businesses	490,066	479,353
Japan Businesses	175,425	181,370
Corporate and Other	20,790	25,819
Closed Block division	45,133	48,095
Total Assets per Unaudited Interim Consolidated Financial Statements	$771,378	$773,740
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated within consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
PGIM segment intersegment revenues	$245	$221	$721	$667

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Asset-based management fees	$884	$867	$2,623	$2,562
Performance-based incentive fees	13	8	50	40
Other fees	118	121	357	360
Total asset management and service fees	$1,015	$996	$3,030	$2,962

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

In March 2025, the Company entered into an agreement with Prismic Re International, a wholly-owned subsidiary of Prismic, to reinsure approximately $7 billion of policyholders’ account balances for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. In connection with this transaction, the Company invested an additional $103 million in Prismic. PGIM also provides investment management services on a large portion of Prismic Re International’s assets.

In October 2025, the Company entered into an agreement with Prismic Re to reinsure certain fixed annuity new business contracts issued by Pruco Life, a wholly-owned subsidiary of Prudential Financial, on or after October 1, 2025.

In April 2026, the Company entered into an agreement with Prismic Re International to reinsure certain USD-denominated whole life policies originated by the Company’s Japanese affiliates, on or after April 1, 2026.

In October 2026, the Company entered into an agreement with Prismic Re International to reinsure approximately $6 billion of policyholders’ account balances for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates.

As of September 30, 2026, the Company’s ownership in Prismic is approximately 20% and the carrying value of the Company’s investment is approximately $200 million. As the investment in Prismic is accounted for under the equity method, Prismic, Prismic Re and Prismic Re International are considered related parties. The following tables summarize the impacts to the Company’s financial statements related to the agreements that the Company entered with Prismic and its subsidiaries.

The related party balances with Prismic and its subsidiaries impacted the Company’s balance sheet as of the periods indicated as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Reinsurance recoverables and deposit receivables	$15,825	$15,581
Other assets	$159	$162
Reinsurance and funds withheld payables (includes $(224) and $194 of embedded derivatives at fair value at September 30, 2026 and December 31, 2025, respectively)	$7,281	$7,980
Accumulated other comprehensive income (loss)	$(726)	$(128)

The Company has guaranteed the obligations of Prismic and its subsidiaries on letters of credit they may obtain from third-party financial institutions to support their contractual obligations for a total amount up to $1.9 billion and $2.0 billion as of September 30, 2026 and December 31, 2025, respectively. Additionally, the Company has provided an $80 million, 10-year contingent debt facility, where the Company may be required to purchase subordinated debt from certain subsidiaries of Prismic in the event their capital ratio falls below a predetermined level. As of September 30, 2026, the Company has an unfunded capital commitment of approximately $300 million, intended to fund future transactions executed by Prismic, that is expected to be fully funded by the end of the second quarter of 2028. This commitment is part of a broader capital commitment, involving third-party investors in Prismic, and will allow the Company to retain its approximately 20% equity ownership in Prismic. See Note 21 for additional information on the Company’s guarantees and commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The related party activity with Prismic and its subsidiaries impacted the Company’s results of operations and cash flows for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Premiums	$(2)	$(3)	$3	$(19)
Asset management and service fees	18	16	52	44
Other income (loss)	68	96	264	256
Realized investment gains(losses), net	469	(225)	337	(495)
Policyholders’ benefits	(70)	(70)	(210)	(211)
Change in estimates of liability for future policy benefits	(2)	(3)	3	(20)
Amortization of deferred policy acquisition costs	(2)	(3)	(10)	(7)
General and administrative expenses	8	14	23	31
Income (loss) from related parties, before income taxes	619	(54)	850	(7)
Other comprehensive income (loss), before tax	(530)	132	(598)	99
Total comprehensive income (loss), before tax	$89	$78	$252	$92

	Nine Months Ended September 30,
	2026	2025
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	$(337)	$495
Change in:
Deferred policy acquisition costs	$(10)	$(7)
Reinsurance-related balances	$(672)	$(605)
Other, net	$(31)	$(18)
CASH FLOWS FROM INVESTING ACTIVITIES
Other, net	$17	$(64)
CASH FLOWS FROM FINANCING ACTIVITIES
Other, net	$(558)	$267

See the Unaudited Interim Consolidated Statements of Cash Flows for information regarding significant non-cash transactions with Prismic and its subsidiaries.

21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2026	December 31, 2025
	(in millions)
Total outstanding mortgage loan commitments	$2,725	$1,851
Portion of commitment where prearrangement to sell to investor exists	$523	$352

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company originates commercial mortgage loans as part of its commercial mortgage operations. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $5 million as of September 30, 2026 and December 31, 2025. The change in allowance was a decrease of $1 million and $0 million for the three and nine months ended September 30, 2026 and $0 million and $3 million for the three and nine months ended September 30, 2025.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2026	December 31, 2025
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$14,931	$13,205
Expected to be funded from separate accounts	$882	$339

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2026 or 2025. Additionally, as of September 30, 2026, the above amount includes an unfunded capital commitment of approximately $300 million, intended to fund future transactions executed by Prismic, that is expected to be fully funded by the end of the second quarter of 2028. See Note 20 for additional information regarding the related party relationship between the Company and Prismic Re.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2026	December 31, 2025
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,968	$4,459
Fair value of related collateral associated with above indemnifications(1)	$7,124	$4,558
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million related to securities repurchase transactions as of both September 30, 2026 and December 31, 2025.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	September 30, 2026	December 31, 2025
	(in millions)
Guaranteed value of third-parties’ assets	$76,716	$75,883
Fair value of collateral supporting these assets	$73,081	$73,511
Asset (liability) associated with guarantee, carried at fair value	$0	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2026	December 31, 2025
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$3,924	$3,717
First-loss exposure portion of above	$1,126	$1,068
Accrued liability associated with guarantees(1)	$17	$24
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $6 million and $11 million as of September 30, 2026 and December 31, 2025, respectively. The change in allowance was a decrease of $4 million and $5 million for the three and nine months ended September 30, 2026, and a decrease $0 million and $1 million for the three and nine months ended September 30, 2025, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $28,737 million and $28,275 million of mortgages subject to these loss-sharing arrangements as of September 30, 2026 and December 31, 2025, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2026, these mortgages had a weighted-average debt service coverage ratio of 1.89 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2025, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for either the nine months ended September 30, 2026 or 2025.

Other Guarantees

	September 30, 2026	December 31, 2025
	(in millions)
Other guarantees where amount can be determined	$289	$290
Accrued liability for other guarantees and indemnifications	$30	$31

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. This includes guarantees issued on $1.4 billion of standby committed letters of credit and $0.5 billion of standby uncommitted letters of credit that may be obtained by Prismic Re from third-party financial institutions to support collateral requirements under certain reinsurance arrangements. As of September 30, 2026, $0.1 billion letters of credit have been issued, and the likelihood of them being drawn upon is remote. The guarantees are renewable on an annual basis. The current value of the guarantees is estimated to be immaterial. See Note 20 for additional information on the related party relationship between the Company and Prismic Re and Note 12 for additional information on the Company’s reinsurance transactions.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2026, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Regulatory

Prudential of Japan Matter

In April 2026, the Company voluntarily extended the new sales suspension for an additional 180 days through November 5, 2026. In October 2026, the Japan Financial Services Agency (“FSA”) issued a business suspension order prohibiting Prudential of Japan from soliciting new business through January 31, 2027. The FSA also issued a partial business suspension order to Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), a Japanese insurance subsidiary of the Company, commencing October 13, 2026 and extending through January 31, 2027, applicable to its Life Consultant channel but not its independent agency channel. The FSA also issued business improvement orders to each of Prudential of Japan, Prudential Holdings of Japan, Inc., and Gibraltar Life, requiring each company to submit business improvement plans to the FSA by the end of November 2026 and report regularly on their progress.

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

22. SUBSEQUENT EVENTS

On October 20, 2026, the Company announced that it has entered into definitive agreements to sell 100% of the Company’s equity interests in each of Prudential do Brasil Seguros S.A. (“Prudential of Brazil”) and Prudential Seguros Mexico, S.A. de C.V. (“Prudential of Mexico”) to the CNP Assurances Group (respectively to CNP Seguradora, CNP Assurances’ Brazilian subsidiary, and to CNP Assurances Holding). The Company expects the transactions to close in 2027, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2026, compared with December 31, 2025, and its consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Company Overview

Prudential Financial, a financial services leader with approximately $1.616 trillion of assets under management as of September 30, 2026, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry. We believe we are a uniquely integrated financial services company, with a competitive position supported by our longstanding brand, broad customer relationships, global distribution capabilities, and a diversified business model that combines liability generation across retirement and protection products with asset management expertise across public and private markets. Together, these capabilities enable us to originate, manage, and allocate capital at scale, meet evolving customer and client needs, and generate earnings and cash flow across market cycles.

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

Business Segments

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

In addition, as previously announced in August 2026, the Company announced its intent to exit certain of its emerging markets businesses previously included within the International Businesses segment. As a result, effective in the third quarter of 2026, (i) the operating results of certain businesses, including its Brazil and Mexico operations, are reflected in Divested and Run-off Businesses included within Corporate and Other operations, and (ii) the former International Businesses segment has been renamed “Japan Businesses” to reflect the ongoing operations in Japan. In connection with this change, the results of the Company’s indirect 40% ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), previously included within the former International Businesses’ segment results, are now included within the Retirement segment results, reflecting the Company’s recent organizational and strategic changes.

These segment reporting changes were applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Our principal operations now consist of PGIM (our global investment management business), our U.S. Businesses (consisting of Retirement, Group Insurance, Individual Life and U.S. Legacy Products), our Japan Businesses, the Closed Block division, and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

Prudential of Japan Matter

As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan has been implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japan Financial Services Agency (“FSA”), the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the suspension of new sales at Prudential of Japan for an additional 180 days through November 5, 2026.

On October 9, 2026, the FSA issued a business suspension order prohibiting Prudential of Japan from soliciting new business through January 31, 2027. The FSA also issued a partial business suspension order to Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), a Japanese insurance subsidiary of the Company, commencing October 13, 2026 and extending through January 31, 2027, applicable to its Life Consultant channel but not its independent agency channel. The FSA also issued business improvement orders to each of Prudential of Japan, Prudential Holdings of Japan, Inc., and Gibraltar Life, requiring each company to submit business improvement plans to the FSA by the end of November 2026 and report regularly on their progress.

The suspension of sales at Prudential of Japan resulted in an estimated reduction of $375 million in Japan Businesses’ pre-tax adjusted operating income through the first nine months of 2026. We now estimate that the suspension of new sales at Prudential of Japan as extended through January 31, 2027 will result in a reduction of pre-tax adjusted operating income of approximately $500 million for 2026, inclusive of the nine month impact above, and in the range of $500 to $550 million for 2027, reflecting remediation costs associated with sustaining the business, one-time and other operating costs, and lower earnings attributable to the gradual ramp-up of new sales after sales resume.

We estimate that the partial suspension of new sales at Gibraltar Life from October 13, 2026 through January 31, 2027 will result in a reduction of Japan Businesses’ pre-tax adjusted operating income of approximately $100 million for 2026 and approximately $175 million for 2027, reflecting remediation costs associated with sustaining the business.

Should the suspension of new sales activities extend beyond January 2027, we would expect the adverse effects to our Japan Businesses’ pre-tax adjusted operating income to be greater. We do not expect a material impact to capital, Economic Solvency Ratios (“ESR”) or cash flows from these actions. It is also possible that reputational and other harm resulting from or in connection with this matter will negatively impact our other businesses in Japan. Actual results may differ materially from these preliminary expectations, as covered under “Forward-Looking Statements.”

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

	September 30, 2026	December 31, 2025
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets associated with yen-based entities(1)	$8.4	$7.5
Dual currency and synthetic dual currency investments(2)	0.2	0.3
Total foreign currency hedges	$8.6	$7.8
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $95.8 billion and $90.0 billion as of September 30, 2026 and December 31, 2025, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our Japan Businesses, and to a lesser extent, PGIM and Retirement, reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates that are predetermined during the third quarter of the prior year using forward currency exchange rates. Results of our Corporate and Other operations include differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income resulting from these intercompany arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Segment impacts of intercompany arrangements(1):
Japan Businesses	$(8)	$0	$(13)	$4
Other	(1)	1	(1)	(1)
Impact of intercompany arrangements	(9)	1	(14)	3
Corporate and Other:
Impact of intercompany arrangements	9	(1)	14	(3)
Net impact on consolidated revenues and adjusted operating income	$0	$0	$0	$0
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Impact of products denominated in non-local currencies on U.S. GAAP earnings

Our Japan insurance operations offer products denominated in local currency, as well as in non-local currencies, primarily USD-denominated products and historically Australian dollar (“AUD”)-denominated products. The non-local currency-denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency-denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings.

As a result, we implemented a structure in certain of our Japanese operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $0.8 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, less than 1% of the $0.8 billion balance as of September 30, 2026 will be recognized throughout the remainder of 2026, approximately 4% will be recognized in 2027, and the remaining balance will be recognized from 2028 through 2051.

Highly inflationary economy

Enterprise Group, our investment in Ghana, reported within Divested and Run-off Businesses in Corporate and Other operations, has historically utilized the Ghanaian cedi as its functional currency given it is the currency of the primary economic environment in which the entity operates. In the fourth quarter of 2023, Ghana experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Ghana’s economy was deemed to be highly inflationary, resulting in reporting changes effective January 1, 2024. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Ghanaian cedi) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of Enterprise Group were remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to have a material impact to our financial statements in future periods given the relative size of the investment.

Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a U.S. GAAP basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Premiums	$6,823	$9,213	$22,065	$23,195
Policy charges and fee income	1,118	1,133	3,497	3,539
Net investment income	5,971	5,528	17,419	15,884
Asset management and service fees	1,015	996	3,030	2,962
Other income (loss)	(466)	1,720	1,933	3,412
Realized investment gains (losses), net	20	(1,026)	(1,910)	(3,455)
Change in value of market risk benefits, net of related hedging gains (losses)	(32)	324	(398)	(453)
Total revenues	14,449	17,888	45,636	45,084
BENEFITS AND EXPENSES
Policyholders’ benefits	7,972	10,132	25,256	26,453
Change in estimates of liability for future policy benefits	(85)	296	467	71
Interest credited to policyholders’ account balances	1,446	1,582	4,529	3,545
Dividends to policyholders	110	416	820	820
Amortization of deferred policy acquisition costs	442	403	1,283	1,217
General and administrative expenses	2,923	3,277	9,729	9,536
Total benefits and expenses	12,808	16,106	42,084	41,642
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,641	1,782	3,552	3,442
Total income tax expense (benefit)	257	382	604	784
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURES AND OTHER OPERATING ENTITIES	1,384	1,400	2,948	2,658
Equity in earnings of joint ventures and other operating entities, net of taxes	21	83	99	133
NET INCOME (LOSS)	1,405	1,483	3,047	2,791
Less: Income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	17	52	77	120
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,388	$1,431	$2,970	$2,671

Three Month Comparison

“Net income (loss) attributable to Prudential Financial, Inc.” decreased $43 million for the third quarter of 2026 compared with the third quarter of 2025, inclusive of a $125 million favorable variance from income taxes that was primarily driven by a lower effective tax rate in the current year and the decrease in pre-tax earnings, as discussed below. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding income taxes.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” decreased $141 million, reflecting the following notable items:

“Total revenues” decreased $3,439 million, primarily due to the following:
•“Premiums” — $2,390 million unfavorable variance, primarily reflecting lower pension risk transfer premiums, with corresponding offsets in “Policyholders’ benefits”;
•“Other income (loss)” — $2,186 million unfavorable variance, primarily reflecting unfavorable changes in the market value of fixed income securities designated as trading and equity securities, as well as on assets supporting experience-rated contractholder liabilities, which are fully offset in “Interest credited to policyholders’ account balances,” and lower revenues related to certain consolidated entities, with corresponding offsets in “General and administrative expenses”;
•“Change in value of market risk benefits, net of related hedging gains (losses)” — $356 million unfavorable variance, primarily reflecting unfavorable equity market performance, partially offset by the impact of higher interest rates;

•“Realized investment gains (losses), net” — $1,046 million favorable variance, primarily reflecting the change in the fair value of embedded derivatives related to our Funds Withheld portfolios, which are offset by changes in the value of the investments in the Funds Withheld portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income,” partially offset by write-downs on fixed income securities, largely driven by intent to sell impairments in the current quarter related to a reinsurance transaction; and
•“Net investment income” — $443 million favorable variance, primarily reflecting business growth and higher reinvestment rates. See “—General Account Investments—Investment Results” for additional information.

“Total benefits and expenses” decreased $3,298 million, primarily due to the following:
•“Policyholders’ benefits” — $2,160 million favorable variance, primarily reflecting lower pension risk transfer premiums, as discussed above;
•“Change in estimates of liability for future policy benefits” — $381 million favorable variance, primarily reflecting the impact of higher interest rates on certain individual life and retirement products;
•“General and administrative expenses” — $354 million favorable variance, net of deferrals, primarily reflecting lower variable expenses related to certain consolidated entities, which are largely offset in “Other income (loss),” as discussed above, partially offset by higher operating expenses, including remediation costs associated with the Prudential of Japan matter;
•“Dividends to policyholders” — $306 million favorable variance, primarily reflecting changes in cumulative earnings in the Closed Block division. See “—Closed Block Division” for additional information; and
•“Interest credited to policyholders’ account balances” — $136 million favorable variance, primarily reflecting the impact from the changes in assets supporting experience-rated contractholder liabilities, as discussed above, partially offset by business growth. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information regarding policyholders’ account balances.

Nine Month Comparison

“Net income (loss) attributable to Prudential Financial, Inc.” increased $299 million for the first nine months of 2026 compared with the first nine months of 2025, inclusive of a $180 million favorable variance from income taxes that was primarily driven by a lower effective tax rate in the current year, partially offset by the increase in pre-tax earnings, as discussed below.

On a pre-tax basis, “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” increased $110 million, reflecting the following notable items:

“Total revenues” increased $552 million, primarily due to the following:
•“Realized investment gains (losses), net” — $1,545 million favorable variance, primarily reflecting a favorable comparative impact from our annual reviews and update of assumptions and other refinements for product-related embedded derivatives, favorable changes in the fair value of embedded derivatives related to our Funds Withheld portfolios, which are offset by changes in the value of the investments in the Funds Withheld portfolios that are primarily recorded in “Other income (loss)” or through “Other comprehensive income,” partially offset by higher losses from the sales of, and write-downs on, fixed income securities in the current year; and
•“Net investment income” — $1,535 million favorable variance, primarily reflecting business growth, higher reinvestment rates and higher prepayment fee income.
Partially offset by:
•“Other income (loss)” — $1,479 million unfavorable variance, primarily reflecting unfavorable changes in the market value of fixed income securities designated as trading, and lower revenues related to certain consolidated entities, with corresponding offsets in “General and administrative expenses,” partially offset by favorable changes on assets supporting experience-rated contractholder liabilities, which are fully offset in “Interest credited to policyholders’ account balances”; and
•“Premiums” — $1,130 million unfavorable variance, primarily reflecting lower pension risk transfer premiums and the decline of traditional life insurance business in force in Japan, both with corresponding offsets in “Policyholders’ benefits.”

“Total benefits and expenses” increased $442 million, primarily due to the following:

•“Interest credited to policyholders’ account balances” — $984 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements, as well as the impact from changes in assets supporting experience-rated contractholder liabilities, as discussed above, and business growth, primarily driven by retirement products;
•“Change in estimates of liability for future policy benefits” — $396 million unfavorable variance, primarily reflecting an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements; and
•“General and administrative expenses” — $193 million unfavorable variance, net of deferrals, primarily reflecting higher operating expenses, including remediation costs associated with the Prudential of Japan matter, as well as expenses supporting business growth, partially offset by lower variable expenses related to certain consolidated entities, which are largely offset in “Other income (loss),” as discussed above.
Partially offset by:
•“Policyholders’ benefits” — $1,197 million favorable variance, primarily reflecting lower pension risk transfer premiums and the decline of traditional life insurance business in force in Japan, as discussed above.

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

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement(1)	$(91)	$(93)
Group Insurance	28	11
Individual Life(1)	30	(26)
U.S. Legacy Products(1)	15	64
Total U.S. Businesses	(18)	(44)
Japan Businesses(1)	40	(8)
Corporate and Other	4	0
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	26	(52)
Reconciling items:
Realized investment gains (losses), net, and related charges and adjustments	(243)	146
Change in value of market risk benefits, net of related hedging gains (losses)	(81)	(263)
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses(1)	(81)	(1)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$(379)	$(170)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$263	$244	$747	$629
U.S. Businesses:
Retirement(1)	620	637	1,646	1,612
Group Insurance	101	90	294	304
Individual Life(1)	199	153	514	287
U.S. Legacy Products(1)	253	308	694	923
Total U.S. Businesses	1,173	1,188	3,148	3,126
Japan Businesses(1)	559	750	1,943	2,157
Corporate and Other(1)	(349)	(353)	(1,031)	(1,129)
Total segment adjusted operating income before income taxes	1,646	1,829	4,807	4,783
Reconciling items(1):
Realized investment gains (losses), net, and related charges and adjustments(2)	(368)	(538)	(1,601)	(1,203)
Change in value of market risk benefits, net of related hedging gains (losses)	(32)	324	(398)	(453)
Market experience updates	104	(36)	99	45
Divested and Run-off Businesses(3):
Closed Block division	16	10	(7)	(30)
Other Divested and Run-off Businesses	279	189	692	266
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests(4)	(5)	5	(37)	8
Other adjustments(5)	1	(1)	(3)	26
Consolidated income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$1,641	$1,782	$3,552	$3,442
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
(4)Equity in earnings of certain joint ventures and other operating entities is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests and redeemable noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations and represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(5)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Segment results for the period presented above reflect the following:

PGIM. Results for both the third quarter and the first nine months of 2026 increased in comparison to the prior year periods, primarily reflecting higher net asset management fees and lower operating expenses, partially offset by lower net other related revenues. Results for the first nine months of 2026 also reflect higher net service, distribution and other revenues.

Retirement. Results for the third quarter of 2026 decreased in comparison to the prior year period, primarily reflecting higher expenses, lower underwriting results, and lower earnings from joint ventures, partially offset by higher net investment spread results. Results for the first nine months of 2026 increased in comparison to the prior year period, inclusive of a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net investment spread results, partially offset by higher expenses, lower underwriting results, and lower earnings from joint ventures.

Group Insurance. Results for the third quarter of 2026 increased in comparison to the prior year period, primarily reflecting higher underwriting results in both our group life and group disability businesses, partially offset by higher expenses and lower net investment spread results. Results for the first nine months of 2026 decreased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the first nine months of 2026 decreased, primarily reflecting higher expenses and lower underwriting results in our group disability business, partially offset by higher underwriting results in our group life business and higher net investment spread results.

Individual Life. Results for the third quarter of 2026 increased in comparison to the prior year period, primarily reflecting higher underwriting results and higher net investment spread results. Results for the first nine months of 2026 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the first nine months of 2026 increased, primarily reflecting higher underwriting results and higher net investment spread results.

U.S. Legacy Products. Results for the third quarter of 2026 decreased in comparison to the prior year period, primarily driven by lower fee income, lower underwriting results, and lower net investment spread results. Results for the first nine months of 2026 decreased in comparison to the prior year period, inclusive of a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting lower fee income, lower underwriting results, and lower net investment spread results.

Japan Businesses. Results for the third quarter of 2026 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from foreign currency exchange rates, primarily reflecting ongoing impacts from the Prudential of Japan matter. Results for the first nine months of 2026 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the first nine months of 2026 decreased, primarily reflecting ongoing impacts from the Prudential of Japan matter.

Corporate and Other. Results for the third quarter of 2026 were less unfavorable in comparison to the prior year period, primarily reflecting favorable pension and employee benefits results and higher investment income results, largely offset by higher interest expense on debt and higher net charges from other corporate activities. Results for the first nine months of 2026 were less unfavorable in comparison to the prior year period, primarily reflecting lower net charges from other corporate activities.

Closed Block Division. Results for both the third quarter and the first nine months of 2026 increased in comparison to the prior year periods. Both periods reflect lower net investment activity results. Results for the third quarter of 2026 also reflect lower dividends to policyholders, driven by changes in the policyholder dividend obligation due to changes in cumulative earnings and other factors, while results for the first nine months of 2026 reflect higher net insurance activity results.

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

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and Japan Businesses segments, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single-payment products in our Individual Life and Japan Businesses segments. No other adjustments are made for limited-payment contracts.

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

Other Segment Measure Information. We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt, which are reflected in our Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated using a proportional allocation measure such as headcount, segment-level support or other financial measures.

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

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results(1):
Revenues	$1,029	$1,095	$3,176	$3,123
Expenses	766	851	2,429	2,494
Adjusted operating income	263	244	747	629
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	8	23	49	75
Other adjustments(2)	1	(1)	(3)	26
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$272	$266	$793	$730
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

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional - Third Party	$402	$395	$1,202	$1,169
Retail - Third Party	231	231	671	675
Affiliated(1)	237	218	708	653
Total asset management fees	870	844	2,581	2,497
Other related revenues by source:
Incentive fees	14	8	52	42
Transaction fees	7	4	22	16
Seed and co-investments	0	39	46	73
Commercial mortgage(2)	24	42	84	82
Total other related revenues	45	93	204	213
Service, distribution and other revenues	114	158	391	413
Total revenues	$1,029	$1,095	$3,176	$3,123
__________
(1)Includes revenues from the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(2)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

Three Month Comparison

Adjusted operating income increased $19 million, primarily reflecting:
•higher net asset management fees; and
•lower operating expenses.
These variances were partially offset by:
•lower net other related revenues.

Revenues decreased $66 million, primarily reflecting:
•lower other related revenues, primarily reflecting lower seed and co-investments revenue driven by unfavorable investment performance, and lower commercial mortgage origination revenues from lower loan production; and
•lower service, distribution and other revenues, primarily reflecting the gain on sale of our asset management business in Taiwan in the prior year, and lower revenues from certain consolidated funds (which were fully offset by lower expenses related to noncontrolling interests in these funds).
These variances were partially offset by:
•higher asset management fees, driven by higher average assets under management from the impact of equity market appreciation, and strong investment performance, partially offset by the impact of higher rates on asset values.

Expenses decreased $85 million, primarily reflecting:
•lower variable expenses, primarily driven by savings resulting from a business reorganization in the prior year, and lower revenues from certain consolidated funds, as discussed above; and
•lower operating expenses, primarily driven by charges resulting from a business reorganization in the prior year and the impact of the associated current year savings, partially offset by higher compensation expenses supporting business growth.

Nine Month Comparison

Adjusted operating income increased $118 million, primarily reflecting:
•higher net asset management fees;
•higher net service, distribution and other revenues; and
•lower operating expenses.
These variances were partially offset by:
•lower net other related revenues.

Revenues increased $53 million, primarily reflecting:
•higher asset management fees, driven by higher average assets under management from the impact of equity market appreciation, and strong investment performance, partially offset by net outflows and the impact of higher rates on asset values.
These variances were partially offset by:
•lower service, distribution and other revenues, primarily reflecting the gain on sale of our asset management business in Taiwan in the prior year and lower revenues from certain consolidated funds (which were fully offset by lower expenses related to noncontrolling interests in these funds), partially offset by higher real estate servicing fees, securities lending and interest income; and
•lower other related revenues, primarily reflecting lower seed and co-investments revenue driven by unfavorable investment performance, partially offset by higher incentive and transaction fees.

Expenses decreased $65 million, primarily reflecting:
•lower variable expenses, primarily driven by savings resulting from a business reorganization in the prior year, and lower revenues from certain consolidated funds, as discussed above; and
•lower operating expenses, primarily driven by charges resulting from a business reorganization in the prior year and the associated current year savings, partially offset by higher compensation expenses supporting business growth.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	September 30, 2026	December 31, 2025	September 30, 2025
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$226.2	$223.1	$227.7
Public credit	909.2	902.7	901.9
Private credit(2)	115.5	119.0	118.4
Real estate	134.2	134.4	133.6
Multi-asset	72.3	78.5	80.2
Other alternatives(2)	7.6	8.4	8.2
Total PGIM assets under management	$1,465.0	$1,466.1	$1,470.0

Assets under management within other reporting segments(3)	151.2	143.0	142.0
Total PFI assets under management	$1,616.2	$1,609.1	$1,612.0
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

(3)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our Japan Businesses. These assets are not directly managed by PGIM but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth assets under management by source as of the dates indicated:

	September 30, 2026	December 31, 2025	September 30, 2025
	(in billions)
Assets Under Management (at fair value):
Institutional - Third Party	$654.1	$652.0	$654.9
Retail - Third Party	282.4	267.0	265.2
Affiliated(1)	528.5	547.1	549.9
Total PGIM assets under management	$1,465.0	$1,466.1	$1,470.0

Assets under management within other reporting segments(2)	151.2	143.0	142.0
Total PFI assets under management	$1,616.2	$1,609.1	$1,612.0
__________
(1)Includes the Company’s general account assets, as well as certain separate account assets of the Company’s insurance and retirement businesses managed by PGIM.
(2)Primarily includes assets related to certain insurance and retirement products in our U.S. Businesses and Corporate and Other operations, and certain general account assets in our Japan Businesses. These assets are not directly managed by PGIM but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026
	(in billions)
Beginning assets under management	$1,491.3	$1,440.7	$1,466.1	$1,375.2	$1,470.0
Institutional third-party flows	7.7	0.3	12.4	10.5	8.0
Retail third-party flows	1.3	0.3	3.0	(2.7)	1.7
Total third-party flows	9.0	0.6	15.4	7.8	9.7
Affiliated flows(1)	(1.6)	1.8	(6.5)	2.3	(10.4)
Total net flows	7.4	2.4	8.9	10.1	(0.7)
Realizations and distributions(2)	(3.8)	(4.6)	(9.0)	(11.2)	(12.2)
Market appreciation (depreciation)(3)	(32.8)	38.0	0.3	96.5	9.9
Foreign exchange rate impact	1.8	(1.5)	(0.4)	7.0	(3.8)
Net money market activity and other increases (decreases)	1.1	(5.0)	(0.9)	(7.6)	1.8
Ending assets under management	$1,465.0	$1,470.0	$1,465.0	$1,470.0	$1,465.0
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

As of September 30, 2026, PGIM’s assets under management:
•decreased $5 billion over the trailing twelve months, primarily driven by public and private credit market depreciation, distributions and realizations, and unfavorable foreign exchange rate impacts, largely offset by equity market appreciation and strong investment performance.
•decreased $1 billion in comparison to the prior year end, primarily driven by public and private credit market depreciation, and realizations and distributions, largely offset by equity market appreciation, strong investment performance, and net inflows.

The following table sets forth additional information for “total net flows” as seen above, by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026
	(in billions)
Net flows by asset class:
Public equity	$(5.6)	$(8.2)	$(17.7)	$(11.0)	$(24.6)
Public credit	16.3	11.3	34.2	22.7	33.8
Private credit	(0.4)	1.2	1.2	5.2	1.3
Real estate	0.5	1.1	2.2	3.2	3.2
Multi-asset	(3.5)	(3.9)	(10.7)	(11.1)	(14.3)
Other alternatives	0.1	0.9	(0.3)	1.1	(0.1)
Total net flows	$7.4	$2.4	$8.9	$10.1	$(0.7)

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are primarily included in “Real estate,” “Private credit,” and “Other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2026, these asset classes decreased $4.5 billion compared to December 31, 2025, primarily reflecting credit market depreciation, and realizations and distributions, partially offset by net inflows across the real estate and private credit asset classes.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial mortgage loans originated and sold to third-party investors. PGIM continues to service these loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in billions)
Private capital deployed:
Real estate debt and equity	$6.4	$7.5	$21.4	$18.6
Private credit and equity	7.3	6.8	26.0	18.1
Total private capital deployed	$13.7	$14.3	$47.4	$36.7

Seed and Co-Investments

As of September 30, 2026 and December 31, 2025, PGIM had approximately $869 million and $1,155 million of seed investments and $621 million and $375 million of co-investments at carrying value, respectively, primarily consisting of public and private credit, public equity, real estate investments, and other alternatives.

Retirement

Business Updates

•In August 2026, the Company entered into an agreement to become a minority investor in a new U.K.-based joint venture sponsored by Standard Life, which is expected to expand the Company’s presence in the U.K. bulk pension annuity market. This transaction, subject to customary approvals, is expected to close in the first half of 2027.

•As discussed in “—Company Overview” above, effective in the third quarter of 2026, the results of the Company’s indirect 40% ownership interest in AFP Habitat, previously included in the former International Businesses’ segment results, are now included within the Retirement segment results, reflecting the Company’s recent organizational and strategic changes. This change has been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

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

Subsequent to this transfer, the remaining blocks of business in the former Individual Retirement Strategies segment, consisting primarily of indexed-variable annuity and fixed annuity products, were combined with the products included in the former Institutional Retirement Strategies segment into a new reportable segment named “Retirement.” These changes were applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$4,484	$6,443	$14,178	$14,237
Benefits and expenses	3,864	5,806	12,532	12,625
Adjusted operating income	620	637	1,646	1,612
Realized investment gains (losses), net, and related charges and adjustments	147	(353)	(4)	(903)
Change in value of market risk benefits, net of related hedging gains (losses)	68	250	44	77
Market experience updates	2	(3)	(2)	(10)
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	(16)	(38)	(81)	(89)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$821	$493	$1,603	$687

Three Month Comparison

Adjusted operating income decreased $17 million, primarily reflecting:
•higher variable expenses, including amortization costs, primarily driven by business growth;
•lower underwriting results, primarily reflecting unfavorable mortality experience and the net run-off of the pension risk transfer business; and
•lower earnings from joint ventures.
These variances were partially offset by:
•higher net investment spread results, driven by growth in retail annuities and higher prepayment fee income.

Revenues decreased $1,959 million, primarily reflecting:
•lower premiums, primarily driven by the absence of a significant pension risk transfer sale that occurred in the prior year period, with corresponding offsets in policyholders’ benefits, as discussed below.
This variance was partially offset by:
•higher net investment income, driven by growth in retail annuities and higher prepayment fee income.

Benefits and expenses decreased $1,942 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, related to the lower pension risk transfer premiums discussed above.
This variance was partially offset by:
•higher interest credited to policyholders’ account balances, primarily driven by growth of retail annuities.

Nine Month Comparison

Adjusted operating income increased $34 million, including a less unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a net charge from this update of $91 million driven by unfavorable impacts related to mortality assumption updates on pension risk transfer transactions, while 2025 included a net charge of $93 million, mainly due to the establishment of reserves for certain fixed annuity products.
Excluding this item, adjusted operating income increased $32 million, primarily reflecting:
•higher net investment spread results, driven by growth in retail annuities and higher prepayment fee income.
This variance was partially offset by:
•higher variable expenses, including amortization costs, primarily driven by business growth;
•lower underwriting results, primarily reflecting unfavorable mortality experience and the net run-off of the pension risk transfer business; and
•lower earnings from joint ventures.

Revenues decreased $59 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $17 million, primarily reflecting:
•lower premiums, primarily driven by lower pension risk transfer and structured settlement sales, with corresponding offsets in policyholders’ benefits, as discussed below.
This variance was partially offset by:
•higher net investment income, driven by growth in retail annuities and higher prepayment fee income.

Benefits and expenses decreased $93 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $49 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, related to the lower pension risk transfer and structured settlement premiums, as discussed above.
This variance was partially offset by:

•higher interest credited to policyholders’ account balances, driven by growth of retail annuities; and
•higher general and administrative expenses, including amortization costs, due to business growth.

Account Values

Account values are a significant driver of our operating results and are primarily driven by net flows and the impact of market changes. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. The income we earn from most of our fee-based products varies with the level of fee-based account values, as many policy fees are determined by these values.

The following tables set forth account value information for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive our revenue. For additional information regarding internally-managed balances, see “—PGIM.”

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026
	(in millions)
Beginning account value, gross(1)	$376,679	$359,635	$370,038	$333,243	$365,143
Sales and additions	8,194	9,730	22,410	32,243	29,670
Withdrawals and benefits	(9,170)	(7,223)	(23,854)	(20,703)	(31,536)
Net flows	(976)	2,507	(1,444)	11,540	(1,866)
Change in market value, interest credited, and policy charges	2,594	6,207	11,140	13,359	15,330
Other(2)	(176)	(3,206)	(1,613)	7,001	(486)
Ending account value, gross	378,121	365,143	378,121	365,143	378,121
Reinsurance ceded	(14,464)	(11,987)	(14,464)	(11,987)	(14,464)
Ending account value, net	$363,657	$353,156	$363,657	$353,156	$363,657

Amounts included in “Ending account value, net” above:
Retail annuities(3)	$68,366	$54,553
Longevity reinsurance(4)	120,348	122,682
Fee-based stable value	67,464	67,727
Pension risk transfer and other products(5)(6)	107,479	108,194
Total	$363,657	$353,156

Amounts included in “Sales and additions” above:
Retail annuities(3)	$3,882	$3,377	$10,751	$9,985	$14,325
Longevity reinsurance(4)	554	1,476	1,688	11,979	1,768
Fee-based stable value	2,170	551	4,198	2,680	5,284
Pension risk transfer and other products(5)(6)	1,588	4,326	5,773	7,599	8,293
Total	$8,194	$9,730	$22,410	$32,243	$29,670
__________
(1)Beginning account values, net of reinsurance ceded, were $362,730 million and $348,056 million for the three months ended September 30, 2026 and 2025, respectively, $357,150 million and $321,477 million for the nine months ended September 30, 2026 and 2025, respectively, and $353,156 million for the twelve months ended September 30, 2026.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2026 and 2025, “Other” activity also includes $711 million in receipts offset by $921 million in payments and $940 million in receipts offset by $767 million in payments, respectively, and for the nine months ended September 30, 2026 and 2025, includes $2,683 million in receipts offset by $2,748 million in payments and $2,991 million in receipts offset by $2,849 million in payments, respectively, related to funding agreements backed by commercial paper that typically have maturities of less than 90 days.
(3)Primarily includes FlexGuard suite and fixed annuity products.
(4)Represents notional amounts based on present value of future benefits under longevity reinsurance contracts.

(5)Account values for pension risk transfers are calculated as the present value of future benefits. Additions for pension risk transfers are calculated on premiums received.
(6)Includes spread-based stable value, structured settlements and funding agreement-backed notes.

Sales and additions for the three months ended September 30, 2026 decreased in comparison to the prior year period, primarily reflecting:
•significant pension risk transfer and longevity reinsurance sales in the prior year period; and
•lower sales of funding agreement-backed notes.
These variances were partially offset by:
•higher sales of fee-based stable value products; and
•higher sales of retail annuities.

Sales and additions for the nine months ended September 30, 2026 decreased in comparison to the prior year period, primarily reflecting:
•significant longevity reinsurance and pension risk transfer sales in the prior year period;
•lower sales of funding agreement-backed notes; and
•lower sales of structured settlement products.
These variances were partially offset by:
•higher sales of fee-based stable value products; and
•higher sales of retail annuities.

The increase in net account values for the three months ended September 30, 2026 primarily reflects:
•an increase in the interest credited to customer funds and market value of assets.
This variance was partially offset by:
•net outflows, primarily driven by pension risk transfer and longevity reinsurance products, partially offset by net inflows of retail annuities; and
•an increase in reinsurance ceded.

The increase in net account values for the nine and twelve months ended September 30, 2026 primarily reflects:
•an increase in the interest credited to customer funds and market value of assets.
This variance was partially offset by:
•an increase in reinsurance ceded and the negative impact of foreign exchange rate changes; and
•net outflows, primarily driven by pension risk transfer and longevity reinsurance products, partially offset by net inflows of retail annuities.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative expense ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
Operating results:
Revenues	$1,753	$1,694	$5,195	$5,129
Benefits and expenses	1,652	1,604	4,901	4,825
Adjusted operating income	101	90	294	304
Realized investment gains (losses), net, and related charges and adjustments	(28)	4	(38)	(45)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$73	$94	$256	$259
Benefits ratios(1)(2)(3):
Group life	81.1%	84.1%	81.2%	84.6%
Group disability	80.6%	79.7%	80.6%	73.4%
Total Group Insurance	81.0%	82.8%	81.0%	81.5%
Administrative expense ratios(2)(4):
Group life	10.9%	10.5%	11.2%	10.9%
Group disability	24.5%	24.0%	24.8%	24.9%
Total Group Insurance	15.0%	14.2%	15.3%	14.7%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)The benefits and administrative expense ratios are measures used to evaluate profitability and efficiency.
(3)Benefits ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 82.8%, 79.2% and 81.7% for the nine months ended September 30, 2026, respectively; and 84.8%, 73.6% and 81.7% for the nine months ended September 30, 2025, respectively.
(4)Ratio of operating and variable expenses (excluding commissions) to net premiums plus policy charges and fee income, excluding third-party administrator pass-through fees and expenses.

Three Month Comparison

Adjusted operating income increased $11 million, primarily reflecting:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts; and
•higher underwriting results in our group disability business, primarily driven by positive impacts from long-term disability claim resolutions and a reserve refinement.
These variances were partially offset by:
•higher operating and variable expenses, largely supporting business growth; and
•lower net investment spread results, primarily driven by lower income from non-coupon investments.

Revenues increased $59 million, primarily reflecting:
•higher premiums, primarily driven by business growth in our group disability business.

Benefits and expenses increased $48 million, primarily reflecting:
•higher general and administrative expenses, largely supporting business growth; and

•higher policyholders’ benefits, including changes in reserves, driven by business growth and less favorable claims experience on short-term disability contracts, partially offset by more favorable mortality experience on group life contracts and a positive impact from a long-term disability reserve refinement.

Nine Month Comparison

Adjusted operating income decreased $10 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 and 2025 included net benefits from this update of $28 million and $11 million, respectively.
Excluding this item, adjusted operating income decreased $27 million, primarily reflecting:
•higher operating and variable expenses, largely supporting business growth; and
•lower underwriting results in our group disability business, primarily driven by less favorable claims experience on long-term disability contracts.
These variances were partially offset by:
•higher underwriting results in our group life business, driven by more favorable mortality experience on non-experience-rated contracts, partially offset by a positive impact in the prior year period from a reserve refinement for certain experience-rated contracts; and
•higher net investment spread results, primarily driven by higher reinvestment rates.

Revenues increased $66 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $88 million, primarily reflecting:
•higher premiums, primarily driven by business growth in our group disability business, partially offset by lower sales in our group life business and the absence of a positive reserve refinement for certain experience-rated contracts in the prior year period; and
•higher net investment income, primarily driven by higher reinvestment rates.

Benefits and expenses increased $76 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $115 million, primarily reflecting:
•higher general and administrative expenses, largely supporting business growth; and
•higher policyholders’ benefits, including changes in reserves, driven by business growth and less favorable claims experience on both long-term and short-term disability contracts, partially offset by more favorable mortality experience on group life contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Annualized new business premiums(1):
Group life	$47	$36	$275	$296
Group disability	36	42	407	259
Total	$83	$78	$682	$555
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2026 increased $5 million, primarily reflecting:

•higher sales in the National market segment in our group life business; and
•higher sales in the Premier market segment in our group disability business, primarily driven by medical stop loss sales
These variances were partially offset by:
•lower sales in the National market segment in our group disability business.

Total annualized new business premiums for the nine months ended September 30, 2026 increased $127 million, primarily reflecting:
•higher sales in the Premier and National market segments in our group disability business, including higher medical stop loss and supplemental health product sales.
This variance was partially offset by:
•lower sales in the Premier and National market segments in our group life business.

Individual Life

Business Update

•Effective January 1, 2026, guaranteed universal life policies previously included in the Individual Life segment were transferred into a new reportable segment named “U.S. Legacy Products.” See “—U.S. Legacy Products” below for the operating results and additional information regarding this new segment. This change was applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$1,174	$1,143	$3,456	$3,268
Benefits and expenses	975	990	2,942	2,981
Adjusted operating income	199	153	514	287
Realized investment gains (losses), net, and related charges and adjustments	(180)	(52)	(341)	(143)
Market experience updates	(3)	(13)	(11)	(14)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$16	$88	$162	$130

Three Month Comparison

Adjusted operating income increased $46 million, primarily reflecting:
•higher underwriting results, driven by a positive impact from more favorable reserve refinements in the current quarter and favorable mortality experience; and
•higher net investment spread results, driven by higher reinvestment rates, partially offset by lower income from non-coupon investments.

Revenues increased $31 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates, partially offset by lower income from non-coupon investments;
•higher policy charges and fee income, driven by a positive impact from reserve refinements; and
•higher asset management and service fees, driven by higher separate account values reflecting favorable equity market performance and business growth.
These variances were partially offset by:
•lower premiums, driven by higher ceded reinsurance premiums with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses decreased $15 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves, driven by favorable mortality experience and lower premiums as discussed above.
This variance was partially offset by:
•higher general and administrative expenses, largely supporting business growth.

Nine Month Comparison

Adjusted operating income increased $227 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a net benefit of $30 million, while 2025 included a net charge of $26 million.
Excluding this item, adjusted operating income increased $171 million, primarily reflecting:
•higher underwriting results, driven by favorable mortality experience; and
•higher net investment spread results, driven by higher reinvestment rates, partially offset by lower income from non-coupon investments.

Revenues increased $188 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $113 million, primarily reflecting:
•higher net investment income, driven by higher reinvestment rates, partially offset by lower income from non-coupon investments; and
•higher policy charges and fee income, as well as higher asset management and service fees, driven by higher separate account values reflecting favorable equity market performance and business growth.

Benefits and expenses decreased $39 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $58 million, primarily reflecting:
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

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Prudential Wealth Advisors	Third Party	Total	Prudential Wealth Advisors	Third Party	Total
	(in millions)
Variable Life	$47	$116	$163	$44	$142	$186
Term Life	4	37	41	4	33	37
Universal Life	1	25	26	0	24	24
Total	$52	$178	$230	$48	$199	$247

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Prudential Wealth Advisors	Third Party	Total	Prudential Wealth Advisors	Third Party	Total
	(in millions)
Variable Life	$131	$403	$534	$115	$385	$500
Term Life	12	109	121	12	96	108
Universal Life	3	60	63	2	58	60
Total	$146	$572	$718	$129	$539	$668
Total annualized new business premiums for the three months ended September 30, 2026 decreased $17 million, primarily reflecting:
•lower third-party variable life sales, partially offset by higher term life sales.

Total annualized new business premiums for the nine months ended September 30, 2026 increased $50 million, primarily reflecting:
•higher third-party sales across all products; and
•higher Prudential Wealth Advisors variable life sales.

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

Operating Results

The following table sets forth U.S. Legacy Products’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$1,155	$1,201	$3,463	$3,614
Benefits and expenses	902	893	2,769	2,691
Adjusted operating income	253	308	694	923
Realized investment gains (losses), net, and related charges and adjustments	(127)	(126)	(326)	(118)
Change in value of market risk benefits, net of related hedging gains (losses)	(103)	70	(450)	(543)
Market experience updates	10	(12)	15	(1)
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$33	$240	$(67)	$261

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

Three Month Comparison

Adjusted operating income decreased $55 million, primarily reflecting:
•lower fee income, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance;
•lower underwriting results, primarily driven by reserve growth and less favorable mortality experience on guaranteed universal life policies; and
•lower net investment spread results, driven by the impact of lower average short-term interest rates on income from collateral posted to counterparties, partially offset by higher income on non-coupon investments.

Revenues decreased $46 million, primarily reflecting:
•lower policy charges and fee income, as well as lower asset management and service fees, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower other income, primarily driven by the impact of lower average short-term interest rates on income from collateral posted to counterparties.
These variances were partially offset by:
•higher net investment income, driven by higher income on non-coupon investments and higher reinvestment rates.

Benefits and expenses increased $9 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, primarily driven by reserve growth on guaranteed universal life policies; and
•higher interest expense reflecting higher financing costs.
These variances were partially offset by:
•lower general and administrative expenses; and
•favorable changes in estimates of the liability for future policy benefits.

Nine Month Comparison

Adjusted operating income decreased $229 million, including a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 included a $15 million net benefit from this update, while results for 2025 included a net benefit of $64 million primarily driven by updates to mortality assumptions for guaranteed universal life policies.
Excluding this item, adjusted operating income decreased $180 million, primarily reflecting:
•lower fee income, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance;
•lower underwriting results, primarily driven by reserve growth and unfavorable mortality experience on guaranteed universal life policies; and
•lower net investment spread results, driven by the impact of lower average short-term interest rates on income from collateral posted to counterparties, and lower income on non-coupon investments, partially offset by higher reinvestment rates.

Revenues decreased $151 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $127 million, primarily reflecting:
•lower policy charges and fee income, as well as lower asset management and service fees, due to lower average separate account values driven by net outflows from the run-off of the variable annuity block, partially offset by favorable equity market performance; and
•lower other income, driven by the impact of lower average short-term interest rates on income from collateral posted to counterparties.
These variances were partially offset by:
•higher net investment income, primarily driven by higher reinvestment rates.

Benefits and expenses increased $78 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $53 million, primarily reflecting:
•higher policyholders’ benefits, including changes in reserves, primarily driven by unfavorable mortality experience and reserve growth on guaranteed universal life policies; and
•higher interest expense reflecting higher financing costs.
These variances were partially offset by:
•lower general and administrative expenses; and
•favorable changes in estimates of the liability for future policy benefits.

Account Values

The following table sets forth the segment’s annuities account value information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026
	(in millions)
Annuities Account Value(1):
Beginning account value, gross(2)	$83,455	$90,263	$87,203	$93,598	$90,034
Premiums and deposits(3)	5	4	15	18	21
Full surrenders and death benefits	(2,466)	(2,633)	(7,504)	(7,280)	(10,080)
Premiums and deposits, net of full surrenders and death benefits	(2,461)	(2,629)	(7,489)	(7,262)	(10,059)
Partial withdrawals and other benefit payments	(913)	(1,049)	(2,978)	(3,266)	(4,206)
Net flows	(3,374)	(3,678)	(10,467)	(10,528)	(14,265)
Change in market value, interest credited, and other activity	(1,213)	3,935	2,991	8,405	4,424
Policy charges	(415)	(486)	(1,274)	(1,441)	(1,740)
Ending account value, gross	78,453	90,034	78,453	90,034	78,453
Reinsurance ceded	(6,633)	(8,315)	(6,633)	(8,315)	(6,633)
Ending account value, net	$71,820	$81,719	$71,820	$81,719	$71,820
__________
(1)Represents discontinued annuities and guaranteed living benefits in the general account and separate accounts. Includes alliance deposits and supplementary contracts.
(2)Beginning account values, net of reinsurance ceded, were $76,094 million and $81,870 million for the three months ended September 30, 2026 and 2025, respectively, $79,249 million and $84,834 million for the nine months ended September 30, 2026 and 2025, respectively, and $81,719 million for the twelve months ended September 30, 2026.
(3)Represents renewal premiums or additional deposits on existing policies/contracts.

The decrease in annuities net account values for the three months ended September 30, 2026 primarily reflects:
•net outflows from the run-off of the variable annuity block; and
•market value depreciation.

The decrease in annuities net account values for the nine and twelve months ended September 30, 2026 primarily reflects:
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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	September 30, 2026		December 31, 2025		September 30, 2025
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$54,567	70%	$60,491	70%	$62,371	70%
ALM strategy only(3)	1,498	2%	1,650	2%	1,714	2%
Automatic rebalancing only	58	0%	63	0%	64	0%
External reinsurance(4)	8,020	10%	9,582	11%	10,028	11%
PDI	1,031	1%	1,232	1%	1,283	1%
Other products	908	1%	1,008	1%	1,034	1%
Total living benefit/GMDB features	66,082		74,026		76,494
GMDB features and other(5)	12,371	16%	13,177	15%	13,540	15%
Total annuity account value	$78,453		$87,203		$90,034
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

Japan Businesses

In August 2026, the Company announced its intent to exit certain of its emerging markets businesses previously included within the International Businesses segment. As a result, effective in the third quarter of 2026, (i) the operating results of certain businesses, including its Brazil and Mexico operations, are reflected in Divested and Run-off Businesses included within Corporate and Other operations, and (ii) the former International Businesses segment has been renamed “Japan Businesses.” In connection with this change, the results of the Company’s indirect 40% ownership interest in AFP Habitat, previously included within the International Businesses’ segment results, are now included within the Retirement segment results, reflecting the Company’s recent organizational and strategic changes. These changes have been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Business Updates

•As previously disclosed, in January 2026, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), a Japanese insurance subsidiary of the Company, reported the findings of its internal investigation into incidents of misconduct involving certain employees of Prudential of Japan. In response to these findings, Prudential of Japan has been implementing a series of actions which include strengthening oversight of sales practices, governance and risk management, as well as leadership changes. Moreover, in February 2026, following discussions with the Japanese regulator, the Company voluntarily suspended new sales activity at Prudential of Japan for a 90-day period commencing February 9, 2026. In April 2026, the Company announced the voluntary extension of the new sales suspension for an additional 180 days through November 5, 2026, and in October 2026, pursuant to a business suspension order issued by the FSA, announced that the suspension of new sales will continue through January 2027, and will also include a partial suspension of new sales at Gibraltar Life. See “—Company Overview” above for additional information including the estimated impacts resulting from these actions.

•In October 2026, the Company entered into an agreement with Prismic Life Reinsurance International, Ltd. (“Prismic Re International”), a wholly-owned subsidiary of Prismic, to reinsure approximately $6 billion of policyholders’ account balances for certain USD-denominated Japanese whole life policies originated by the Company’s Japanese affiliates. This follows an initial transaction in March 2025 that reinsured approximately $7 billion of policyholders’ account balances.

Operating Results

The results of our Japan Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the Japan Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year-over-year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 147 yen per USD. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the Japan Businesses’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Revenues	$3,842	$4,080	$12,107	$12,275
Benefits and expenses	3,283	3,330	10,164	10,118
Adjusted operating income	559	750	1,943	2,157
Realized investment gains (losses), net, and related charges and adjustments	(359)	109	(1,015)	257
Change in value of market risk benefits, net of related hedging gains (losses)	3	4	8	13
Market experience updates	95	(9)	95	66
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	1	1	2	1
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$299	$855	$1,033	$2,494

Three Month Comparison

Adjusted operating income decreased $191 million, including an unfavorable comparative net impact of $1 million from foreign currency fluctuations.
Excluding this item, adjusted operating income decreased $190 million, primarily reflecting:
•higher expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, as discussed above;
•lower underwriting results, driven by impacts from the Prudential of Japan matter, including the suspension of sales and surrenders, partially offset by growth in retirement and savings products; and
•lower net investment spread results, driven by lower income from non-coupon investments.

Revenue decreased $238 million, including an unfavorable comparative net impact of $105 million from foreign currency fluctuations.
Excluding this item, revenue decreased $133 million, primarily reflecting:
•lower premiums attributable to the decline of traditional life insurance business in force and the impact of the sales suspension related to the Prudential of Japan matter; and
•lower income from non-coupon investments;
These variances were partially offset by:
•higher net investment income, driven by higher reinvestment rates and portfolio growth from retirement and savings products; and
•higher policy charges and fee income, driven by growth in retirement and savings products, and higher surrender charges.

Benefits and expenses decreased $47 million, including a favorable comparative net impact of $104 million from foreign currency fluctuations.
Excluding this item, benefits and expenses increased $57 million, primarily reflecting:
•higher general and administrative expenses, primarily driven by remediation costs associated with the Prudential of Japan matter;
•higher interest credited to policyholders’ account balances, reflecting growth in retirement and savings products; and
•unfavorable changes in estimates of the liability for future policy benefits, reflecting higher surrenders.
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force, including the suspension of sales and surrenders related to the Prudential of Japan matter.

Nine Month Comparison

Adjusted operating income decreased $214 million, including an unfavorable comparative net impact of $3 million from foreign currency fluctuations, and a favorable comparative net impact of $48 million from our annual reviews and update of assumptions and other refinements. Results for 2026 included a net benefit of $40 million, driven by impacts related to assumptions for mortality, morbidity and policyholder behavior, while 2025 included a net charge of $8 million.
Excluding these items, adjusted operating income decreased $259 million, primarily reflecting:
•higher expenses, primarily driven by remediation costs associated with the Prudential of Japan matter, as discussed above; and
•lower underwriting results, driven by impacts from the Prudential of Japan matter, including the suspension of sales and surrenders, partially offset by growth in retirement and savings products.
These variances were partially offset by:
•higher net investment spread results, driven by higher reinvestment rates, portfolio growth from retirement and savings products, and higher prepayment fee income, as well as higher income from non-coupon investments; and
•higher surrender charges, including the elevated impacts from the Prudential of Japan matter.

Revenue decreased $168 million, including an unfavorable comparative net impact of $285 million from foreign currency fluctuations and a favorable comparative net impact of $206 million from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding these items, revenue decreased $89 million, primarily reflecting:
•lower premiums attributable to the decline of traditional life insurance business in force and the impact of the sales suspension related to the Prudential of Japan matter.
This variance was partially offset by:
•higher net investment income, driven by higher reinvestment rates, portfolio growth from retirement and savings products, and higher prepayment fee income;
•higher income from non-coupon investments; and
•higher policy charges and fee income, driven by growth in retirement and savings products and higher surrender charges.

Benefits and expenses increased $46 million, including a favorable comparative net impact of $282 million from foreign currency fluctuations and an unfavorable comparative net income of $158 million from our annual reviews and update of assumptions and other refinements, as discussed above.
Excluding these items, benefits and expenses increased $170 million, primarily reflecting:
•higher general and administrative expenses, driven by remediation costs associated with the Prudential of Japan matter;
•higher interest credited to policyholders’ account balances, reflecting growth in retirement and savings products; and
•unfavorable changes in estimates of the liability for future policy benefits, reflecting higher surrenders.
These variances were partially offset by:
•lower policyholders’ benefits, including changes in reserves, due to the decline of traditional life insurance business in force, including the suspension of sales and elevated surrenders related to the Prudential of Japan matter.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(1)	2025	2026(1)	2025
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis	$287	$453	$873	$1,384
On a constant exchange rate basis	$291	$454	$888	$1,387
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

Our diverse product portfolio, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics. We regularly examine our product offerings and their related profitability and reprice or discontinue sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in higher sales of products denominated in USD relative to products denominated in other currencies; however, more recently we have experienced an increase in sales of our yen-denominated product offerings as a result of growing demand for these products.

The tables below present annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended September 30, 2026(1)					Three Months Ended September 30, 2025
	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total
	(in millions)
Life Planner	$2	$0	$7	$0	$9	$58	$9	$62	$45	$174
Life Consultants	19	4	23	81	127	24	5	25	84	138
Banks	2	0	0	61	63	4	0	0	78	82
Independent Agency and Other	5	2	11	74	92	10	4	20	26	60
Total	$28	$6	$41	$216	$291	$96	$18	$107	$233	$454

	Nine Months Ended September 30, 2026(1)					Nine Months Ended September 30, 2025
	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total	Life	Accident & Health	Retirement (2)	Investment Contracts (3)	Total
	(in millions)
Life Planner	$42	$7	$62	$26	$137	$182	$25	$198	$158	$563
Life Consultants	55	11	62	216	344	67	13	63	276	419
Banks	5	0	0	164	169	9	0	0	213	222
Independent Agency and Other	25	7	39	167	238	25	13	59	86	183
Total	$127	$25	$163	$573	$888	$283	$51	$320	$733	$1,387
__________
(1)2026 results reflect the impact of the sales suspension resulting from the Prudential of Japan matter.
(2)Includes retirement income, endowment and savings variable life.
(3)Includes single-payment market value adjusted investment contracts, single-payment whole life products and recurring-payment annuity products.

Annualized new business premiums for the three months ended September 30, 2026, on a constant exchange rate basis, decreased $163 million:
•Life Planner sales decreased $165 million, driven by lower sales across all products resulting from the sales suspension at Prudential of Japan, as discussed above;
•Bank channel sales decreased $19 million, primarily driven by lower investment contract product sales;
•Life Consultant sales decreased $11 million, primarily driven by lower life and investment contract product sales; and
•Independent Agency and Other sales increased $32 million, driven by higher investment contract product sales, partially offset by lower retirement and life product sales.

Annualized new business premiums for the nine months ended September 30, 2026, on a constant exchange rate basis, decreased $499 million:
•Life Planner sales decreased $426 million, driven by lower sales across all products resulting from the sales suspension at Prudential of Japan, as discussed above;
•Life Consultant decreased $75 million, primarily driven by lower investment contract and life product sales;
•Bank channel sales decreased $53 million, primarily driven by lower investment contract product sales; and
•Independent Agency and Other sales increased $55 million, driven by higher investment contract product sales, partially offset by lower retirement and accident and health product sales.

Corporate and Other

Business Updates

As previously announced in August 2026, the Company made the strategic decision to exit certain of its emerging markets businesses previously included within the former International Businesses segment. As a result, effective in the third quarter of 2026, the operating results of certain of these businesses are reflected in “Divested and Run-off Businesses” and the results of certain joint ventures and investments are included within “Equity in earnings of joint ventures and other operating entities, net of taxes” in our Corporate and Other operations. These changes have been applied retrospectively and did not have an impact on any of the Company’s previously issued Consolidated Financial Statements.

Below is a summary of additional actions taken through the date of this filing:

•In January 2026, an agreement was entered into to sell the Company’s 24% equity interest (through a private equity limited partnership managed by LeapFrog Investments) in ICEA Lion Insurance Holdings, Ltd., a Kenya-based insurer and asset manager. The transaction was completed in October 2026.

•In April 2026, an agreement was signed to sell the Company’s 49% equity interest in a life insurance joint venture in Indonesia to its joint venture partner, CT Corp. The transaction was completed in October 2026.

•In September 2026, agreements were signed to sell the Company’s 33% minority interest in Alexander Forbes Group Holdings Limited, a South Africa-based financial services company. The closings of these transactions are subject to regulatory approvals and customary closing conditions.

•In October 2026, the Company announced that it has entered into definitive agreements to sell 100% of the Company’s equity interests in each of Prudential do Brasil Seguros S.A. (“Prudential of Brazil”) and Prudential Seguros Mexico, S.A. de C.V. (“Prudential of Mexico”) to the CNP Assurances Group (respectively to CNP Seguradora, CNP Assurances’ Brazilian subsidiary, and to CNP Assurances Holding) for an aggregate purchase price of approximately $4.025 billion (or approximately $3.1 billion after transaction related costs and taxes). The Company expects the transactions to close in 2027, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Operating Results

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. The following table sets forth Corporate and Other’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating results:
Investment income	$74	$61	$179	$187
Interest expense on debt	(238)	(223)	(689)	(697)
Pension and employee benefits	109	95	303	304
Other corporate activities	(294)	(286)	(824)	(923)
Adjusted operating income	(349)	(353)	(1,031)	(1,129)
Realized investment gains (losses), net, and related charges and adjustments	179	(120)	123	(251)
Market experience updates	0	1	2	4
Divested and Run-off Businesses(1)	279	189	692	266
Equity in earnings of joint ventures and other operating entities, and earnings attributable to noncontrolling interests and redeemable noncontrolling interests	2	19	(7)	21
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$111	$(264)	$(221)	$(1,089)

__________
(1)Effective first quarter of 2026, the results of PGIM India are excluded from PGIM’s adjusted operating results and are included herein.

Three Month Comparison

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $4 million, primarily reflecting:
•favorable pension and employee benefits results, primarily driven by favorable employee medical cost experience, partially offset by lower earnings from the Company’s pension plans reflecting a decrease in expected returns on plan assets; and
•higher investment income results, primarily driven by higher income from non-coupon investments.
These variances were largely offset by:
•higher interest expense on debt, primarily driven by higher average debt balances; and
•higher net charges from other corporate activities, primarily driven by higher corporate spending on initiatives, partially offset by lower retained expenses due to an update of internal expense allocations.

Nine Month Comparison

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $98 million, primarily reflecting:
•lower net charges from other corporate activities, primarily driven by lower corporate spending on initiatives and lower retained expenses due to an update of internal expense allocations; and
•lower interest expense on debt, primarily driven by lower average debt balances.
These variances were partially offset by:
•lower investment income results, primarily driven by lower average asset balances, partially offset by higher income from non-coupon investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Long-Term Care	$(5)	$126	$43	$172
Other(1)	284	63	649	94
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$279	$189	$692	$266
__________
(1)Effective first quarter of 2026, the results of PGIM India are excluded from PGIM’s adjusted operating results and are included herein.

Long-Term Care

Three Month Comparison

Results decreased $131 million, primarily reflecting:
•the less favorable impact from changes in the market value of equity securities;

•the unfavorable impact from changes in the market value of derivatives; and
•lower income from derivative settlements and non-coupon investments.

Nine Month Comparison

Results decreased $129 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 and 2025 included net charges from this update of $120 million and $7 million, respectively.
Excluding this item, results decreased $16 million, primarily reflecting:
•the less favorable impact from changes in the market value of equity securities;
•lower income from derivative settlements and non-coupon investments; and
•lower underwriting results, primarily driven by unfavorable mortality experience.
These variances were largely offset by:
•the favorable impact from changes in the market value of derivatives.

Other Divested and Run-off Businesses

Three Month Comparison

Results increased $221 million, primarily reflecting:
•higher results related to Prudential of Brazil, primarily driven by business growth and a legal reserve release in the current period.

Nine Month Comparison

Results increased $555 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2026 and 2025 included net benefits from this update of $39 million and $6 million, respectively.
Excluding this item, results increased $522 million, primarily reflecting:
•higher results related to Prudential of Brazil, primarily driven by business growth and a more favorable decrease in legal reserves;
•higher results related to Assurance IQ, which included impacts from the continued wind-down of the business; and
•favorable results related to the Full Service Retirement business, primarily reflecting accelerated deferred gain amortization resulting from policy novations.

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

As of September 30, 2026, the excess of actual cumulative earnings over the expected cumulative earnings was $1,330 million; however, due to the accumulation of net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of September 30, 2026 was reduced to zero.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
U.S. GAAP results:
Revenues	$719	$1,058	$2,729	$2,825
Benefits and expenses	703	1,048	2,736	2,855
Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities	$16	$10	$(7)	$(30)

Three Month Comparison

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $6 million. Net investment activity results decreased, primarily reflecting:
•lower other income, driven by unfavorable changes in the market value of equity securities; and
•higher realized investment losses, driven by unfavorable changes in the market value of derivatives and higher losses from the sale of fixed income securities.
As a result of these and other factors, a $255 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2026, compared to a $33 million increase in the third quarter of 2025.

Revenues decreased $339 million, primarily reflecting:
•lower other income; and
•higher realized investment losses, as discussed above.

Benefits and expenses decreased $345 million, primarily reflecting:
•lower dividends to policyholders, reflecting a reduction in the policyholder dividend obligation due to changes in cumulative earnings and other factors, as discussed above.

Nine Month Comparison

Income (loss) before income taxes and equity in earnings of joint ventures and other operating entities increased $23 million. Net investment activity results decreased, primarily reflecting:
•lower other income, driven by less favorable changes in the market value of fixed maturity and equity securities.
This variance was partially offset by:
•higher net investment income from non-coupon and fixed income investments; and

•lower realized investment losses, driven by favorable changes in the market value of derivatives, partially offset by higher losses from the sale of fixed income securities.
Net insurance activity results increased, primarily reflecting a favorable change in reserves, partially offset by higher policyholder benefits, as well as lower premiums due to the runoff of policies in force.

As a result of these and other factors, a $305 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2026, compared to a $334 million reduction in the first nine months of 2025.

Revenues decreased $96 million, primarily reflecting:
•lower other income; and
•lower premiums, as discussed above.
These variances were partially offset by:
•higher net investment income; and
•lower realized investment losses, as discussed above.

Benefits and expenses decreased $119 million, primarily reflecting:
•lower policyholders’ benefits, including changes in reserves.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations, and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2026, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.0% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 6.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

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

•In October, we entered into an agreement with Prismic Re International to reinsure approximately $6 billion of policyholders’ account balances for certain USD-denominated Japanese whole life insurance policies originated by our Japanese insurance subsidiaries. The value of the reinsurance transaction is estimated to be $600 million, which includes release of capital, taxes, and the net present value of future income.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2026, the Company had $50.7 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2026	December 31, 2025
	(in millions)
Equity(1)	$36,366	$35,515
Junior subordinated debt (including hybrid securities)	7,594	7,595
Other capital debt	6,747	6,500
Total capital	$50,707	$49,610
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

The table below presents the ESR of Prudential of Japan and Gibraltar Life, our two most significant international insurance subsidiaries, along with the consolidated ratio representing our total Japanese operations, as of March 31, 2026, the most recent date for which this information is publicly available.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the periods indicated:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2026	$1.40	$496	2.4	$250
June 30, 2026	$1.40	$493	2.5	$250
September 30, 2026	$1.40	$491	2.1	$250

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

As of September 30, 2026, Prudential Financial had highly liquid assets with a carrying value totaling $5,596 million, an increase of $864 million from December 31, 2025. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,010 million as of September 30, 2026, an increase of $193 million from December 31, 2025.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$3,817	$4,641
Dividends and/or returns of capital from subsidiaries(1)	2,692	1,532
Affiliated (borrowings)/loans - (capital activities)(2)	1	0
Capital contributions to subsidiaries(3)	(240)	(67)
Total Business Capital Activity(4)	2,453	1,465
Share repurchases(5)	(746)	(746)
Common Stock dividends(6)	(1,479)	(1,451)
Total Share Repurchases, Dividends and Business Disposition Activity	(2,225)	(2,197)
Proceeds from the issuance of debt(7)	1,006	984
Repayments of debt	(523)	(1,008)
Total Debt Activity	483	(24)
Net interest expense	(896)	(944)
Affiliated (borrowings)/loans - (operating activities)(8)	(44)	543
Tax cash flows(4)	89	(28)
Other corporate cash flows(4)	149	227
Share issuances for employee stock purchases and other(4)	184	184
Total Other Activity	(518)	(18)
Net increase/(decrease) in highly liquid assets	193	(774)
Highly Liquid Assets, end of period	$4,010	$3,867
__________
(1)2026 includes $1,750 million from PICA, $752 million from international insurance subsidiaries and $190 million from PGIM subsidiaries. 2025 includes $575 million from international insurance subsidiaries, $500 million from Individual Life insurance captives, $300 million from PICA, $147 million from PGIM subsidiaries, and $10 million from other subsidiaries.
(2)Represents loans to and from subsidiaries made for capital management purposes.
(3)2026 includes capital contributions of $199 million to international insurance subsidiaries and $41 million to other subsidiaries. 2025 includes capital contributions of $61 million to other subsidiaries and $6 million to PICA.
(4)2026 “Total Business Capital Activity” includes segment inflows of $1,169 million from Japan Businesses, $783 million from U.S. Businesses, $327 million from PGIM, and $174 million from Corporate and Other operations. 2025 “Total Business Capital Activity” includes segment inflows of $1,584 million from U.S. Businesses, $992 million from Japan Businesses, $353 million from PGIM, and outflows of $1,464 million to Corporate and Other operations. In addition, Corporate & Other operations had net inflows of $422 million and $383 million, respectively, from “Tax cash flows,” “Other corporate cash flows” and “Share issuances for employee stock purchases and other,” as shown within this table.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Includes $267 million and $243 million of proceeds from the issuance of retail medium-term notes that were used exclusively to purchase funding agreements from PICA in 2026 and 2025, respectively.
(8)Represents loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2026, Prudential Financial received dividends of $1.8 billion from PICA. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first nine months of 2026, Prudential Financial received dividends of $752 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2026, Prudential Financial received dividends of $190 million from PGIM subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2026
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$5.7	$0.9	$3.0	$9.6	$11.5
Fixed maturity investments(2):
High or highest quality	121.4	24.3	57.1	202.8	203.6
Other than high or highest quality	6.3	1.8	2.7	10.8	13.0
Subtotal	127.7	26.1	59.8	213.6	216.6
Public equity securities, at fair value	2.7	1.6	5.2	9.5	6.3
Total	$136.1	$28.6	$68.0	$232.7	$234.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	September 30, 2026
	Prudential of Japan	Gibraltar Life	All Other	Total	December 31, 2025
	(in billions)
Cash and short-term investments	$0.5	$2.3	$5.0	$7.8	$9.1
Fixed maturity investments(1):
High or highest quality(2)	22.2	35.7	35.0	92.9	97.8
Other than high or highest quality	0.3	0.3	4.4	5.0	4.6
Subtotal	22.5	36.0	39.4	97.9	102.4
Public equity securities	5.0	1.0	0.3	6.3	5.5
Total(3)	$28.0	$39.3	$44.7	$112.0	$117.0
__________
(1)Credit quality is based on NAIC or equivalent rating.
(2)As of September 30, 2026, $48.2 billion, or 52%, were invested in government or government agency bonds.
(3)Prudential Holdings of Japan, Inc., including its subsidiaries, had liquid assets of $74.3 billion and $82.7 billion as of September 30, 2026 and December 31, 2025, respectively.

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

	Nine Months Ended September 30,
Cash Settlements Received (Paid):	2026	2025
	(in millions)
Internal Hedges(1)	$404	$218
External Hedges(2)	(347)	207
Total Cash Settlements	$57	$425

Assets (Liabilities):	September 30, 2026	December 31, 2025
	(in millions)
Internal Hedges(1)	$713	$999
External Hedges(3)	288	97
Total Assets (Liabilities)(4)	$1,001	$1,096
__________
(1)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(2)Includes non-yen related cash settlements received (paid) of ($45) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and ($4) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes non-yen related assets (liabilities) of ($93) million, primarily denominated in Brazilian real and Chilean peso as of September 30, 2026 and ($44) million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2025.
(4)As of September 30, 2026, approximately $78 million, $331 million, $280 million and $312 million of the net market values are scheduled to settle in 2026, 2027, 2028, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	September 30, 2026			December 31, 2025
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,178	$2,693	$8,871	$6,802	$2,796	$9,598
Cash collateral for loaned securities	10,399	234	10,633	8,379	321	8,700
Securities sold but not yet purchased	0	0	0	0	0	0
Total(1)(2)	$16,577	$2,927	$19,504	$15,181	$3,117	$18,298
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$15,918	$2,927	$18,845	$13,527	$2,357	$15,884
Weighted average maturity, in days(3)	18	1		7	2
__________
(1)The daily average outstanding balance for the three and nine months ended September 30, 2026 was $18,704 million and $17,989 million, respectively, for PFI excluding the Closed Block division, and $3,327 million and $3,290 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight.

As of September 30, 2026, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $93.8 billion, of which $18.7 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2026, we believe approximately $30.0 billion of the remaining eligible assets are readily lendable, including approximately $26.5 billion relating to PFI excluding the Closed Block division, of which $9.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.5 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2026, total short-term and long-term debt of the Company on a consolidated basis was $20.7 billion, an increase of $0.4 billion from December 31, 2025. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2026			December 31, 2025
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$849	$874	$25	$849	$874
Current portion of long-term debt	56	0	56	536	0	536
Subtotal	81	849	930	561	849	1,410
General obligation long-term debt:
Senior debt	11,054	0	11,054	10,823	0	10,823
Junior subordinated debt	8,303	40	8,343	7,555	40	7,595
Surplus notes(1)	0	0	0	0	0	0
Subtotal	19,357	40	19,397	18,378	40	18,418
Total general obligations	19,438	889	20,327	18,939	889	19,828
Limited and non-recourse borrowings(2):
Short-term debt	0	0	0	0	0	0
Current portion of long-term debt	0	32	32	0	33	33
Long-term debt	0	371	371	0	438	438
Total limited and non-recourse borrowings	0	403	403	0	471	471
Total borrowings	$19,438	$1,292	$20,730	$18,939	$1,360	$20,299
__________
(1)Amounts are net of assets under set-off arrangements of $16,588 million and $15,744 million as of September 30, 2026 and December 31, 2025, respectively. Amounts include credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Reinsurance Ltd (“Somerset Re”) in March 2024.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $233 million and $216 million as of September 30, 2026 and December 31, 2025, respectively, and a draw on a credit facility that has recourse only to collateral pledged by the Company of $170 million and $255 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, and December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding the Company’s short- and long-term debt obligations, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Prudential Financial’s consolidated borrowings increased $0.4 billion from December 31, 2025. In March 2026, the company paid, at maturity, $500 million in aggregate principal amount of 1.50% medium-term notes. In June 2026, the Company issued $750 million in aggregate principal amount of 6.25% junior subordinated notes due in June 2056. Through September 2026, the Company issued $267 million in aggregate principal of retail notes.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes, known as “credit-linked note structures.” As of September 30, 2026, we had credit-linked note structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,760 million was outstanding and matures in 2044, as compared to an aggregate issuance capacity of $8,000 million, of which $7,660 was outstanding, as of December 31, 2025. In addition, we use credit-linked note structures to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For additional information regarding our credit-linked note structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Other Insurance Reserve Financing

In December 2025, the Company entered into a credit-linked note structure with an external counterparty that allows for the issuance by PICA of up to $750 million in principal amount of surplus notes in return for a corresponding amount of credit-linked notes issued by a special-purpose wholly-owned subsidiary of the Company. As of September 30, 2026, $292 million in principal amount of these surplus notes and credit-linked notes were outstanding. PICA holds these credit-linked notes as assets supporting statutory requirements and can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of specified liquidity stress events affecting PICA. Under the agreements, the external counterparty has agreed to fund any such payments under these credit-linked notes in return for the receipt of fees. To date, no such payments under these credit-linked notes have been required. The surplus notes and credit-linked notes eliminate upon consolidation and are not reflected in the Company’s financial statements.

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

On October 22nd, 2026, Fitch Ratings (“Fitch”) removed the Rating Watch Negative from all ratings of Prudential Financial, Inc. and its subsidiaries, which had been in place since May 4th, 2026, and revised their outlook to Negative.

On October 16th, 2026, Moody’s Ratings (“Moody’s”) revised all ratings outlooks of Prudential Financial, Inc. and its subsidiaries to Negative from Stable.

On October 15th, 2026, S&P Global Ratings (“S&P”) revised the rating outlook on Prudential Financial, Inc., the holding company, to Negative from Stable. This action was specific to the holding company. The ratings and outlooks for PICA and its subsidiaries remain unchanged.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division, and Funds Withheld, as of the dates indicated:

	September 30, 2026
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$208,173	51.8%	$16,718	$4,497	$229,388
Private, available-for-sale, at fair value	81,227	20.2	9,536	2,149	92,912
Fixed maturities, trading, at fair value	4,939	1.2	574	9,323	14,836
Assets supporting experience-rated contractholder liabilities, at fair value	5,678	1.4	0	0	5,678
Equity securities, at fair value	12,606	3.1	1,591	0	14,197
Commercial mortgage and other loans, at book value, net of allowance	58,685	14.6	7,480	379	66,544
Policy loans, at outstanding balance	6,956	1.7	3,109	0	10,065
Other invested assets, net of allowance(1)	18,978	4.7	4,554	2,131	25,663
Short-term investments, net of allowance	5,004	1.3	307	73	5,384
Total general account investments	402,246	100.0%	43,869	18,552	464,667
Invested assets of other entities and operations(2)	6,093		0	0	6,093
Total investments	$408,339		$43,869	$18,552	$470,760

	December 31, 2025
	PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,796	53.6%	$18,833	$4,576	$238,205
Private, available-for-sale, at fair value	80,634	20.2	10,049	2,217	92,900
Fixed maturities, trading, at fair value	4,818	1.2	581	9,049	14,448
Assets supporting experience-rated contractholder liabilities, at fair value	4,842	1.2	0	0	4,842
Equity securities, at fair value	8,922	2.2	1,593	0	10,515
Commercial mortgage and other loans, at book value, net of allowance	56,195	14.0	7,463	263	63,921
Policy loans, at outstanding balance	6,741	1.7	3,217	0	9,958
Other invested assets, net of allowance(1)	17,684	4.4	4,532	1,850	24,066
Short-term investments, net of allowance	6,078	1.5	255	71	6,404
Total general account investments	400,710	100.0%	46,523	18,026	465,259
Invested assets of other entities and operations(2)	5,260		0	0	5,260
Total investments	$405,970		$46,523	$18,026	$470,519
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

The increase in general account investments attributable to PFI excluding the Closed Block division and Funds Withheld in the first nine months of 2026 was primarily due to net business inflows, partially offset by a net increase in U.S. and Japan interest rates. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2026 and December 31, 2025, 37% and 39%, respectively, of our general account investments attributable to PFI excluding the Closed Block division and Funds Withheld related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2026	December 31, 2025
	Japanese Insurance Operations
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$96,796	$102,061
Private, available-for-sale, at fair value	19,125	21,284
Fixed maturities, trading, at fair value	730	551
Assets supporting experience-rated contractholder liabilities, at fair value	5,678	4,842
Equity securities, at fair value	1,671	1,652
Commercial mortgage and other loans, at book value, net of allowance	14,145	14,487
Policy loans, at outstanding balance	2,724	2,708
Other invested assets(1)	7,018	6,357
Short-term investments, net of allowance	889	2,166
Total Japanese general account investments	$148,776	$156,108
__________
(1)Other invested assets consists of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2026 was primarily due to a net increase in U.S. and Japan interest rates, partially offset by net business inflows.

As of September 30, 2026, our Japanese insurance operations had $94.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.3 billion that were hedged to yen through third-party derivative contracts and $83.9 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2025, our Japanese insurance operations had $95.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third-party derivative contracts and $86.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $1.6 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2025 was primarily attributable to a net increase in U.S. interest rates, partially offset by portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $1.6 billion and $1.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2026 and December 31, 2025, respectively. The $0.3 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2025 was primarily attributable to run-off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—External and Economic Factors—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended September 30, 2026
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.48%	$2,564	3.46%	$1,224	4.60%	$3,788	$345	$199	$4,332
Assets supporting experience-rated contractholder liabilities	0.00	0	1.08	15	1.08	15	0	0	15
Equity securities	2.52	68	2.63	11	2.53	79	6	0	85
Commercial mortgage and other loans	5.17	566	4.05	142	4.90	708	83	7	798
Policy loans	4.90	51	3.79	25	4.46	76	48	(2)	122
Short-term investments and cash equivalents	5.63	159	3.20	29	5.04	188	11	1	200
Gross investment income	5.29	3,408	3.43	1,446	4.55	4,854	493	205	5,552
Investment expenses	(0.18)	(232)	(0.12)	(86)	(0.15)	(318)	(57)	0	(375)
Investment income after investment expenses	5.11%	3,176	3.31%	1,360	4.40%	4,536	436	205	5,177
Other invested assets(3)		294		155		449	99	221	769
Investment results of other entities and operations(4)		25		0		25	0	0	25
Total net investment income		$3,495		$1,515		$5,010	$535	$426	$5,971

	Three Months Ended September 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.32%	$2,324	3.17%	$1,141	4.34%	$3,465	$361	$195	$4,021
Assets supporting experience-rated contractholder liabilities	0.00	0	1.11	13	1.11	13	0	0	13
Equity securities	2.40	25	2.12	10	2.31	35	6	0	41
Commercial mortgage and other loans	4.81	478	3.79	144	4.53	622	84	5	711
Policy loans	4.97	49	3.77	25	4.47	74	49	(1)	122
Short-term investments and cash equivalents	5.87	166	4.27	42	5.46	208	9	0	217
Gross investment income	5.19	3,042	3.19	1,375	4.34	4,417	509	199	5,125
Investment expenses	(0.17)	(209)	(0.12)	(89)	(0.15)	(298)	(60)	(1)	(359)
Investment income after investment expenses	5.02%	2,833	3.07%	1,286	4.19%	4,119	449	198	4,766
Other invested assets(3)		265		198		463	79	166	708
Investment results of other entities and operations(4)		54		0		54	0	0	54
Total net investment income		$3,152		$1,484		$4,636	$528	$364	$5,528
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
(5)The total yield excluding Funds Withheld was 4.40% and 4.21% for the three months ended September 30, 2026 and 2025, respectively.

Three Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily the result of higher fixed income reinvestment rates.

	Nine Months Ended September 30, 2026
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.64%	$7,637	3.47%	$3,644	4.68%	$11,281	$1,073	$582	$12,936
Assets supporting experience-rated contractholder liabilities	0.00	0	1.12	43	1.12	43	0	0	43
Equity securities	2.55	180	3.40	41	2.67	221	22	0	243
Commercial mortgage and other loans	5.11	1,615	3.96	417	4.82	2,032	247	17	2,296
Policy loans	4.97	151	3.76	75	4.49	226	143	(4)	365
Short-term investments and cash equivalents	5.37	458	4.00	115	5.02	573	36	5	614
Gross investment income	5.40	10,041	3.45	4,335	4.61	14,376	1,521	600	16,497
Investment expenses	(0.20)	(683)	(0.12)	(257)	(0.16)	(940)	(167)	(1)	(1,108)
Investment income after investment expenses	5.20%	9,358	3.33%	4,078	4.45%	13,436	1,354	599	15,389
Other invested assets(3)		601		475		1,076	224	596	1,896
Investment results of other entities and operations(4)		134		0		134	0	0	134
Total net investment income		$10,093		$4,553		$14,646	$1,578	$1,195	$17,419

	Nine Months Ended September 30, 2025
	PFI Excluding Closed Block Division, Funds Withheld and Japanese Insurance Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division and Funds Withheld		Closed Block Division	Funds Withheld	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	5.45%	$6,841	3.19%	$3,343	4.41%	$10,184	$1,085	$581	$11,850
Assets supporting experience-rated contractholder liabilities	0.00	0	1.17	36	1.17	36	0	0	36
Equity securities	2.05	73	2.97	40	2.30	113	21	0	134
Commercial mortgage and other loans	4.79	1,379	3.82	440	4.51	1,819	252	15	2,086
Policy loans	5.08	145	3.81	76	4.56	221	151	(3)	369
Short-term investments and cash equivalents	5.40	517	4.42	123	5.18	640	34	2	676
Gross investment income	5.25	8,955	3.23	4,058	4.39	13,013	1,543	595	15,151
Investment expenses	(0.18)	(614)	(0.13)	(260)	(0.16)	(874)	(183)	(2)	(1,059)
Investment income after investment expenses	5.07%	8,341	3.10%	3,798	4.23%	12,139	1,360	593	14,092
Other invested assets(3)		550		459		1,009	172	476	1,657
Investment results of other entities and operations(4)		135		0		135	0	0	135
Total net investment income		$9,026		$4,257		$13,283	$1,532	$1,069	$15,884
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
(5)The total yield excluding Funds Withheld was 4.46% and 4.24% for the nine months ended September 30, 2026 and 2025, respectively.

Nine Month Comparison. The increase in investment income after investment expenses yield attributable to our general account investments, excluding the Closed Block division, Funds Withheld and the Japanese insurance operations’ portfolios for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily the result of higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily the result of higher fixed income reinvestment rates.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld, by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
PFI excluding Closed Block Division and Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(39)	$(55)	$(41)	$45
Write-downs on fixed maturities(1)	(570)	(14)	(796)	(165)
Net gains (losses) on sales and maturities	(120)	(41)	(822)	(28)
Fixed maturity securities(2)	(729)	(110)	(1,659)	(148)
(Addition to) release of allowance for credit losses on loans	32	36	(10)	54
Write-downs on mortgage and other loans	(87)	(88)	(101)	(221)
Net gains (losses) on sales and maturities	4	(9)	10	(8)
Commercial mortgage and other loans	(51)	(61)	(101)	(175)
Derivatives	(163)	(316)	(641)	(1,753)
OTTI losses on other invested assets recognized in earnings	(4)	0	(30)	(12)
(Addition to) release of allowance for credit losses on other invested assets	(12)	0	(18)	0
Other net gains (losses)	293	45	331	65
Other	277	45	283	53
Subtotal	(666)	(442)	(2,118)	(2,023)
Investment results of other entities and operations(3)	28	6	58	4
Subtotal — PFI excluding Closed Block Division and Funds Withheld	$(638)	$(436)	$(2,060)	$(2,019)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(17)	$(7)	$(27)	$4
Write-downs on fixed maturities(1)	(2)	0	(10)	(16)
Net gains (losses) on sales and maturities	(70)	(11)	(161)	(68)
Fixed maturity securities(2)	(89)	(18)	(198)	(80)
(Addition to) release of allowance for credit losses on loans	23	21	31	24
Write-downs on mortgage and other loans	(18)	(31)	(21)	(64)
Net gains (losses) on sales and maturities	1	(5)	4	(5)
Commercial mortgage and other loans	6	(15)	14	(45)
Derivatives	(82)	35	(41)	(142)
(Addition to) release of allowance for credit losses on other invested assets	1	0	(3)	0
Other net gains (losses)	15	1	14	15
Other	16	1	11	15
Subtotal — Closed Block Division	$(149)	$3	$(214)	$(252)
Funds Withheld:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$2	$3	$1	$(1)
Write-downs on fixed maturities(1)	(10)	(2)	(27)	(11)
Net gains (losses) on sales and maturities	(38)	(99)	(203)	(188)
Fixed maturity securities(2)	(46)	(98)	(229)	(200)
Commercial mortgage and other loans	(1)	0	(1)	0
Derivatives	877	(242)	916	(400)
Other net gains (losses)(4)	(23)	(253)	(322)	(584)
Other	(23)	(253)	(322)	(584)
Subtotal — Funds Withheld	$807	$(593)	$364	$(1,184)
PFI realized investment gains (losses), net	$20	$(1,026)	$(1,910)	$(3,455)

_________
(1)Amounts represent securities actively marketed for sale, write-downs of credit adverse securities, and securities where it is more likely than not the Company will be required to sell prior to the recovery of the amortized cost basis.
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $120 million for the third quarter of 2026 primarily driven by net losses on sales in a higher interest rate environment. Net losses on sales and maturities of fixed maturity securities were $41 million for the third quarter of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our Japan Businesses.

Net realized losses on derivative instruments of $163 million for the third quarter of 2026 primarily included:
•$118 million of losses on total return swaps driven by equity market appreciation on short equity exposure and declining corporate bond values on long bond index exposure; and
•$35 million of losses on interest rate derivatives primarily driven by increases in U.S. Treasury rates, partially offset by gains from increases in swap rates.

Net realized losses on derivative instruments of $316 million for the third quarter of 2025 primarily included:
•$416 million of net losses on embedded derivatives and product-related hedge positions.
Partially offsetting these losses were:
•$102 million of gains on foreign currency hedges primarily driven by U.S. dollar appreciation versus foreign currencies;
•$39 million of gains on Synthetic Guarantees; and
•$26 million of gains on credit default swaps driven by credit spread tightening.

Nine Month Comparison. Net losses on sales and maturities of fixed maturity securities were $822 million for the first nine months of 2026 primarily driven by net losses on sales in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our Japan Businesses. Net losses on sales and maturities of fixed maturity securities were $28 million for the first nine months of 2025 primarily driven by net losses on sales in a higher interest rate environment, partially offset by net gains on assets transferred upon execution of the reinsurance transaction with Prismic Re International and the impact of foreign currency exchange rate movements on U.S. dollar-denominated securities that matured or were sold within our Japan Businesses.

Net realized losses on derivative instruments of $641 million for the first nine months of 2026 primarily included:
•$438 million of losses primarily related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Retirement and Individual Life; and
•$312 million of losses on total return swaps driven by equity market appreciation on short equity exposure.
Partially offsetting these losses were:
•$142 million of gains on interest rate derivatives driven by increases in swap rates.

Net realized losses on derivative instruments of $1,753 million for the first nine months of 2025 primarily included:
•$1,033 million of net losses related to the fair value of embedded derivatives that were unfavorably impacted by the annual reviews and update of assumptions and other refinements within Individual Life; and
•$693 million of losses on foreign currency hedges primarily driven by U.S. dollar depreciation versus foreign currencies.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of our fixed maturity, available-for-sale portfolio by industry category and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2026					December 31, 2025
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$47,435	$256	$4,621	$6	$43,064	$47,215	$818	$2,581	$2	$45,450
Consumer non-cyclical	33,741	280	4,442	2	29,577	33,622	679	2,752	4	31,545
Utility	32,409	305	4,141	28	28,545	31,576	797	2,405	21	29,947
Capital goods	20,847	162	1,880	7	19,122	21,194	560	1,045	2	20,707
Consumer cyclical	13,571	159	958	63	12,709	12,645	384	465	30	12,534
Foreign agencies	1,683	6	220	0	1,469	1,692	25	126	0	1,591
Energy	14,736	108	1,252	18	13,574	13,336	349	628	8	13,049
Communications	7,266	82	914	32	6,402	6,607	210	487	23	6,307
Basic industry	7,583	71	717	17	6,920	8,021	217	467	20	7,751
Transportation	12,484	155	1,117	4	11,518	12,704	406	739	19	12,352
Technology	8,276	58	675	13	7,646	7,136	168	344	19	6,941
Industrial other	5,331	26	1,038	3	4,316	5,200	56	795	4	4,457
Total corporate securities	205,362	1,668	21,975	193	184,862	200,948	4,669	12,834	152	192,631
Foreign government(2)	60,143	133	15,464	0	44,812	61,928	474	12,324	0	50,078
Residential mortgage-backed(3)	8,708	6	383	0	8,331	5,103	38	149	0	4,992
Asset-backed	24,211	140	155	1	24,195	17,098	214	19	1	17,292
Commercial mortgage-backed	6,978	5	351	0	6,632	6,813	71	192	0	6,692
U.S. Government	22,136	391	5,979	0	16,548	22,520	655	4,382	0	18,793
State & Municipal	4,789	72	841	0	4,020	5,315	131	494	0	4,952
Total fixed maturities, available-for-sale	$332,327	$2,415	$45,148	$194	$289,400	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2026 and December 31, 2025, based on amortized cost, 87% and 89% represent Japanese government bonds held by our Japanese insurance operations, respectively. As of September 30, 2026, no other individual country accounted for more than 7% of the balance, and as of December 31, 2025, no other country represented more than 6%.
(3)As of September 30, 2026 and December 31, 2025, based on amortized cost, 89% and 96% were rated A or higher, respectively.

The increase in net unrealized losses from December 31, 2025 to September 30, 2026 was due to the impact of increases in U.S. and Japan interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating, as of the dates indicated:

	September 30, 2026					December 31, 2025
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$213,302	$1,218	$35,206	$1	$179,313	$205,414	$2,921	$24,708	$0	$183,627
2	99,380	911	8,879	2	91,410	94,638	2,684	4,913	0	92,409
Subtotal High or Highest Quality Securities(4)	312,682	2,129	44,085	3	270,723	300,052	5,605	29,621	0	276,036
3	13,468	183	870	45	12,736	13,186	476	656	19	12,987
4	4,802	45	128	5	4,714	4,448	98	61	22	4,463
5	1,124	20	58	67	1,019	1,708	38	45	51	1,650
6	251	38	7	74	208	331	35	11	61	294
Subtotal Other Securities(5)(6)	19,645	286	1,063	191	18,677	19,673	647	773	153	19,394
Total fixed maturities, available-for-sale	$332,327	$2,415	$45,148	$194	$289,400	$319,725	$6,252	$30,394	$153	$295,430
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of September 30, 2026 and December 31, 2025, 459 securities with amortized cost of $9,860 million (fair value, $9,519 million) and 409 securities with amortized cost of $9,683 million (fair value, $9,598 million), respectively, have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2026, includes gross unrealized losses of $667 million on public fixed maturities and $396 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2025, includes gross unrealized losses of $579 million on public fixed maturities and $194 million on private fixed maturities considered to be other than high or highest quality.

(4)On an amortized cost basis, as of September 30, 2026, includes $237,898 million of public fixed maturities and $74,784 million of private fixed maturities and, as of December 31, 2025, includes $230,712 million of public fixed maturities and $69,340 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2026, includes $8,011 million of public fixed maturities and $11,634 million of private fixed maturities and, as of December 31, 2025, includes $7,277 million of public fixed maturities and $12,396 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2026, securities considered below investment grade based on low issue composite ratings total $17,478 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity, available-for-sale portfolio by credit quality, as of the dates indicated:

	September 30, 2026				December 31, 2025
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,297	$10,298	$5,347	$5,183	$7,736	$7,786	$5,422	$5,418
AA	8,491	8,516	1,554	1,373	6,562	6,623	1,385	1,268
A	4,021	3,965	44	43	1,981	2,004	1	1
BBB	1,238	1,204	24	24	703	715	0	0
BB and below	164	212	9	9	116	164	5	5
Total(3)	$24,211	$24,195	$6,978	$6,632	$17,098	$17,292	$6,813	$6,692
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity, available-for-sale portfolio, as of the dates indicated:

	September 30, 2026		December 31, 2025
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,087	$8,106	$5,727	$5,757
AA	6,521	6,570	5,017	5,076
A	46	46	35	35
BBB	87	87	26	26
BB and below	18	18	18	18
Total(2)(3)	$14,759	$14,827	$10,823	$10,912
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2026 and December 31, 2025, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of both September 30, 2026 and December 31, 2025.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading.”

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
Commercial mortgage and agricultural property loans	$53,756	$54,198
Residential mortgage loans	4,375	1,632
Uncollateralized loans	164	171
Other collateralized loans	798	591
Total recorded investment gross of allowance(1)	59,093	56,592
Allowance for credit losses	(408)	(397)
Total commercial mortgage and other loans, net	$58,685	$56,195
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both September 30, 2026 and December 31, 2025.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans by geographic region and property type, as of the dates indicated:

	September 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,236	32.1%	$18,633	34.5%
South Atlantic	9,497	17.7	9,241	17.1
Middle Atlantic	6,874	12.8	6,358	11.7
East North Central	3,350	6.2	3,433	6.3
West South Central	4,898	9.1	5,065	9.4
Mountain	3,587	6.7	2,890	5.3
New England	1,215	2.3	1,190	2.2
West North Central	541	1.0	497	0.9
East South Central	1,207	2.2	1,200	2.2
Subtotal-U.S.	48,405	90.1	48,507	89.6
Europe	3,457	6.4	3,701	6.8
Mexico	882	1.6	882	1.6
Asia	544	1.0	612	1.1
Other	468	0.9	496	0.9
Total commercial mortgage and agricultural property loans	$53,756	100.0%	$54,198	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	September 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$15,530	28.9%	$15,541	28.7%
Retail	4,372	8.1	4,780	8.8
Office	5,437	10.1	5,523	10.2
Apartments/Multi-Family	16,066	29.9	15,781	29.1
Agricultural properties	6,911	12.9	6,959	12.8
Hospitality	1,320	2.4	1,496	2.8
Self-Storage	2,020	3.8	1,889	3.5
Health Care Senior Living	1,598	3.0	1,607	3.0
Other	502	0.9	622	1.1
Total commercial mortgage and agricultural property loans	$53,756	100.0%	$54,198	100.0%

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

As of September 30, 2026, our commercial mortgage and agricultural property loans had a weighted-average debt service coverage ratio of 2.24 times and a weighted average loan-to-value ratio of 57%. For those commercial mortgage and agricultural property loans that were originated in 2026, the weighted-average debt service coverage ratio was 1.54 times, and the weighted average loan-to-value ratio was 56%.

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

As of September 30, 2026, 92% of our commercial mortgage and agricultural property loans were fixed rate loans.

For loans with collateral under construction, renovation or lease-up, projected stabilized values and net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $4.4 billion and $2.7 billion of such loans as of September 30, 2026 and December 31, 2025, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both September 30, 2026 and December 31, 2025, there were less than $1 million of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following tables set forth the gross carrying value of our commercial mortgage and agricultural property loans by loan-to-value and debt service coverage ratios, as of the dates indicated:

	September 30, 2026
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$28,692	$2,136	$420	$31,248
60%-69.99%	12,605	620	387	13,612
70%-79.99%	4,281	544	209	5,034
80% or greater	2,446	378	1,038	3,862
Total commercial mortgage and agricultural property loans	$48,024	$3,678	$2,054	$53,756

	December 31, 2025
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,975	$798	$520	$29,293
60%-69.99%	13,706	956	213	14,875
70%-79.99%	4,810	270	173	5,253
80% or greater	2,942	312	1,523	4,777
Total commercial mortgage and agricultural property loans	$49,433	$2,336	$2,429	$54,198

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans by year of origination, as of the date indicated:

	September 30, 2026
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2026	$4,648	8.6%
2025	6,691	12.4
2024	7,150	13.3
2023	5,131	9.6
2022	3,818	7.1
2021	5,823	10.8
2020	2,679	5.0
2019 & Prior	17,666	32.9
Revolving Loans	150	0.3
Total commercial mortgage and agricultural property loans	$53,756	100.0%

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

As of September 30, 2026, 99% of the loans are currently performing. As of December 31, 2025, all of the loans were performing.

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

The following table sets forth the balance of and changes in the allowance for credit losses for our commercial mortgage and other loans, as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
Allowance, beginning of year	$397	$468
Addition to (release of) allowance for credit losses	101	133
Write-downs charged against the allowance	(91)	(205)
Other	1	1
Allowance, end of period	$408	$397

The allowance for credit losses as of September 30, 2026 increased in comparison to December 31, 2025 primarily related to additions to loan-specific reserves for commercial mortgage loans within the office and retail sectors, an agricultural property loan and an uncollateralized loan, partially offset by a net decrease in the general reserve, a write-down against a loan-specific reserve within commercial mortgage loans in the retail sector and a release to loan-specific reserves for an agricultural property loan.

Equity Securities

The equity securities portfolio consists principally of investments in exchange traded funds, mutual fund shares, and common and preferred stock of publicly-traded companies. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Exchange traded funds	$6,807	$253	$118	$6,942	$4,150	$180	$8	$4,322
Mutual funds	2,144	1,474	20	3,598	1,464	1,248	7	2,705
Other common stocks	1,581	525	141	1,965	1,336	557	84	1,809
Non-redeemable preferred stocks	79	40	18	101	68	36	18	86
Total equity securities, at fair value	$10,611	$2,292	$297	$12,606	$7,018	$2,021	$117	$8,922

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $30 million and $314 million during the three months ended September 30, 2026 and 2025, respectively, and $396 million and $355 million during the nine months ended September 30, 2026 and 2025, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,665	$7,400
Hedge funds	2,373	2,139
Real estate-related(1)	1,765	1,591
Subtotal equity method	11,803	11,130
Fair value:
Private equity	466	577
Hedge funds	1,218	1,197
Real estate-related	426	434
Subtotal fair value	2,110	2,208
Total LPs/LLCs	13,913	13,338
Real estate held through direct ownership(1)	1,606	1,572
Total alternative assets	15,519	14,910
Credit-like instruments(2)	2,355	1,777
Derivative instruments	132	60
Other(3)	972	937
Total other invested assets	$18,978	$17,684

The following table presents a reconciliation of “Total alternative assets” included in the table above to “Total alternative assets of operating businesses”:

	September 30, 2026	December 31, 2025
	(in millions)
Total alternative assets	$15,519	$14,910
Less: Divested Businesses(4)	(884)	(907)
Less: Interests held by unaffiliated investors(5)	(1,523)	(1,393)
Total alternative assets of operating businesses	$13,112	$12,610
__________
(1)As of September 30, 2026 and December 31, 2025, investment real estate held through direct ownership had mortgage debt of $233 million and $217 million, respectively.
(2)Includes structured debt investments in feeder funds that are consolidated, resulting in the Company reporting the consolidated feeder funds’ proportionate share of the net assets of the master fund within “Other invested assets.” As of September 30, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated were $405 million and $283 million, respectively.
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
(4)As of September 30, 2026 and December 31, 2025, interests held by Divested Businesses include private equity of $534 million and $578 million, hedge funds of $186 million and $171 million, real estate-related of $160 million and $154 million and investment real estate held through direct ownership of $4 million and $4 million, respectively. Prior period amounts have been updated to conform to current period presentation.
(5)As of September 30, 2026 and December 31, 2025, interests held by unaffiliated investors that have been consolidated include, investment real estate held through direct ownership of $1,000 million and $923 million, hedge funds of $207 million and $160 million and real estate-related of $316 million and $310 million, respectively.

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

	September 30, 2026	December 31, 2025
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$156	$162
Private, available-for-sale, at fair value	4	188
Fixed maturities, trading, at fair value	2,143	421
Equity securities, at fair value	416	457
Commercial mortgage and other loans, at fair value	460	794
Other invested assets	2,912	3,228
Short-term investments	2	10
Total investments	$6,093	$5,260

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

	As of September 30, 2026
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$289,559	$13,135	$26,254	$1,230	$6,647	$472
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	934	0	0	0	0	0
Equity securities	4,744	0	0	0	0	0
Subtotal	5,678	0	0	0	0	0
Market risk benefit assets	2,602	2,602	0	0	0	0
Fixed maturities, trading	7,082	529	574	65	9,323	2,146
Equity securities	13,022	535	1,591	31	0	0
Commercial mortgage and other loans	461	0	0	0	275	275
Other invested assets(2)	2,363	1,160	2	0	0	0
Short-term investments	4,581	29	177	4	73	0
Cash equivalents	10,781	7	481	1	362	0
Reinsurance recoverables and deposit receivables	(75)	0	0	0	1,360	653
Separate account assets	164,727	134	0	0	0	0
Total assets	$500,781	$18,131	$29,079	$1,331	$18,040	$3,546
Market risk benefit liabilities	$4,126	$4,126	$0	$0	$0	$0
Policyholders’ account balances	22,390	22,390	0	0	0	0
Reinsurance and funds withheld payables	(71)	0	0	0	(224)	0
Other liabilities(2)	7,797	0	0	0	4	0
Notes issued by consolidated variable interest entities (“VIEs”)	2,458	2,458	0	0	0	0
Total liabilities	$36,700	$28,974	$0	$0	$(220)	$0

	As of December 31, 2025
	PFI excluding Closed Block Division and Funds Withheld		Closed Block Division		Funds Withheld
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$295,781	$10,802	$28,882	$1,073	$6,792	$123
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	896	0	0	0	0	0
Equity securities	3,946	0	0	0	0	0
Subtotal	4,842	0	0	0	0	0
Market risk benefit assets	2,330	2,330	0	0	0	0
Fixed maturities, trading	5,239	480	581	17	9,049	1,816
Equity securities	9,379	577	1,593	49	0	0
Commercial mortgage and other loans	793	0	0	0	263	263
Other invested assets(2)	2,728	1,087	1	1	31	0
Short-term investments	5,551	1	158	0	72	0
Cash equivalents	11,685	0	737	0	416	0
Reinsurance recoverables and deposit receivables	(50)	0	0	0	623	367
Separate account assets	168,745	211	0	0	0	0
Total assets	$507,023	$15,488	$31,952	$1,140	$17,246	$2,569
Market risk benefit liabilities	$4,623	$4,623	$0	$0	$0	$0
Policyholders’ account balances	18,799	18,799	0	0	0	0
Reinsurance and funds withheld payables	(20)	0	0	0	194	0
Other liabilities(2)	6,211	0	0	0	4	0
Notes issued by consolidated variable interest entities (“VIEs”)	767	767	0	0	0	0
Total liabilities	$30,380	$24,189	$0	$0	$198	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and Funds Withheld, the Closed Block division and Funds Withheld totaled 3.6%, 4.6%, and 19.7%, respectively, as of September 30, 2026, and 3.1%, 3.6%, and 14.9%, respectively, as of December 31, 2025.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division and Funds Withheld included approximately $1,154 million of public fixed maturities as of September 30, 2026, with values primarily based on indicative broker quotes, and approximately $12,510 million of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Income Taxes

For information regarding income taxes, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2026, there have been no material changes in our economic exposure to market risk from December 31, 2025, a description of which may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” See “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2026, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2026 through July 31, 2026	713,254	$117.48	708,995
August 1, 2026 through August 31, 2026	697,176	$122.03	682,688
September 1, 2026 through September 30, 2026	703,825	$118.53	703,622
Total	2,114,255		2,095,305	$250,000,000
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

ITEM 5. OTHER INFORMATION

Company Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, no such plans or other arrangements were adopted or terminated.

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

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
Gibraltar Life	The Gibraltar Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Funding	Prudential Funding, LLC
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PGIM	The global investment management business of Prudential Financial, Inc.	Prudential of Brazil	Prudential do Brasil Seguros S.A.
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Mexico	Prudential Seguros Mexico, S.A. de C.V.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
Pruco Life	Pruco Life Insurance Company

Defined Terms

AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	Morningstar	Morningstar, Inc.
Allstate	The Allstate Corporation	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
AuguStar	AuguStar Life Insurance Company, formerly known as The Ohio National Life Insurance Company	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Board	Prudential Financial’s Board of Directors	PGIM India	PGIM operations in India
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products	Prismic	Prismic Life Holding Company LP
Deerpath	Deerpath Capital Management, LP	Prismic Re	Prismic Life Reinsurance, Ltd.
Empower	Great-West and Great-West Life & Annuity Insurance Company of New York, now known as Empower Annuity Insurance Company of America and Empower Life & Annuity Insurance Company of New York, respectively	Prismic Re International	Prismic Life Reinsurance International, Ltd.
Exchange Act	The Securities Exchange Act of 1934	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Farmer Mac	Federal Agricultural Mortgage Corporation	Resolution Re	Resolution Re, Ltd.
Federal Transferable Tax Credits	Certain federal clean energy tax credits	S&P	S&P Global Ratings
Fitch	Fitch Ratings	Somerset Re	Somerset Reinsurance Ltd.
Funds Withheld	Assets the Company retains the legal ownership of under certain reinsurance arrangements	Talcott Resolution	Talcott Resolution Life Insurance Company
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Tax Act of 2025	H.R.1, also referred to as the “One Big Beautiful Bill Act”
Hartford Financial	Hartford Financial Services Group, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody’s	Moody’s Ratings	Wilton Re	Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited, collectively

Acronyms

ACL	Allowance for Credit Losses	GMIWB	Guaranteed Minimum Income and Withdrawal Benefits
AIR	Additional Insurance Reserves	GMWB	Guaranteed Minimum Withdrawal Benefits
ALM	Asset Liability Management	HDI	Highest Daily Lifetime Income
AOCI	Accumulated Other Comprehensive Income (Loss)	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MRBs	Market Risk Benefits
AUD	Australian Dollar	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NCTI	Net Controlled Foreign Corporation Tested Income
CLO	Collateralized Loan Obligations	NJDOBI	New Jersey Department of Banking and Insurance
CODM	Chief Operating Decision Maker	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income (Loss)
DPL	Deferred Profit Liability	OECD	Organization of Economic Cooperation and Development
DRG	Deferred Reinsurance Gains	OTC	Over-The-Counter
DRL	Deferred Reinsurance Losses	OTTI	Other-Than-Temporary Impairments
DSI	Deferred Sales Inducements	PALAC	Prudential Annuities Life Assurance Corporation
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined Income
ESR	Economic Solvency Ratio	POT	The Prudential Life Insurance Company of Taiwan Inc.
FABN	Funding Agreement-Backed Notes	RAF	Risk Appetite Framework
FACP	Funding Agreement-Backed Commercial Paper	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FHLBNY	Federal Home Loan Bank of New York	SOFR	Secured Overnight Financing Rate
FLIAC	Fortitude Life Insurance and Annuity Company	SVO	Securities Valuation Office
FSA	Financial Services Agency (an agency of the Japanese government)	TBA	To-Be-Announced
GICs	Guaranteed Investment Contracts	U.S.	The United States of America
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GLWB	Guaranteed Living Withdrawal Benefits	USD	U.S. Dollar
GMAB	Guaranteed Minimum Accumulation Benefits	VIEs	Variable Interest Entities
GMDB	Guaranteed Minimum Death Benefits	VOBA	Value of Business Acquired
GMIB	Guaranteed Minimum Income Benefits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ YANELA C. FRIAS
Yanela C. Frias Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 4, 2026